Form 10-Q
period 2007-06-30
Targa Resources Partners LP
filed 2007-08-14
CIK 1379661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33303

TARGA RESOURCES PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1295427 (I.R.S. Employer Identification No.)

1000 Louisiana, Suite 4300, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

There were 19,336,000 Common Units, 11,528,231 Subordinated Units and 629,555 General Partner Units outstanding as of August 1, 2007.

As generally used in the energy industry and in this Quarterly Report on Form 10-Q, the identified terms have the following meanings:

BBtu	Billion British thermal units
Btu	British thermal unit, a measure of heating value
/d	Per day
gal	Gallons
Bbl	Barrels
MBbl	Thousand barrels
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL	Natural gas liquids

Price Index
Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-Waha	Inside FERC Gas Market Report, West Texas Waha
MB-OPIS	Oil Price Information Service, Mont Belvieu, Texas
NY-WTI	NYMEX, West Texas Intermediate Crude Oil

Cautionary Statement About Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy, future capital and other expenditures, plans and objectives of management for future operations. You can typically identify forward-looking statements by the use of forward-looking words such as “may,” “potential,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or similar expressions or variations on such expressions. Each forward-looking statement reflects our current view of future events and is subject to risks, uncertainties and other factors, known and unknown, which could cause our actual results to differ materially from any results expressed or implied by our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the gathering and processing industry;

•	the timing and extent of changes in natural gas, NGL and commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	our ability to grow through acquisitions or internal growth projects, and the successful integration and future performance of such assets;

•	the level and success of natural gas drilling around our assets, and our success in connecting natural gas supplies to our gathering and processing systems;

•	general economic, market and business conditions; and

•	the risks described elsewhere in this quarterly report and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,361	$—
Receivables from third parties	1,195	1,310
Receivables from affiliated companies	50,701	—
Assets from risk management activities	7,616	17,250
Other	483	—

Total current assets	69,356	18,560
Property, plant and equipment, at cost	1,139,723	1,129,210
Accumulated depreciation	(93,586)	(65,102)

Property, plant and equipment, net	1,046,137	1,064,108
Long-term assets from risk management activities	4,462	15,541
Other long-term assets	3,860	17,612

Total assets	$1,123,815	$1,115,821

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,252	$2,789
Accrued liabilities	33,983	28,832
Current maturities of debt allocated from Parent	—	281,083
Liabilities from risk management activities	6,874	—

Total current liabilities	45,109	312,704

Long-term debt allocated from Parent	—	582,877
Long-term debt	294,500	—
Long-term liabilities from risk management activities	11,550	96
Other long-term liabilities	1,763	1,684
Deferred income tax liability	3,197	2,844
Commitments and contingencies (Note 9)
Partners’ capital:
Common unitholders (19,336,000 units issued and outstanding at June 30, 2007)	378,208	—
Subordinated unitholders (11,528,231 units issued and outstanding at June 30, 2007)	376,673	—
General partner (629,555 units issued and outstanding at June 30, 2007)	20,571	—
Accumulated other comprehensive income (loss)	(7,756)	30,843
Net parent investment	—	184,773

Total partners’ capital	767,696	215,616

Total liabilities and partners’ capital	$1,123,815	$1,115,821

See notes to unaudited consolidated financial statements

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per unit amounts)

Revenues from third parties	$4,300	$2,871	$10,384	$4,728
Revenues from affiliates	102,103	89,802	189,612	184,196

Total operating revenues	106,403	92,673	199,996	188,924
Costs and expenses:
Product purchases from third parties	74,306	64,657	137,751	132,350
Product purchases from affiliates	271	227	514	400
Operating expenses, excluding DD&A	6,065	5,599	12,033	11,543
Depreciation and amortization expense	14,289	13,719	28,484	27,439
General and administrative expense	1,953	1,667	3,531	3,255

	96,884	85,869	182,313	174,987

Income from operations	9,519	6,804	17,683	13,937
Other expense:
Interest expense, net	5,154	—	7,859	—
Interest expense from affiliates, net	—	—	9,827	—
Interest expense allocated from Parent	—	18,302	—	35,663

Income (loss) before income taxes	4,365	(11,498)	(3)	(21,726)
Deferred income tax expense	327	1,454	665	1,454

Net income (loss)	$4,038	$(12,952)	$(668)	$(23,180)

Allocation of net income (loss) for the three and six months ended June 30, 2007:
Net loss attributable to the period from January 1, 2007 to February 13, 2007	$—		$(6,861)
Net income attributable to the period from February 14, 2007 to June 30, 2007	4,038		6,193

Net income (loss)	$4,038		$(668)

General partner interest in net income for the period from February 14, 2007 to June 30, 2007	$81		$124

Common and subordinated unitholders’ interest in net income for the period from February 14, 2007 to June 30, 2007	$3,957		$6,069

Basic net income per common and subordinated unit	$0.13		$0.20

Diluted net income per common and subordinated unit	$0.13		$0.20

Basic average number of common and subordinated units outstanding	30,848		30,848
Diluted average number of common and subordinated units outstanding	30,855		30,854

See notes to unaudited consolidated financial statements

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income (loss)	$4,038	$(12,952)	$(668)	$(23,180)
Other comprehensive income (loss):
Commodity hedges:
Change in fair value of commodity hedges	(7,440)	12,007	(33,335)	12,007
Reclassification adjustment for settled periods	(1,004)	—	(5,000)	—
Related income taxes	8	—	311	—
Interest rate swaps:
Change in fair value of interest rate swaps	—	593	(575)	1,559
Reclassification adjustment for settled periods	—	(36)	—	3

Other comprehensive income (loss)	(8,436)	12,564	(38,599)	13,569

Comprehensive loss	$(4,398)	$(388)	$(39,267)	$(9,611)

See notes to unaudited consolidated financial statements

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

		Accumulated
		Other	Partners’ Capital
	Net Parent	Comprehensive	Limited Partners		General
	Investment	Income	Common	Subordinated	Partner	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2006	$184,773	$30,843	$—	$—	$—	$215,616
Net loss attributable to the period from January 1, 2007 through February 13, 2007	(6,861)	—	—	—	—	(6,861)
Other contributions	218,993	—	—	—	—	218,993
Book value of net assets contributed by Targa Resources, Inc. to the Partnership	(396,905)	—	—	376,351	20,554	—
Issuance of units to public (including underwriter over-allotment), net of offering and other costs	—	—	377,593	—	—	377,593
Non-cash compensation	—	—	76	—	—	76
Other comprehensive loss	—	(38,599)	—	—	—	(38,599)
Net income attributable to the period from February 14, 2007 to June 30, 2007	—	—	3,802	2,267	124	6,193
Distributions	—	—	(3,263)	(1,945)	(107)	(5,315)

Balance at June 30, 2007	$—	$(7,756)	$378,208	$376,673	$20,571	$767,696

See notes to unaudited consolidated financial statements

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(668)	$(23,180)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	28,484	27,439
Accretion of asset retirement obligations	79	72
Amortization of debt issue costs	305	2,570
Noncash compensation	76	—
Gain (loss) on sale of assets	1	(15)
Deferred income tax expense	665	1,454
Risk management activities	130	—
Changes in operating assets and liabilities:
Accounts receivable	(11,730)	409
Inventory	—	824
Other	(503)	630
Accounts payable	1,463	933
Accrued liabilities	5,151	(7,754)

Net cash provided by operating activities	23,453	3,382

Cash flows from investing activities
Purchases of property, plant and equipment	(10,515)	(11,225)
Other	1	64

Net cash used in investing activities	(10,514)	(11,161)

Cash flows from financing activities
Proceeds from initial public offering	380,768	—
Costs incurred in connection with initial public offering	(3,175)	—
Distributions	(5,315)	—
Proceeds from borrowings under credit facility	342,500	—
Costs incurred in connection with financing arrangements	(4,145)	—
Repayments of loans:
Affiliated	(665,692)	—
Credit facility	(48,000)	—
Deemed parent contributions (distributions)	(519)	7,779

Net cash provided by (used in) financing activities	(3,578)	7,779

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$9,361	$—

Supplemental cash flow information:
Net settlement of allocated indebtedness and debt issue costs	$846,348	$—
Net contribution of affiliated indebtedness	(665,692)	—
Net contribution of affiliated receivables	38,856	—
Noncash long-term debt allocation of payments from Parent	—	2,466

See notes to unaudited consolidated financial statements

Targa Resources Partners LP

Notes to Consolidated Financial Statements

Note 1 —	Description of Business and Basis of Presentation

Targa Resources Partners LP (the “Partnership”, “we”, “our”, “us”), a Delaware limited partnership formed in October 2006, currently operates two wholly-owned natural gas processing plants and an extensive network of integrated gathering pipelines that serve a 14 county natural gas producing region in the Fort Worth Basin in North Central Texas (the “North Texas System”). The natural gas processing facilities comprise the Chico processing and fractionating facilities and the Shackelford processing facility.

We closed our initial public offering (“IPO”) of 19,320,000 common units (including 2,520,000 common units sold pursuant to the full exercise by the underwriters of their option to purchase additional common units) at a price of $21.00 per unit on February 14, 2007. Proceeds from the IPO were approximately $377.6 million, net of offering costs. Concurrent with the IPO, Targa Resources, Inc. (“Targa”) contributed its interest in Targa North Texas GP LLC and Targa North Texas LP (“TNT LP”) to us. In return, Targa indirectly received a 2% general partnership interest in us (629,555 General Partner Units), incentive distribution rights and a 36.6% limited partnership interest in us (11,528,231 Subordinated Units). Our general partner is Targa Resources GP LLC (“TR GP”), a wholly owned subsidiary of Targa. See Note 3 for information related to the distribution rights of the common and subordinated unitholders and the incentive distribution rights held by the general partner.

The accompanying unaudited consolidated financial statements of the Partnership include historical cost-basis accounts of the assets of TNT LP, or the North Texas System, contributed to us by Targa in connection with the IPO for the periods prior to February 14, 2007, the closing date of the Partnership’s IPO, and include charges from Targa for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. Management believes that the allocation methods are reasonable, and that the allocations are representative of costs that would have been incurred on a stand-alone basis. Both the Partnership and TNT LP are considered “entities under common control” as defined under accounting principles generally accepted in the United States of America (“GAAP”) and, as such, the transfer between entities of the assets and liabilities and operations has been recorded in a manner similar to that required for a pooling of interests, whereby the recorded assets and liabilities of TNT LP are carried forward to the consolidated partnership at their historical amounts. The Partnership as used herein refers to the consolidated financial results and operations for the North Texas System from its inception through its contribution to us and to the Partnership thereafter.

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

These unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 include all adjustments, both normal and recurring, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Transactions

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

between us and other Targa operations have been identified in the unaudited consolidated financial statements as transactions between affiliates (see Note 5). Financial results for the Partnership for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2007. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The changes in our aggregate asset retirement obligations are as follows (in thousands):

Balance as of December 31, 2006	$1,684
Liabilities incurred	—
Change in estimate	—
Accretion expense	79

Balance as of June 30, 2007	$1,763

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

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

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

Income Taxes.  The Partnership is not subject to federal income taxes. As a result, our earnings or losses for federal income tax purposes are included in the tax returns of our individual partners. In May 2006, Texas adopted a margin tax, consisting generally of a 1% tax on the amount by which total revenues exceed cost of goods sold. Accordingly, we have estimated our liability for this tax and it is presently recorded as a deferred tax liability.

We adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, we have determined that there are no significant uncertain tax positions requiring recognition in our financial statements at the date of adoption or at June 30, 2007. There are no unrecognized tax benefits that, if recognized, would affect the effective rate, and there are no unrecognized tax benefits that are reasonably expected to increase or decrease in the next twelve months. We file tax returns in the U.S. Federal and State of Texas jurisdictions, and are open to federal and state income tax examinations for years 2006 forward. Presently, no income tax examinations are underway, and none have been announced. No potential interest or penalties were recognized at June 30, 2007.

Inventory Imbalance.  Quantities of natural gas and/or natural gas liquids (“NGL”) over-delivered or under-delivered related to operational balancing agreements are recorded monthly as inventory or as a payable using weighted average prices at the time the imbalance was created. Monthly, inventory imbalances receivable are valued at the lower of cost or market; inventory imbalances payable are valued at replacement cost. These imbalances are typically settled in the following month with deliveries of natural gas or NGL. Certain contracts require cash settlement of imbalances on a current basis. Under these contracts, imbalance cash-outs are recorded as a sale or purchase of natural gas, as appropriate.

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

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

EITF 03-6 does not impact the Partnership’s overall net income or other financial results; however, in periods in which aggregate net income exceeds the Partnership’s aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though the Partnership makes distributions on the basis of available cash and not earnings. In periods in which the Partnership’s aggregate net income does not exceed its aggregate distributions for such period, EITF 03-6 does not have any impact on the Partnership’s calculation of earnings per limited partner unit.

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

Revenue Recognition.  The Partnership’s primary types of sales and service activities reported as operating revenues include:

•	sales of natural gas, NGL and condensate; and

•	natural gas processing, from which we generate revenues through the compression, gathering, treating, and processing of natural gas.

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

The Partnership recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured.

For processing services, the Partnership receives either fees or a percentage of commodities as payment for these services, depending on the type of contract. Under percent-of-proceeds contracts, the Partnership is paid for its services by keeping a percentage of the NGL extracted and the residue gas resulting from processing natural gas. In percent-of-proceeds arrangements, the Partnership remits either a percentage of the proceeds received from the sales of residue gas and NGL or a percentage of the residue gas or NGL at the tailgate of the plant to the producer. Under the terms of percent-of-proceeds and similar contracts, the Partnership may purchase the producer’s share of the processed commodities for resale or deliver the commodities to the producer at the tailgate of the plant. Percent-of-value and percent-of-liquids contracts are variations on this arrangement. Under keep-whole contracts, the Partnership keeps the NGL extracted and returns to the producer volumes of residue gas containing an equivalent Btu content as the unprocessed natural gas that was delivered to the Partnership. Natural gas or NGL that the Partnership receives for services or purchase for resale are in turn sold and recognized in accordance with the criteria outlined above. Under fee-based contracts, the Partnership receives a fee based on throughput volumes.

The Partnership generally reports revenues gross in the consolidated statements of operations, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Except for fee-based contracts, the Partnership acts as the principal in the transactions where we receive commodities, take title to the natural gas and NGL, and incur the risks and rewards of ownership.

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

Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact this new accounting standard will have on our financial statements.

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently reviewing this new accounting standard and the impact, if any, it will have on our financial statements.

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

Due to the timing of our IPO, a pro-rated distribution for the first quarter of 2007 of $0.16875 per common unit was approved by the Board of Directors of our general partner on April 23, 2007. On May 15,

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

2007, we paid this distribution (approximately $5.3 million) to unitholders of record as of the close of business on May 3, 2007.

The following table illustrates the Partnership’s calculation of net income per limited and subordinated partner unit for the three and six months ended June 30, 2007 (in thousands, except unit and per unit information):

	Three Months	Three Months	Six Months			Six Months
	Ended	Ended	Ended	Feb. 14, 2007 to	Jan. 1, 2007 to	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2007	Feb. 13, 2007	June 30, 2006

Revenues from third parties	$4,300	$2,871	$10,384	$6,449	$3,935	$4,728
Revenues from affiliates	102,103	89,802	189,612	151,443	38,169	184,196

	106,403	92,673	199,996	157,892	42,104	188,924
Costs and expenses:
Product purchases	74,577	64,884	138,265	109,570	28,695	132,750
Operating expenses, excluding DD&A	6,065	5,599	12,033	9,217	2,816	11,543
Depreciation and amortization expense	14,289	13,719	28,484	21,559	6,925	27,439
General and administrative expense	1,953	1,667	3,531	2,829	702	3,255

	96,884	85,869	182,313	143,175	39,138	174,987

Income from operations	9,519	6,804	17,683	14,717	2,966	13,937
Other expense
Interest expense, net	5,154	—	7,859	7,859	—	—
Interest expense from affiliate, net	—	—	9,827	—	9,827	—
Interest expense allocated from Parent	—	18,302	—	—	—	35,663

Income (loss) before income taxes	4,365	(11,498)	(3)	6,858	(6,861)	(21,726)
Deferred income tax expense	327	1,454	665	665	—	1,454

Net income (loss)	$4,038	$(12,952)	$(668)	$6,193	$(6,861)	$(23,180)

General partner interest in net income	$81		$(6,737)	$124	$(6,861)

Net income available to common and subordinated unitholders	$3,957		$6,069	$6,069	$—

Basic net income per common and subordinated unit	$0.13		$0.20	$0.20

Diluted net income per common and subordinated unit	$0.13		$0.20	$0.20

Basic average number of common and subordinated units outstanding	30,848		30,848	30,848
Restrictive equivalents	7		6	6

Diluted average number of common and subordinated units outstanding	30,855		30,854	30,854

The calculation of basic and diluted net income per common and subordinated unit are the same for all periods presented as distributable cash flow was greater than net income for those periods.

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Related-Party Transactions

Targa Resources, Inc.

On February 14, 2007, we entered into an Omnibus Agreement with Targa, our general partner and others that addressed the reimbursement of our general partner for costs incurred on our behalf and indemnification matters. Any or all of the provisions of the Omnibus Agreement, other than the indemnification provisions described in Note 9, are terminable by Targa at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The Omnibus Agreement will also terminate in the event of a change of control of us or our general partner.

Reimbursement of Operating and General and Administrative Expense

Under the Omnibus Agreement, we reimburse Targa for the payment of certain operating expenses, including compensation and benefits of operating personnel, and for the provision of various general and administrative services for our benefit with respect to the assets contributed to us in connection with our IPO. Specifically, we reimburse Targa for the following expenses:

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

Sales to and purchases from affiliates.  The Partnership routinely conducts business with other subsidiaries of Targa. The related transactions result primarily from purchases and sales of natural gas and NGL. Prior to February 14, 2007, all of the Partnership’s expenditures were paid through Targa, resulting in inter-company transactions. Prior to February 14, 2007, settlement of these inter-company transactions was through adjustments to partners’ capital accounts. Effective February 14, 2007, these transactions are settled monthly in cash.

NGL and Condensate Purchase Agreement.  In connection with our IPO which closed on February 14, 2007, we entered into an NGL and high pressure condensate purchase agreement with Targa Liquids Marketing and Trade (“TLMT”) which has an initial term of 15 years and will automatically extend for a term of five years, unless the agreement is otherwise terminated by either party, pursuant to which (i) we are obligated to sell all volumes of NGL (other than high-pressure condensate) that we own or control to TLMT and (ii) we have the right to sell to TLMT or third parties the volumes of high-pressure condensate that we own or control, in each case at a price based on the prevailing market price less transportation, fractionation and certain other fees. Furthermore, either party may elect to terminate the agreement if either party ceases to be an affiliate of Targa.

Natural Gas Purchase Agreement.  In connection with our IPO which closed on February 14, 2007, we entered into a natural gas purchase agreement with Targa Gas Marketing LLC (“TGM”) at a price based on

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

TGM’s sale price for such natural gas, less TGM’s costs and expenses associated therewith. This agreement has an initial term of 15 years and will automatically extend for a term of five years, unless the agreement is otherwise terminated by either party. Furthermore, either party may elect to terminate the agreement if either party ceases to be an affiliate of Targa.

Allocation of costs.  The employees supporting the Partnership’s operations are employees of Targa. The Partnership’s financial statements include costs allocated to it by Targa for centralized general and administrative services performed by Targa, as well as depreciation of assets utilized by Targa’s centralized general and administrative functions. Costs allocated to the Partnership were based on identification of Targa’s resources which directly benefit the Partnership and its proportionate share of costs based on the Partnership’s estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if the Partnership had been operated as a stand-alone entity. Prior to February 14, 2007, these allocations were not settled in cash, but were settled through an adjustment to partners’ capital accounts. Effective February 14, 2007, all intercompany accounts are settled monthly in cash.

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

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the sales to and purchases from affiliates of Targa, payments made or received by Targa on behalf of the Partnership and allocations of costs from Targa which were settled through adjustments to partners’ capital. Management believes these transactions are executed on terms that are fair and reasonable.

	Six Months			Six Months
	Ended	Feb. 14, 2007 to	Jan. 1, 2007 to	Ended
	June 30, 2007	June 30, 2007	Feb. 13, 2007	June 30, 2006
	(In thousands)

Cash
Sales to affiliates	$(189,612)	$(151,443)	$(38,169)	$(184,196)
Purchases from affiliates	514	437	77	400
Allocations of general & administrative expenses — pre IPO	702	—	702	3,255
Allocations of general & administrative expenses under Omnibus Agreement	2,829	2,829	—	—
Allocated interest	—	—	—	35,663
Affiliate interest	9,838	—	9,838	—
Receivable from affiliates to be settled in cash	50,701	50,701	—	—
Payments made by the Parent	124,509	97,476	27,033	150,163

	$(519)	$—	(519)	5,285

Noncash
Net settlement of allocated indebtedness and debt issue costs			$846,348	$—
Net contribution of affiliated indebtedness			(665,692)	—
Other			38,856	2,466

			219,512	2,466

			$218,993	$7,751

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

Other

Commodity hedges.  We have entered into various commodity derivative transactions with Merrill Lynch Commodities Inc. (“MLCI”), an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”). Merrill Lynch holds an equity interest in the holding company that indirectly owns our general partner. Under the terms of these various commodity derivative transactions, MLCI has agreed to pay us specified fixed prices in relation to specified notional quantities of natural gas and condensate over periods ending in 2010, and we have agreed to pay MLCI floating prices based on published index prices of such commodities for delivery at specified locations. The following table shows our open commodity derivatives with MLCI as of June 30, 2007:

Period	Commodity	Instrument Type	Daily Volumes	Average Price		Index

Jul 2007 — Dec 2007	Natural gas	Swap	4,200 MMBtu	$9	.14 per MMBtu	IF-Waha
Jan 2008 — Dec 2008	Natural gas	Swap	3,847 MMBtu	8	.76 per MMBtu	IF-Waha
Jan 2009 — Dec 2009	Natural gas	Swap	3,556 MMBtu	8	.07 per MMBtu	IF-Waha
Jan 2010 — Dec 2010	Natural gas	Swap	3,289 MMBtu	7	.39 per MMBtu	IF-Waha
Jul 2007 — Dec 2007	NGL	Swap	500 Bbl	37	.80 per Bbl	OPIS-MB
Jan 2008 — Dec 2008	NGL	Swap	375 Bbl	36	.75 per Bbl	OPIS-MB
Jan 2009 — Dec 2009	NGL	Swap	300 Bbl	35	.39 per Bbl	OPIS-MB
Jul 2007 — Dec 2007	Condensate	Swap	319 Bbl	75	.27 per Bbl	NY-WTI
Jan 2008 — Dec 2008	Condensate	Swap	264 Bbl	72	.66 per Bbl	NY-WTI
Jan 2009 — Dec 2009	Condensate	Swap	202 Bbl	70	.60 per Bbl	NY-WTI
Jan 2010 — Dec 2010	Condensate	Swap	181 Bbl	69	.28 per Bbl	NY-WTI

Note 6 —	Debt

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

On January 1, 2007, Targa contributed to us affiliated indebtedness related to the North Texas System of approximately $904.5 million (including accrued interest of $88.3 million computed at 10% per anum). The Partnership recorded approximately $9.8 million in interest expense associated with this affiliated debt for the period from January 1, 2007 through February 13, 2007. On February 14, 2007, Targa contributed its interest in Targa North Texas GP LLC and Targa North Texas LP to us.

The stated 10% interest rate in the formal debt arrangement is not indicative of prevailing external rates of interest including that incurred under our credit facility which is secured by substantially all of our assets. On a pro forma basis, at prevailing interest rates the affiliated interest expense for the period from January 1, 2007 to February 13, 2007 would have been reduced by $3.0 million. The pro forma interest expense adjustment has been calculated by applying the weighted average rate of 6.9% that we incurred under our revolving credit facility to the affiliate debt balance for the period from January 1, 2007 to February 13, 2007.

On February 14, 2007, we entered into a credit agreement which provides for a five-year $500 million revolving credit facility with a syndicate of financial institutions. The revolving credit facility bears interest at the Partnership’s option, at the higher of the lender’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0% to 1.25% dependent on the Partnership’s total leverage ratio, or LIBOR plus an applicable margin ranging from 1.0% to 2.25% dependent on the Partnership’s total leverage ratio. The

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

Partnership initially borrowed $342.5 million under its credit facility, and concurrently repaid $48.0 million under its credit facility with the proceeds from the 2,520,000 common units sold pursuant to the full exercise by the underwriters of their option to purchase additional common units. The net proceeds of $294.5 million from this borrowing, together with approximately $371.2 million of available cash from the IPO (after payment of offering and debt issue costs and necessary operating cash reserve balances), were used to repay approximately $665.7 million of affiliate indebtedness. In connection with our IPO, the guarantee of indebtedness from the entity holding the North Texas System was terminated, the collateral interest was released and the remaining affiliate indebtedness was retired and treated as a capital contribution to the Partnership. Our credit facility is secured by substantially all of our assets. Our weighted average interest rate on outstanding borrowings under our credit facility for the period from February 14, 2007 to June 30, 2007 was 6.9%.

The credit agreement restricts our ability to make distributions of available cash to unitholders if we are in any default or an event of default (as defined in the credit agreement) exists. The credit agreement requires us to maintain a leverage ratio (the ratio of consolidated indebtedness to our consolidated EBITDA, as defined in the credit agreement) of no more than 5.75 to 1.00, as of June 30, 2007; and no more than 5.00 to 1.00 on the last day of any fiscal quarter ending on or after September 30, 2007. The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, as defined in the credit agreement) of no less than 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination. In addition, the credit agreement contains various covenants that may limit, among other things, our ability to:

•	incur indebtedness;

•	grant liens; and

•	engage in transactions with affiliates.

The credit facility matures on February 14, 2012, at which time all unpaid principal and interest is due.

As of June 30, 2007, we had approximately $205.5 million available under our revolving credit facility, after giving effect to our outstanding borrowings.

Note 7 —	Derivative Instruments and Hedging Activities

At June 30, 2007 and December 31, 2006, OCI included $7.8 million of unrealized net losses and $30.5 million ($30.2 million, net of tax) of unrealized net gains, respectively, on commodity hedges. For the three and six months ended June 30, 2007, deferred net gains on commodity hedges of $1.0 million and $5.0 million were reclassified from OCI and credited to income as revenues. There were no settlements of commodity hedges during the first six months of 2006. There were no adjustments for hedge ineffectiveness during the first six months of 2007 or 2006.

At December 31, 2006, OCI also included $0.6 million of unrealized gains on interest rate hedges allocated from Targa. In connection with our IPO, all allocated debt was repaid or retired, and the associated allocated interest rate swaps were also retired. For the three and six months ended June 30, 2006, deferred net gains (losses) on interest rate hedges of $36,000 and ($3,000) were reclassified from OCI to net interest expense. There were no adjustments for hedge ineffectiveness during the first six months of 2007 or 2006.

At June 30, 2007, deferred net gains of $35,000 on commodity hedges recorded in OCI are expected to be reclassified to earnings during the next twelve months.

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2007, we had the following hedge arrangements for the six months ended December 31, 2007 and the years ended December 31, 2008 thru 2012:

Natural Gas

		Avg. Price	MMBtu per Day
Instrument Type	Index	$/MMBtu	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	IF-NGPL MC	$8.56	8,152	—	—	—	—	—	$2,975
Swap	IF-NGPL MC	8.43	—	6,964	—	—	—	—	2,644
Swap	IF-NGPL MC	8.02	—	—	6,256	—	—	—	340
Swap	IF-NGPL MC	7.43	—	—	—	5,685	—	—	(713)
Swap	IF-NGPL MC	7.34	—	—	—	—	2,750	—	(181)
Swap	IF-NGPL MC	7.18	—	—	—	—	—	2,750	(90)

			8,152	6,964	6,256	5,685	2,750	2,750	4,975

Swap	IF-Waha	8.73	5,460	—	—	—	—	—	1,836
Swap	IF-Waha	8.53	—	4,657	—	—	—	—	1,102
Swap	IF-Waha	7.96	—	—	4,196	—	—	—	(177)
Swap	IF-Waha	7.38	—	—	—	3,809	—	—	(659)
Swap	IF-Waha	7.36	—	—	—	—	2,250	—	(200)
Swap	IF-Waha	7.18	—	—	—	—	—	2,250	(136)

			5,460	4,657	4,196	3,809	2,250	2,250	1,766

Total Swaps			13,612	11,621	10,452	9,494	5,000	5,000	6,741

Floor	IF-NGPL MC	6.45	520	—	—	—	—	—	56
Floor	IF-NGPL MC	6.55	—	1,000	—	—	—	—	259
Floor	IF-NGPL MC	6.55	—	—	850	—	—	—	186

			520	1,000	850	—	—	—	501

Floor	IF-Waha	6.70	350	—	—	—	—	—	37
Floor	IF-Waha	6.85	—	670	—	—	—	—	168
Floor	IF-Waha	6.55	—	—	565	—	—	—	113

			350	670	565	—	—	—	318

Total Floors			870	1,670	1,415	—	—	—	819

									$7,560

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

NGL

		Avg. Price	Barrels per Day
Instrument Type	Index	$/gal	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	OPIS-MB	$0.96	3,416	—	—	—	—	—	$(3,375)
Swap	OPIS-MB	0.93	—	2,909	—	—	—	—	(5,136)
Swap	OPIS-MB	0.89	—	—	2,547	—	—	—	(2,863)
Swap	OPIS-MB	0.87	—	—	—	2,157	—	—	(1,718)
Swap	OPIS-MB	0.90	—	—	—	—	1,250	—	(262)
Swap	OPIS-MB	0.90	—	—	—	—	—	750	69

			3,416	2,909	2,547	2,157	1,250	750	$(13,285)

Condensate

		Avg. Price	Barrels per Day
Instrument Type	Index	$/Bbl	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	NY-WTI	$72.82	439	—	—	—	—	—	$126
Swap	NY-WTI	70.68	—	384	—	—	—	—	(223)
Swap	NY-WTI	69.00	—	—	322	—	—	—	(356)
Swap	NY-WTI	68.10	—	—	—	301	—	—	(274)

Total Swaps			439	384	322	301	—	—	(727)

Floor	NY-WTI	58.60	25	—	—	—	—	—	2
Floor	NY-WTI	60.50	—	55	—	—	—	—	48
Floor	NY-WTI	60.00	—	—	50	—	—	—	56

Total Floors			25	55	50	—	—	—	106

			464	439	372	301	—	—	$(621)

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenues on the hedged volumes than we would receive in the absence of hedges.

Note 8 —	Income Taxes

We are not a taxable entity for U.S. federal income tax purposes. Taxes on our net income are generally borne by our unitholders through allocations of taxable income pursuant to the partnership agreement. In May 2006, Texas substantially revised its tax rules and imposed a new tax based on modified gross margin, beginning in 2007. Pursuant to the guidance of SFAS 109, “Accounting for Income Taxes,” we have accounted for this tax as an income tax. Our income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2007, was computed by applying a 1.0% state income tax rate to taxable margin, as defined in the Texas statute.

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

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

Our environmental liability was $0.3 million at June 30, 2007, primarily for ground water assessment and remediation.

Under the Omnibus Agreement described in Note 5, Targa has indemnified us for three years from February 14, 2007, against certain potential environmental claims, losses and expenses associated with the operation of the North Texas System and occurring before such date that were not reserved on the books of the North Texas System. Targa’s maximum liability for this indemnification obligation will not exceed $10.0 million and Targa will not have any obligation under this indemnification until our aggregate losses exceed $250,000. We have indemnified Targa against environmental liabilities related to the North Texas System arising or occurring after February 14, 2007.

Litigation Summary

The Partnership is not a party to any legal proceeding other than legal proceedings arising in the ordinary course of its business. The Partnership is a party to various administrative and regulatory proceedings that have arisen in the ordinary course of its business which are not expected to have a material adverse effect upon our future financial position, results of operations or cash flows.

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

Targa Resources Partners LP

Notes to Consolidated Financial Statements — (Continued)

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

Equity Compensation Plans.

Our general partner has adopted a long-term incentive plan (“LTIP”) for employees, consultants and directors of our general partner and its affiliates who perform services for us, including officers, directors and employees of Targa. The LTIP provides for the grant of restricted units, phantom units, unit options and substitute awards, and with respect to unit options and phantom units, the grant of distribution equivalent rights (“DERs”). Under the LTIP, up to 1.68 million common units may be delivered pursuant to awards under the LTIP. The LTIP is administered by the board of directors of Targa Resources GP LLC, and may be delegated to the compensation committee of the board of directors of our general partner if one is established. Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to cash distributions paid on an outstanding common unit. Upon vesting, certain of the awards may be settled in common units or equivalent cash at the election of our general partner. For the three and six months ended June 30, 2007, we recognized compensation expense of approximately $85,000 and $115,000 related to the LTIP, respectively.

In connection with our IPO in February 2007, we made equity-based awards to each of our non-management and independent directors under our LTIP. We also made equity-based awards to each of the non-management and independent directors of Targa Investments. The awards were determined by Targa Investments and were ratified by the board of directors of our general partner. Each of our independent and non-management directors and the independent and non-management directors of Targa Investments received an initial award of 2,000 restricted units, for a total of 16,000 restricted units. The awards to these independent and non-management directors consist of restricted units and will settle with the delivery of common units. All of these awards are subject to three-year vesting, without a performance condition, and will vest ratably on each anniversary of the grant. For the three months ended June 30, 2007 and for the period from commencement of Partnership operations (February 14, 2007) through June 30, 2007, we recognized compensation expense of approximately $60,000 and $76,000 related to the equity-based awards, respectively. We estimate that the remaining fair value of $0.3 million will be recognized in expense over the next 32 months.

Note 11 —	Subsequent Event

On July 23, 2007, our general partner approved a quarterly distribution of available cash of $0.3375 per unit (approximately $10.6 million), for the quarter ended June 30, 2007, payable on August 14, 2007 to unitholders of record as of the close of business on August 2, 2007.

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

Factors That Significantly Affect Our Results

Our results of operations are substantially impacted by changes in commodity prices as well as increases and decreases in the volume of natural gas that we gather and transport through our pipeline systems, which we refer to as throughput volume. Throughput volumes and capacity utilization rates generally are driven by wellhead production, our competitive position on a regional basis and more broadly by prices and demand for natural gas and NGL.

Our processing contract arrangements can have a significant impact on our profitability. We process natural gas under a combination of percent-of-proceeds contracts (representing approximately 97% of our gathered natural gas volumes) and keep-whole contracts (representing approximately 3% of our gathered natural gas volumes), each of which exposes us to commodity price risk. We attempt to mitigate this risk through hedging activities which can materially impact our results of operations. Please see Item 7A.

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

Hedging Activities.  In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes for the years 2007 through 2012 by entering into derivative financial instruments including swaps and purchased puts (or floors). With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. For additional information regarding our hedging activities, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

General and Administrative Expenses.  The Partnership recognized general and administrative expenses as a result of allocations from the consolidated general and administrative expenses of Targa. On February 14, 2007 the Partnership entered into the Omnibus Agreement with Targa pursuant to which our allocated general and administrative expenses are capped at $5 million per year for three years, subject to adjustment. In addition to these allocated general and administrative expenses, we expect to incur incremental general and administrative expenses as a result of operating as a separate publicly held limited partnership. These direct, incremental general and administrative expenses which are expected to be approximately $2.5 million annually, are not subject to the cap contained in the Omnibus Agreement and include costs associated with annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, incremental independent auditor fees, registrar and transfer agent fees and independent director compensation. These incremental general and administrative expenditures are not reflected in the historical financial statements of the Partnership. For a more complete description of this agreement, please see Item 13. Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement in our Annual Report on Form 10-K for the year ended December 31, 2006.

Working Capital Adjustments.  In the historical financial statements of the North Texas System, all intercompany transactions, including commodity sales and expense reimbursements, were not cash settled with Targa, but were recorded as an adjustment to parent equity on the balance sheet. The primary intercompany transactions between Targa and the Partnership were natural gas and NGL sales, the provision of operations and maintenance activities and the provision of general and administrative services. Accordingly, the working capital of the Partnership did not reflect any affiliate accounts receivable for intercompany commodity sales or affiliate accounts payable for the personnel and services provided by or paid for by the applicable parent on behalf of the Partnership. Subsequent to February 14, 2007, all transactions with Targa and its affiliates are cash settled on a monthly basis.

Distributions to our Unitholders.  We intend to make cash distributions to our unitholders and our general partner at an initial distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including other debt and common unit issuances, to fund our acquisition and expansion capital expenditures, as well as our working capital needs. Historically, the North Texas System has largely relied on internally generated cash flows for these purposes. Due to the timing of our IPO, a pro-rated distribution for the first quarter of 2007 of $0.16875 per common unit was approved by the Board of Directors of our general partner on April 23, 2007 and paid on May 15, 2007 to unitholders of record as of the close of the business on May 3, 2007. For the second quarter of 2007, a distribution to unitholders of $0.3375 per common unit was approved by the Board of Directors of our general partner on July 23, 2007. This distribution is payable on August 14, 2007 to unitholders of record as of the close of business on August 2, 2007.

Our Operations

Our results of operations are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported and sold through our gathering, processing and pipeline systems; the volumes of NGL and residue natural gas sold; and the level of natural gas and NGL prices. We generate our revenues and our operating margins principally under percent-of-proceeds contractual arrangements. Under these arrangements, we generally gather natural gas from producers at the wellhead or central delivery points, transport the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGL at index prices based on published index market prices. We remit to the producers either an agreed upon percentage of recovered volumes or the actual proceeds that we receive from our sales of the residue natural gas and NGL or an agreed upon percentage of the proceeds based on index related prices for the natural gas and NGL. Under these types of arrangements, our revenues correlate directly with the price of natural gas and NGL. For the three and six months ended June 30, 2007 and 2006, our percent-of-proceeds activities accounted for approximately 97% of our natural gas throughput volumes. The balance of our throughput volumes are processed under wellhead purchases and keep-whole contractual arrangements.

Our Chico facility includes an NGL fractionator with the capacity to fractionate up to 11,500 Bbl/d of the raw NGL mix that results from the processing of natural gas at Chico. This fractionation capability allows Chico to deliver either raw NGL mix to Mont Belvieu primarily through Chevron’s WTLPG Pipeline or separated NGL products to local and other markets via truck.

We sell all of our processed natural gas, NGL and high pressure condensate to Targa at market-based rates pursuant to natural gas, NGL and condensate purchase agreements. Low-pressure condensate is sold to third parties. For a more complete description of these arrangements, please see Item 13. Certain Relationships and Related Transactions and Director Independence and Item 1. Business — Market Access — Chico System Market Access in our Annual Report on Form 10-K for the year ended December 31, 2006.

How We Evaluate Our Operations

Our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the natural gas, NGL and condensate we sell, and the costs associated with conducting our operations, including the costs of wellhead natural gas that we purchase as well as operating and general and administrative costs. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for natural gas and NGL, and the natural gas and NGL throughput on our system are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, demand for our products and changes in our customer mix.

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating margin, (3) operating expenses, (4) general and administrative expenses, (5) EBITDA and (6) distributable cash flow.

Throughput Volumes, Facility Efficiencies and Fuel Consumption.  Our profitability is impacted by our ability to add new sources of natural gas supply to offset the natural decline of existing volumes from natural gas wells that are connected to our systems. This is achieved by connecting new wells as well as by capturing supplies currently gathered by third-parties. In addition, we seek to increase operating margins by limiting volume losses and reducing fuel consumption by increasing compression efficiency. With our gathering systems’ extensive use of remote monitoring capabilities, we monitor the volumes of natural gas received at the wellhead or central delivery points along our gathering systems, the volume of natural gas received at our processing plant inlets and the volumes of NGL and residue natural gas recovered by our processing plants. This information is tracked through our processing plants to determine customer settlements and helps us increase efficiency and reduce fuel consumption.

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

Operating Margin.  We review our performance based on the non-generally accepted accounting principle (“non-GAAP”) financial measure of operating margin. We define operating margin as total operating revenues, which consist of natural gas and NGL sales plus service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas purchases, and operating expenses. Natural gas and NGL sales revenues includes settlement gains and losses on commodity hedges. Our operating margin is impacted by volumes and commodity prices as well as by our contract mix and hedging program, which are described in more detail below. We view our operating margin as an important performance measure of the core profitability of our operations. We review our operating margin monthly for consistency and trend analysis.

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

Reconciliation of Non-GAAP Measures

			Six Months	Six Months
	Three Months	Three Months	Ended	Ended
	Ended June 30,	Ended June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(In millions)
		(Unaudited)

Reconciliation of “EBITDA” to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$(2.0)	$4.5	$23.5	$3.4
Allocated interest expense from parent(1)	—	17.0	—	33.1
Interest expense, net(1)	5.0	—	17.4	—
Changes in operating working capital which used (provided) cash:
Accounts receivable	21.8	—	11.7	(0.4)
Accounts payable and accrued liabilities	(1.3)	(0.6)	(6.6)	6.8
Other, including changes in noncurrent assets and liabilities	0.3	(0.4)	0.2	(1.5)

EBITDA	$23.8	$20.5	$46.2	$41.4

Reconciliation of “EBITDA” to net income (loss):
Net income (loss )	$4.0	$(13.0)	$(0.7)	$(23.2)
Add:
Allocated interest expense, net	—	18.3	—	35.7
Interest expense, net	5.2	—	17.7	—
Deferred income tax expense	0.3	1.5	0.7	1.5
Depreciation and amortization expense	14.3	13.7	28.5	27.4

EBITDA	$23.8	$20.5	$46.2	$41.4

Reconciliation of “operating margin” to net income (loss):
Net income (loss)	$4.0	$(13.0)	$(0.7)	$(23.2)
Add:
Depreciation and amortization expense	14.3	13.7	28.5	27.4
Deferred income tax expense	0.3	1.5	0.7	1.5
Other, net	—	—	—	—
Allocated interest expense, net	—	18.3	—	35.7
Interest expense, net	5.2	—	17.7	—
General and administrative expense	1.9	1.7	3.5	3.2

Operating margin	$25.7	$22.2	$49.7	$44.6

(1)	Net of amortization of debt issuance costs of $0.2 million and $0.3 million for the three and six months ended June 30, 2007 and $1.3 million and $2.6 million for the three and six months ended June 30, 2006.

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

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In millions)
	(Unaudited)

Reconciliation of “Distributable cash flow” to net income (loss):
Net income (loss)	$4.0	$(13.0)	$(0.7)	$(23.2)
Depreciation and amortization expense	14.3	13.7	28.5	27.4
Deferred income tax expense	0.3	1.5	0.7	1.5
Amortization of debt issue costs	0.2	1.3	0.3	2.6
Maintenance capital expenditures	(2.6)	(2.8)	(5.3)	(6.3)

Distributable cash flow	$16.2	$0.7	$23.5	$2.0

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

Results of Operations

The following table and discussion relate to the three and six months ended June 30, 2007 and 2006 and is a summary of our results of operations for the periods then ended.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions of dollars, except operating and price data)

Revenues	$106.4	$92.7	$200.0	$188.9
Product purchases	74.7	64.9	138.3	132.8
Operating expense, excluding DD&A	6.0	5.6	12.0	11.5
Depreciation and amortization expense	14.3	13.7	28.5	27.4
General and administrative expense	1.9	1.7	3.5	3.3

Income from operations	9.5	6.8	17.7	13.9
Interest expense, net	5.2	18.3	17.7	35.7
Deferred income tax expense (1)	0.3	1.5	0.7	1.4

Net income (loss)	$4.0	$(13.0)	$(0.7)	$(23.2)

Financial data:
Operating margin(2)	$25.7	$22.2	$49.7	$44.6
EBITDA(3)	$23.8	$20.5	$46.2	$41.3
Operating data:
Gathering throughput, MMcf/d(4)	166.4	166.8	166.3	167.3
Plant natural gas inlet, MMcf/d(5)(6)	160.4	160.3	160.0	160.4
Gross NGL production, MBbl/d	18.4	18.5	17.3	18.7
Natural gas sales, BBtu/d(6)	73.8	74.8	75.9	74.4
NGL sales, MBbl/d	13.9	13.9	13.0	13.9
Condensate sales, MBbl/d	1.9	1.6	1.9	1.6

Natural Gas, per MMBtu
Average realized sales price	$6.67	$5.51	$6.46	$6.28
Impact of hedging	0.36	—	0.38	—

Average realized price	$7.03	$5.51	$6.84	$6.28

NGL, per gal
Average realized sales price	$0.95	$0.89	$0.88	$0.84
Impact of hedging	(0.03)	—	(0.01)	—

Average realized price	$0.92	$0.89	$0.87	$0.84

Condensate, per Bbl
Average realized sales price	$54.88	$53.57	$50.39	$51.87
Impact of hedging	1.80	—	2.58	—

Average realized price	$56.68	$53.57	$52.97	$51.87

(1)	In May 2006, Texas adopted a margin tax effective January 1, 2007, consisting of a 1% tax on the amount by which total revenues exceed cost of goods sold. The amount presented represents our estimated liability for this tax.

(2)	Operating margin is total operating revenues less product purchases and operating expense. Please see Non-GAAP Financial Measures — Operating Margin included in this Item 2.

(3)	EBITDA is net income before interest, income taxes, depreciation and amortization. Please see Non-GAAP Financial Measures — EBITDA, included in this Item 2.

(4)	Gathering throughput represents the volume of natural gas gathered and passed through natural gas gathering pipelines from connections to producing wells and central delivery points.

(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.

(6)	Plant natural gas inlet volumes include producer take-in-kind, while natural gas sales exclude producer take-in-kind volumes.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Our revenues increased $13.7 million, or 15%, to $106.4 million for the three months ended June 30, 2007 compared to $92.7 million for the three months ended June 30, 2006. The increase is primarily due to:

•	a net increase attributable to commodity sales volume of $0.9 million, consisting of an increase in condensate revenues of $1.4 million, offset by a decrease in natural gas revenues of $0.5 million.

•	an increase attributable to commodity prices of $12.2 million, consisting of increases in natural gas, NGL and condensate revenues of $10.2 million, $1.5 million and $0.5 million, respectively.

•	an increase in revenues from fee based processing activities of $0.6 million.

Average realized prices for natural gas increased by $1.52 per MMBtu (including a $0.36 increase related to hedging), or 28%, to $7.03 per MMBtu for the three months ended June 30, 2007 compared to $5.51 per MMBtu for the three months ended June 30, 2006. The average realized price for NGL increased by $0.03 per gallon (net of a $0.03 decrease related to hedging), or 3%, to $0.92 per gallon for the three months ended June 30, 2007 compared to $0.89 per gallon for the three months ended June 30, 2006. The average realized price for condensate increased by $3.11 per Bbl (including a $1.80 increase related to hedging), or 6%, to $56.68 per Bbl for the three months ended June 30, 2007 compared to $53.57 per Bbl for the three months ended June 30, 2006.

Natural gas sales volumes decreased by 1.0 BBtu/d, to 73.8 BBtu/d for the three months ended June 30, 2007 compared to 74.8 BBtu/d for the three months ended June 30, 2006. NGL sales volumes were flat at 13.9 MBbl/d for the three months ended June 30, 2007 and June 30, 2006. Condensate sales volumes increased by 0.3 MBbl/d, or 19%, to 1.9 MBbl/d for the three months ended June 30, 2007 compared to 1.6 MBbl/d for the three months ended June 30, 2006. The volumetric difference in condensate is primarily the result of unseasonable wet weather and cooler temperatures and their impact on recoveries.

Product purchases increased by $9.8 million, or 15%, to $74.7 million for the three months ended June 30, 2007 compared to $64.9 million for the three months ended June 30, 2006. For the three months ended June 30, 2007 and 2006, product purchases were 70% of total revenues for both periods.

Operating expenses increased by $0.4 million, or 7%, to $6.0 million for the three months ended June 30, 2007 compared to $5.6 million for the three months ended June 30, 2006.

Depreciation and amortization expense increased by $0.6 million, or 4%, to $14.3 million for the three months ended June 30, 2007 compared to $13.7 million for the three months ended June 30, 2006. The increase is due to the higher carrying value of property, plant and equipment as a result of capital spending in the last six months of 2006 and the first six months of 2007.

General and administrative expense increased by $0.2 million, or 12%, to $1.9 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, general and administrative expenses were limited by the $5 million annual cap on general and administrative expense under the Omnibus Agreement. For this period, our general and administrative expense allocation was approximately $1.4 million. For additional information regarding our allocation of general and administrative costs, please see Item 13. Certain Relationships and Related

Transactions, and Director Independence — Omnibus Agreement in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense recorded for the three months ended June 30, 2007 was $5.2 million, which reflects the interest costs associated with borrowings under our revolving credit facility. The decrease in interest expense for the three months ended June 30, 2007 of $13.1 million, or 72%, from $18.3 million for the three months ended June 30, 2006 is due to the repayment of affiliate indebtedness with the proceeds of our IPO and borrowings under our credit facility. The remainder of the affiliate debt was treated as contributed capital by our general and limited partners in conjunction with our IPO.

The Partnership is not subject to Federal income taxes. As a result, the earnings or losses for federal income tax purposes are includable in the tax returns of the individual partners. In May 2006, Texas adopted a margin tax consisting of a 1% tax on the amount by which total revenues exceeds cost of goods. Accordingly, we have estimated our liability for this tax.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Our revenues increased $11.1 million, or 6%, to $200.0 million for the six months ended June 30, 2007 compared to $188.9 million for the six months ended June 30, 2006. The increase is primarily due to:

•	a net decrease attributable to commodity sales volume of $1.3 million, consisting of increases in natural gas and condensate revenues of $1.7 million and $2.7 million, respectively, offset by a decrease in NGL revenues of $5.7 million.

•	an increase attributable to commodity prices of $11.1 million, consisting of increases in natural gas, NGL and condensate revenues of $7.7 million, $3.0 million and $0.4 million, respectively.

•	an increase in revenues from fee based processing activities of $1.3 million.

Average realized prices for natural gas increased by $0.56 per MMBtu (including a $0.38 increase related to hedging), or 9%, to $6.84 per MMBtu for the six months ended June 30, 2007 compared to $6.28 per MMBtu for the six months ended June 30, 2006. The average realized price for NGL increased by $0.03 per gallon (net of a $0.01 decrease related to hedging), or 4%, to $0.87 per gallon for the six months ended June 30, 2007 compared to $0.84 per gallon for the six months ended June 30, 2006. The average realized price for condensate increased by $1.10 per Bbl (including a $2.58 increase related to hedging), or 2%, to $52.97 per Bbl for the six months ended June 30, 2007 compared to $51.87 per Bbl for the six months ended June 30, 2006.

Natural gas sales volumes increased by 1.5 BBtu/d, or 2%, to 75.9 BBtu/d for the six months ended June 30, 2007 compared to 74.4 BBtu/d for the six months ended June 30, 2006. Volumes for the six months ended June 30, 2007 were also negatively impacted by unseasonable wet weather which limited our ability to complete connections to new wells. NGL sales volumes decreased by 0.9 MBbl/d, or 6%, to 13.0 MBbl/d for the six months ended June 30, 2007 compared to 13.9 MBbl/d for the six months ended June 30, 2006. Some of the new production connected to the Chico plant increased the average carbon dioxide (“CO2”) content, requiring the plant to expand the CO2 treating capabilities by putting an existing CO2 treater back into operation. The treater had to be refurbished, and was not operational until April 2007. Until that time, the plant rejected ethane to allow the increased CO2 to pass thru the plant into the residue gas to keep the NGL product on specification. For the six months ended June 30, 2007, these changes in operations resulted in decreased NGL recoveries compared to the six months ended June 30, 2006. Condensate sales volumes increased by 0.3 MBbl/d, or 19%, to 1.9 MBbl/d for the six months ended June 30, 2007 compared to 1.6 MBbl/d for the six months ended June 30, 2006.

Product purchases increased by $5.5 million, or 4%, to $138.3 million for the six months ended June 30, 2007 compared to $132.8 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, product purchases were 69% and 70% of total revenues, respectively. The increase in product purchases for the six months ended June 30, 2007 corresponds with the increase in revenues for the same period.

Operating expenses increased by $0.5 million, or 4%, to $12.0 million for the six months ended June 30, 2007 compared to $11.5 million for the six months ended June 30, 2006.

Depreciation and amortization expense increased by $1.1 million, or 4%, to $28.5 million for the six months ended June 30, 2007 compared to $27.4 million for the six months ended June 30, 2006. The increase is due to the higher carrying value of property, plant and equipment as a result of capital spending in the last six months of 2006 and the first six months of 2007.

General and administrative expense increased by $0.2 million, or 6%, to $3.5 million for the six months ended June 30, 2007 compared to $3.3 million for the six months ended June 30, 2006. For the period from February 14, 2007 through June 30, 2007, general and administrative expenses were limited by the $5 million annual cap on general and administrative expense under the Omnibus Agreement. For this period, our general and administrative expense allocation was approximately $1.9 million. For additional information regarding our allocation of general and administrative costs, please see Item 13. Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense recorded for the six months ended June 30, 2007 was $17.7 million, which reflects pre-IPO interest expense of $9.8 million on debt contributed to us for the period from January 1, 2007 though February 13, 2007 and $7.9 million in interest expense for the period from February 14, 2007 through June 30, 2007, reflecting the interest costs associated with borrowings under our revolving credit facility. The decrease in interest expense for the six months ended June 30, 2007 of $18.0 million, or 50%, from $35.7 million for the six months ended June 30, 2006 is due to the repayment of affiliate indebtedness with the proceeds of our IPO offset by borrowings under our credit facility.

The Partnership is not subject to Federal income taxes. As a result, the earnings or losses for federal income tax purposes are includable in the tax returns of the individual partners. In May 2006, Texas adopted a margin tax consisting of a 1% tax on the amount by which total revenues exceed cost of goods. Accordingly, we have estimated our liability for this tax.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements depends on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for natural gas and NGL, operating costs and maintenance capital expenditures. Please see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Description of Credit Agreement.  On February 14, 2007, we entered into a credit agreement which provides for a five-year $500 million revolving credit facility. The revolving credit facility bears interest at the Partnership’s option, at the higher of the lender’s prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0% to 1.25% dependent on the Partnership’s total leverage ratio, or LIBOR plus an applicable margin ranging from 1.0% to 2.25% dependent on the Partnership’s total leverage ratio. We borrowed $342.5 million under our credit facility and concurrently repaid $48.0 million under our credit facility with proceeds from the 2,520,000 common units sold pursuant to the full exercise by the underwriters of their option to purchase additional common units. The net proceeds of $294.5 million from this borrowing, together with approximately $371.2 million of net proceeds from the IPO (after payment of offering costs, debt issuance costs and necessary operating cash reserve balances), were used to repay approximately $665.7 million of affiliate indebtedness. There have been no additional borrowings as of June 30, 2007 under our revolving credit facility.

The credit agreement restricts our ability to make distributions of available cash to unitholders if we are in any default or an event of default (as defined in the credit agreement) exists. The credit agreement requires us to maintain a leverage ratio (the ratio of consolidated indebtedness to our consolidated EBITDA, as defined in the credit agreement) of no more than 5.75 to 1.00, as of June 30, 2007, subject to certain adjustments. We are also required to maintain a leverage ratio of no more than 5.00 to 1.00 on the last day of any fiscal quarter ending on or after September 30, 2007. The credit agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, as defined in the credit agreement) of no less than 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination. In addition, the credit agreement contains various covenants that may limit, among other things, our ability to:

•	incur indebtedness,

•	grant liens, and

•	engage in transactions with affiliates.

Any subsequent replacement of our credit agreement or any new indebtedness could have similar or greater restrictions. As of June 30, 2007, we had approximately $205.5 million available under the credit agreement, after giving effect to our outstanding borrowings.

Contractual Obligations

Our contractual obligations changed due to the repayment of affiliated debt and the borrowings under our credit facility. A summary of our remaining contractual obligations as it relates to our debt as of June 30, 2007 is presented in the table below:

	Payments Due By Period
		Remaining
		Six Months
Contractual Obligations	Total	of 2007	2008-2009	2010-2011	2012
	(In millions)

Debt obligations	$294.5	$—	$—	$—	$294.5
Interest on debt obligations(1)	95.3	10.3	41.2	41.2	2.6

	$389.8	$10.3	$41.2	$41.2	$297.1

(1)	Represents interest expense on the Partnership’s revolving credit facility using an average interest rate of 7%.

Cash Flow

Net cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(In millions)

Net cash provided by operating activities	$23.5	$3.4
Net cash used in investing activities	(10.5)	(11.2)
Net cash provided by (used in) financing activities	(3.6)	7.8

Operating Activities.  Net cash provided by operating activities was $23.5 million for the six months ended June 30, 2007 compared to $3.4 million for the six months ended June 30, 2006. The $20.1 million increase was attributable to a lower net loss for the six months ended June 30, 2007, adjusted for non-cash charges and cash settlement of operational transactions, including affiliate transactions, subsequent to our IPO. Prior to the IPO, our operational transactions were settled through an adjustment to partners’ capital. Please see the Liquidity and Capital Resources section of this MD&A.

Investing Activities.  Net cash used in investing activities was $10.5 million for the six months ended June 30, 2007 compared to $11.2 million for the six months ended June 30, 2006. The $0.7 million, or 6%, decrease was primarily attributable to a $1.0 million decrease in capital spending related to maintenance expenditures. We categorize our capital expenditures as either: (i) maintenance expenditures or (ii) growth expenditures. Maintenance capital expenditures are those expenditures that are necessary to maintain the base levels of production, including the replacement of system components and equipment which is worn, obsolete or completing its useful life, the addition of new sources of natural gas supply to our systems to replace natural gas production declines and expenditures to remain in compliance with environmental laws and regulations. Growth capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, reduce costs or enhance revenues. The table below outlines our capital expenditures for the six months ended June 30, 2007 and 2006.

	Six Months Ended	Feb. 14, 2007 to	Jan. 1, 2007 to	Six Months Ended
	June 30, 2007	June 30, 2007	Feb. 14, 2007	June 30, 2006
	(In millions)

Capital expenditures:
Growth	$5.2	$3.5	$1.7	$4.9
Maintenance	5.3	3.8	1.5	6.3

	$10.5	$7.3	$3.2	$11.2

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2007 primarily reflects the proceeds from our IPO, borrowings under our credit facility, and deemed parent contributions prior to the IPO, offset by payments of debt, and the payment of offering costs and debt issuance costs on our credit facility. Net cash provided by financing activities for the six months ended June 30, 2006 represents the contribution to us by Targa of the net cash required for principal and interest on allocated parent debt.

Capital Requirements.  The midstream energy business is capital intensive, requiring significant investment to maintain and upgrade existing operations. A significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. However, we expect to make significant expenditures during the next year for the construction of additional natural gas gathering and processing infrastructure.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, the issuance of additional partnership units and debt offerings.

Recent Accounting Pronouncements

The accounting standard-setting bodies have recently issued the following accounting guidelines that will or may affect our future financial statements:

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

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas and NGL, changes in interest rates, as well as nonperformance by our customers. We do not use risk sensitive instruments for trading purposes.

Commodity Price Risk

Substantially all of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGL, or equity volumes, as payment for services. The prices of natural gas and NGL are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. For an in-depth discussion of our hedging strategies, please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Commodity Price Risk — Hedging Strategies in our Annual Report on Form 10-K for the year ended December 31, 2006.

For the three and six months ended June 30, 2007, net hedging activities increased our operating revenues by $1.0 million and $5.0 million, respectively. We had no hedge settlements during the first six months of 2006. At June 30, 2007, we had the following open commodity derivative positions designated as cash flow hedges:

Natural Gas

		Avg. Price	MMBtu per Day
Instrument Type	Index	$/MMBtu	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	IF-NGPL MC	$8.56	8,152	—	—	—	—	—	$2,975
Swap	IF-NGPL MC	8.43	—	6,964	—	—	—	—	2,644
Swap	IF-NGPL MC	8.02	—	—	6,256	—	—	—	340
Swap	IF-NGPL MC	7.43	—	—	—	5,685	—	—	(713)
Swap	IF-NGPL MC	7.34	—	—	—	—	2,750	—	(181)
Swap	IF-NGPL MC	7.18	—	—	—	—	—	2,750	(90)

			8,152	6,964	6,256	5,685	2,750	2,750	4,975

Swap	IF-Waha	8.73	5,460	—	—	—	—	—	1,836
Swap	IF-Waha	8.53	—	4,657	—	—	—	—	1,102
Swap	IF-Waha	7.96	—	—	4,196	—	—	—	(177)
Swap	IF-Waha	7.38	—	—	—	3,809	—	—	(659)
Swap	IF-Waha	7.36	—	—	—	—	2,250	—	(200)
Swap	IF-Waha	7.18	—	—	—	—	—	2,250	(136)

			5,460	4,657	4,196	3,809	2,250	2,250	1,766

Total Swaps			13,612	11,621	10,452	9,494	5,000	5,000	6,741

Floor	IF-NGPL MC	6.45	520	—	—	—	—	—	56
Floor	IF-NGPL MC	6.55	—	1,000	—	—	—	—	259
Floor	IF-NGPL MC	6.55	—	—	850	—	—	—	186

			520	1,000	850	—	—	—	501

Floor	IF-Waha	6.70	350	—	—	—	—	—	37
Floor	IF-Waha	6.85	—	670	—	—	—	—	168
Floor	IF-Waha	6.55	—	—	565	—	—	—	113

			350	670	565	—	—	—	318

Total Floors			870	1,670	1,415	—	—	—	819

									$7,560

NGL

		Avg. Price	Barrels per Day
Instrument Type	Index	$/gal	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	OPIS-MB	$0.96	3,416	—	—	—	—	—	$(3,375)
Swap	OPIS-MB	0.93	—	2,909	—	—	—	—	(5,136)
Swap	OPIS-MB	0.89	—	—	2,547	—	—	—	(2,863)
Swap	OPIS-MB	0.87	—	—	—	2,157	—	—	(1,718)
Swap	OPIS-MB	0.90	—	—	—	—	1,250	—	(262)
Swap	OPIS-MB	0.90	—	—	—	—	—	750	69

			3,416	2,909	2,547	2,157	1,250	750	$(13,285)

Condensate

		Avg. Price	Barrels per Day
Instrument Type	Index	$/Bbl	2007	2008	2009	2010	2011	2012	Fair Value
									(In thousands)

Swap	NY-WTI	$72.82	439	—	—	—	—	—	$126
Swap	NY-WTI	70.68	—	384	—	—	—	—	(223)
Swap	NY-WTI	69.00	—	—	322	—	—	—	(356)
Swap	NY-WTI	68.10	—	—	—	301	—	—	(274)

Total Swaps			439	384	322	301	—	—	(727)

Floor	NY-WTI	58.60	25	—	—	—	—	—	2
Floor	NY-WTI	60.50	—	55	—	—	—	—	48
Floor	NY-WTI	60.00	—	—	50	—	—	—	56

Total Floors			25	55	50	—	—	—	106

			464	439	372	301	—	—	$(621)

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

Interest Rate Risk

We are exposed to changes in interest rates, as a result of our variable rate debt under our credit facility that we entered into on February 14, 2007. This $500 million revolving credit facility had outstanding borrowings of $294.5 million as of June 30, 2007. A hypothetical 100 basis point increase in the underlying interest rate would increase our annual interest expense by $2.9 million.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our customers. We operate under the Targa credit policy and closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with this credit policy. In connection with our IPO, we entered into natural gas, NGL and condensate purchase agreements with Targa pursuant to which Targa will purchase all of our natural gas, NGL and high-pressure condensate for terms of 15 years. We also entered into an Omnibus Agreement with Targa which addresses, among other things, the provision of general and administrative and operating services to us. As of October 2006, Moody’s and Standard & Poor’s assigned Targa corporate credit ratings of B1 and B+, respectively, which are speculative ratings. The ratings have not been changed as of June 30, 2007. A speculative rating signifies a higher risk that Targa will default on its obligations, including its obligations to us, than does an investment grade rating. Any material nonperformance under the omnibus and purchase agreements by Targa could materially and adversely impact our ability to operate and make distributions to our unitholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of the Partnership, incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
3.2	Certificate of Formation of Targa Resources GP LLC, incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
3.3	Agreement of Limited Partnership of Targa Resources Partners LP, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
3.4	First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP, dated February 14, 2007, incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
4.1	Specimen Unit Certificate representing common units, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
10.1	Credit Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, as Borrower, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, Merrill Lynch Capital, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.2	Contribution, Conveyance and Assumption Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, Targa Resources Operating LP, Targa Resources GP LLC, Targa Resources Operating GP LLC, Targa GP Inc., Targa LP Inc., Targa Regulated Holdings LLC, Targa North Texas GP LLC and Targa North Texas LP, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.3	Omnibus Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.4	Targa Resources Partners Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.5	Targa Resources Investments Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.6	Form of Restricted Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 13, 2007.
10.7	Form of Performance Unit Grant Agreement, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 13, 2007.

Exhibit
Number	Description

10.8	Gas Gathering and Purchase Agreement by and between Burlington Resources Oil & Gas Company LP, Burlington Resources Trading Inc. and Targa Midstream Services Limited Partnership (portions of this exhibit have been omitted pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.5 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.9	Natural Gas Purchase Agreement with Targa Gas Marketing LLC, incorporated by reference to Exhibit 10.6 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.10	NGL and Condensate Purchase Agreement with Targa Liquids Marketing and Trade, incorporated by reference to Exhibit 10.7 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.11	Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
10.12	Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
10.13	Targa Resources Partners LP Indemnification Agreement for William D. Sullivan dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.20	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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
John Robert Sparger
Senior Vice President and Chief Accounting Officer
(Authorized signatory and Principal Accounting Officer)

Date: August 14, 2007

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of the Partnership, incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
3.2	Certificate of Formation of Targa Resources GP LLC, incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
3.3	Agreement of Limited Partnership of Targa Resources Partners LP, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
3.4	First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP, dated February 14, 2007, incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
4.1	Specimen Unit Certificate representing common units, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
10.1	Credit Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, as Borrower, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, Merrill Lynch Capital, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.2	Contribution, Conveyance and Assumption Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, Targa Resources Operating LP, Targa Resources GP LLC, Targa Resources Operating GP LLC, Targa GP Inc., Targa LP Inc., Targa Regulated Holdings LLC, Targa North Texas GP LLC and Targa North Texas LP, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.3	Omnibus Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 16, 2007.
10.4	Targa Resources Partners Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.5	Targa Resources Investments Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.6	Form of Restricted Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 13, 2007.
10.7	Form of Performance Unit Grant Agreement, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 13, 2007.
10.8	Gas Gathering and Purchase Agreement by and between Burlington Resources Oil & Gas Company LP, Burlington Resources Trading Inc. and Targa Midstream Services Limited Partnership (portions of this exhibit have been omitted pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.5 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.9	Natural Gas Purchase Agreement with Targa Gas Marketing LLC, incorporated by reference to Exhibit 10.6 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.10	NGL and Condensate Purchase Agreement with Targa Liquids Marketing and Trade, incorporated by reference to Exhibit 10.7 to the Partnership’s Registration Statement (File No. 333-138747) on Form S-1, as amended.
10.11	Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.

Exhibit
Number	Description

10.12	Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
10.13	Targa Resources Partners LP Indemnification Agreement for William D. Sullivan dated February 14, 2007, incorporated by reference to Exhibit 3.3 to the Annual report on Form 10-K for the Year Ended December 31, 2006.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.10	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.20	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith