Form 10-Q
period 2009-03-31
Targa Resources Partners LP
filed 2009-05-08
CIK 1379661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33303
_____________________

TARGA RESOURCES PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1295427 (I.R.S. Employer Identification No.)
1000 Louisiana, Suite 4300, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code:
(713) 584-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

There were 34,684,000 Common Units, 11,528,231 Subordinated Units and 943,108 General Partner Units outstanding as of May 1, 2009.

As generally used in the energy industry and in this Quarterly Report on Form 10-Q (“Quarterly Report”), the identified terms have the following meanings:

Bbl	Barrels
BBtu	Billion British thermal units
Btu	British thermal units, a measure of heating value
/d	Per day
gal	Gallons
MBbl	Thousand barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)

Price Index Definitions

IF-HSC	Inside FERC Gas Market Report, Houston Ship Channel/Beaumont, Texas
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-Waha	Inside FERC Gas Market Report, West Texas Waha
NY-HH	NYMEX, Henry Hub Natural Gas
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

As used in this Quarterly Report, unless the context otherwise requires, “we,” “us”, “our,” the “Partnership” and similar terms refer to Targa Resources Partners LP, together with its consolidated subsidiaries.

Cautionary Statement About Forward-Looking Statements

Targa Resources Partners LP’s (together with its subsidiaries) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to the risks set forth in “Item 1A. Risk Factors” as well as the following:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•
the level and success of natural gas drilling around our assets and our success in connecting natural gas supplies to our gathering and processing systems and NGL supplies to our logistics and marketing facilities;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading Risk Factors in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,310	$81,768
Receivables from third parties	37,551	58,355
Receivables from affiliated companies	37,289	22,295
Assets from risk management activities	90,796	91,816
Other current assets	884	1,276
Total current assets	228,830	255,510

Property, plant and equipment, at cost	1,500,457	1,492,726
Accumulated depreciation	(267,236)	(248,389)
Property, plant and equipment, net	1,233,221	1,244,337

Long-term assets from risk management activities	63,339	68,296
Other assets	13,196	12,763
Total assets	$1,538,586	$1,580,906

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$5,868	$8,649
Accrued liabilities	61,062	86,191
Liabilities from risk management activities	12,259	11,664
Total current liabilities	79,189	106,504
Long-term debt	696,845	696,845
Long term liabilities from risk management activities	16,250	9,679
Deferred income taxes	2,259	1,959
Other long-term liabilities	3,649	3,555
Commitments and contingencies (see Note 10)
Partners' capital:
Common unitholders (34,684,000 and 34,652,000 units issued and
outstanding as of March 31, 2009 and December 31, 2008)	749,054	769,921
Subordinated unitholders (11,528,231 units issued and outstanding as of
March 31, 2009 and December 31, 2008)	(92,153)	(85,185)
General partner (943,108 and 942,455 units issued and outstanding as of
March 31, 2009 and December 31, 2008)	4,991	5,556
Accumulated other comprehensive income	78,502	72,072
Total partners' capital	740,394	762,364
Total liabilities and partners' capital	$1,538,586	$1,580,906

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per unit amounts)
Revenues from third parties	$105,832	$195,072
Revenues from affiliates	133,202	316,997
Total operating revenues	239,034	512,069
Costs and expenses:
Product purchases from third parties	153,426	375,625
Product purchases from affiliates	41,138	66,525
Operating expenses	12,903	12,570
Depreciation and amortization expense	18,878	18,248
General and administrative expense	5,321	5,201
Gain on sale of assets	-	(74)
	231,666	478,095
Income from operations	7,368	33,974
Other income (expense):
Interest expense, net	(9,924)	(8,718)
Other (see Note 12)	726	16
Income (loss) before income taxes	(1,830)	25,272
Deferred income tax expense (see Note 6)	(300)	(337)
Net income (loss)	(2,130)	24,935
Net income attributable to general partner	1,890	1,846
Net income (loss) available to limited partners	$(4,020)	$23,089
Basic and diluted net income (loss) per limited partner unit	$(0.09)	$0.50
Basic and diluted average limited partner units outstanding	46,205	46,165

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net income (loss)	$(2,130)	$24,935
Other comprehensive income (loss):
Commodity hedges:
Change in fair value	14,254	(51,784)
Reclassification adjustment for settled periods	(6,611)	9,997
Interest rate hedges:
Change in fair value	(3,735)	(9,435)
Reclassification adjustment for settled periods	2,522	(233)
Other comprehensive income (loss)	6,430	(51,455)
Comprehensive income (loss)	$4,300	$(26,520)

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Partners' Capital			Accumulated
				Other
	Limited Partners		General	Comprehensive
	Common	Subordinated	Partner	Income	Total
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$769,921	$(85,185)	$5,556	$72,072	$762,364
Contributions	-	-	5	-	5
Amortization of equity awards	99	-	-	-	99
Other comprehensive income	-	-	-	6,430	6,430
Net income (loss)	(3,017)	(1,003)	1,890	-	(2,130)
Distributions to unitholders	(17,949)	(5,965)	(2,460)	-	(26,374)
Balance, March 31, 2009	$749,054	$(92,153)	$4,991	$78,502	$740,394

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(2,130)	$24,935
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization in interest expense	598	402
Amortization in general and administrative expense	99	41
Depreciation and other amortization expense	18,878	18,248
Accretion of asset retirement obligations	82	60
Deferred income tax expense	300	337
Risk management activities	18,511	478
Gain on sale of assets	-	(74)
Changes in operating assets and liabilities:
Receivables and other assets	6,202	(5,279)
Inventory	-	(245)
Accounts payable and other liabilities	(20,527)	13,884
Net cash provided by operating activities	22,013	52,787
Cash flows from investing activities
Additions to property, plant and equipment	(15,102)	(7,381)
Other, net	-	(4,167)
Net cash used in investing activities	(15,102)	(11,548)
Cash flows from financing activities
Repayments on credit facility	-	(50,000)
Distributions to unitholders	(26,374)	(18,792)
General partner contributions	5	-
Net cash used in financing activities	(26,369)	(68,792)
Net change in cash and cash equivalents	(19,458)	(27,553)
Cash and cash equivalents, beginning of period	81,768	50,994
Cash and cash equivalents, end of period	$62,310	$23,441

See notes to consolidated financial statements

Targa Resources Partners LP

Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Basis of Presentation

Targa Resources Partners LP, together with its subsidiaries (“we,” “us,” “our” or the “Partnership”), is a publicly traded Delaware limited partnership formed on October 26, 2006 by Targa Resources, Inc. (“Targa” or “Parent”), a leading provider of midstream natural gas and NGL services in the United States, to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are engaged in the business of gathering, compressing, treating, processing and selling natural gas and fractionating and selling natural gas liquids and NGL products. We currently operate in the Fort Worth Basin/Bend Arch in North Texas (the “Fort Worth Basin”), the Permian Basin of West Texas and in Southwest Louisiana.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 include all adjustments, both normal and recurring, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Transactions between us and other Targa operations have been identified in the unaudited consolidated financial statements as transactions between affiliates (see Note 5). Our financial results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2—Accounting Policies and Related Matters

Net income per Limited Partner Unit.  Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income by the weighted-average number of outstanding limited partner units during the period.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted net income per limited partner unit.

Accounting Standards Codification. It is expected that the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.

Accounting Pronouncements Recently Adopted

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was not material to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. See Note 9.

On October 10, 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. FSP FAS 157-3 did not have a material impact on our financial statements.

In December 2007, FASB issued SFAS 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS 141R also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. SFAS 141R was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, SFAS 141R may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction.

On April 1, 2009 FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”. FSP FAS 141R-1 amends and clarifies SFAS 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. We do not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”. SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. SFAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS did not have a material impact on our financial statements.

We adopted FASB Emerging Issues Task Force 07-4 (“EITF 07-4”), “Application of the Two - Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnership” on January 1, 2009. Our adoption of EITF 07-4 required us to retrospectively adjust our earnings per unit calculation as described in Net income per Limited Partner Unit above.

We adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities (“FSP EITF 03-6-1”) on January 1, 2009. Upon adoption, we were required to retrospectively adjust our earnings per unit data to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in us recognizing unvested unit-based payment awards as participating units in our basic earnings per unit calculation.

Accounting Pronouncements Recently Issued

On April 9, 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect any material financial statement implications relating to our adoption of FSP FAS 157-4.

On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect any material financial statement implications relating to the adoption of this FSP.

Note 3—Property, Plant and Equipment

Property, plant, and equipment and accumulated depreciation were as follows as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In thousands)
Natural gas gathering systems	$1,170,877	$1,161,942
Processing and fractionation facilities	243,787	237,321
Other property, plant, and equipment	69,976	68,003
Construction in progress	15,817	25,460
	1,500,457	1,492,726
Accumulated depreciation	(267,236)	(248,389)
	$1,233,221	$1,244,337

Additions to property, plant and equipment were $7.7 million for the first quarter of 2009. Cash flows from investing activities reflects additions of $15.1 million for the same period. The difference is the result of settled accruals, which decreased by $7.4 million during the period.

Note 4—Partner Distributions

Distributions declared and paid during the three months ended March 31, 2009 and 2008 were as follows:

		Distributions Paid					Distributions
	For the Three	Limited Partners		General Partner			per limited
Date Paid	Months Ended	Common	Subordinated	Incentive	2%	Total	partner unit
		(In thousands, except per unit amounts)
2009
February 13, 2009	December 31, 2008	$17,949	$5,965	$1,933	$527	$26,374	$0.5175

2008
February 14, 2008	December 31, 2007	13,768	4,582	66	376	18,792	0.3975

On April 23, 2009, we declared a cash distribution of $0.5175 per unit on our outstanding common and subordinated units. The distribution will be paid on May 15, 2009 to unitholders of record on May 6, 2009, for the period January 1, 2009 through March 31, 2009. The total distribution to be paid is $26.4 million, with $23.9 million to be paid to our common and subordinated unitholders, and $0.5 million and $1.9 million to be paid to our general partner for its general partner interest and incentive distribution rights.

Note 5—Related Party Transactions

Relationship with Targa

We are a party to various agreements with Targa, our general partner and others that address (i) the reimbursement of costs incurred on our behalf by our general partner, (ii) our sales of certain NGLs and NGL products to, and purchases from, Targa; and (iii) our sales of our natural gas to, and purchases from, Targa.

The following table summarizes the sales to and purchases from affiliates of Targa, payments made or received by Targa on behalf of us and allocations of costs from Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Sales to affiliates	$133,202	$316,997
Purchases from affiliates	41,138	66,525
Allocations of general & administrative
expenses under Omnibus Agreement	4,604	3,862
Net change in affliate receivable	14,994	15,262

Relationship with Bank of America/Merrill Lynch

Bank of America Corp. (“BofA”) acquired Merrill Lynch & Co. (“Merrill Lynch”) on January 1, 2009. An affiliate of Merrill Lynch is an equity investor in Targa Investments., which indirectly owns our general partner.

Financial Services. BofA is a lender and an administrative agent under our senior secured credit facility.

Commodity hedges. We have entered into various commodity derivative transactions with Merrill Lynch Commodities Inc. (“MLCI”), an affiliate of Merrill Lynch. The following table shows our open commodity derivatives with MLCI as of March 31, 2009:

Period	Commodity	Daily Volumes		Average Price		Index
Apr 2009 - Dec 2009	Natural gas	3,556	MMBtu	$8.07	per MMBtu	IF-Waha
Apr 2009 - Dec 2009	Natural gas	545	MMBtu	7.98	per MMBtu	NY-HH
Jan 2010 - Dec 2010	Natural gas	3,289	MMBtu	7.39	per MMBtu	IF-Waha
Jan 2010 - Jun 2010	Natural gas	497	MMBtu	8.17	per MMBtu	NY-HH

Apr 2009 - Dec 2009	NGL	3,000	Bbl	1.18	per gallon	OPIS-MB

Apr 2009 - Dec 2009	Condensate	202	Bbl	70.60	per barrel	NY-WTI
Jan 2010 - Dec 2010	Condensate	181	Bbl	69.28	per barrel	NY-WTI

As of March 31, 2009, the aggregate fair value of these open positions was $25.1 million. For the three months ended March 31, 2009 and 2008, we received from (paid to) MLCI $8.5 million and ($4.1) million to settle payments due under hedge transactions.

Prior to BofA’s acquisition of Merrill Lynch, we entered into several interest rate derivative transactions with BofA. Open positions as of March 31, 2009 consisted of interest rate swaps and interest rate basis swaps expiring on January 24, 2012. As of March 31, 2009, the aggregate fair value of these positions was a liability of $2.9 million. Payments to BofA related to settled portions were $1.0 million for the quarter ended March 31, 2009.

Relationship with Warburg Pincus LLC

 Two of the directors of Targa are Managing Directors of Warburg Pincus LLC and are also directors of Broad Oak Energy, Inc. (“Broad Oak”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Broad Oak. During the three months ended March 31, 2009 and 2008 we purchased $1.4 million and less than $0.1 million of product from Broad Oak.

Note 6—Income Taxes

Our income tax expense results solely from a tax on modified gross margin imposed on us by the State of Texas. Current tax expense is computed as 1% of forecasted positive annual margin as apportioned to Texas. Deferred tax expense is based upon the rate at which income and expense items attributable to current margin will become tax benefits or liabilities at some point in the future.  Items contributing to current negative margin create a deferred tax liability, and we are required to record a deferred tax expense related to these items. As a result, our current and deferred tax expense does not correlate with income or loss before income taxes.

Note 7—Long-Term Debt

Our consolidated debt obligations consisted of the following as of the dates indicated:
	March 31,	December 31,
	2009	2008
	(In thousands)
Senior unsecured notes, 8¼% fixed rate, due July 1, 2016
	$209,080	$209,080
Senior secured credit facility, variable rate, due February 14, 2012	487,765	487,765
Total long-term debt	$696,845	$696,845
Letters of credit issued	$14,985	$9,651

The following table shows the range of interest rates paid and weighted-average interest rate paid on our variable-rate debt obligations during the three months ended March 31, 2009:

Obligation	Range of interest rates paid	Weighted average interest rate paid
Credit facility	1.3% to 4.5%	2.0%

Note 8—Derivative Instruments and Hedging Activities

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas and NGLs, changes in interest rates, as well as nonperformance by our counterparties.

Commodity Price Risk. A majority of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGLs or equity volumes, as payment for services. The prices of natural gas and NGLs are subject to market fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into commodity derivative transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as hedges are classified in the same category as the cash flows from the item being hedged.

The primary purpose of our commodity risk management activities is to hedge our exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2009, we have hedged the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes for the years 2009 through 2013 by entering into derivative financial instruments including swaps and purchased puts (or floors). The percentages of our expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. Our commodity hedges may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if market prices decline below the prices at which these hedges are set. If market prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

We have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. Our NGL hedges cover baskets of ethane, propane, normal butane, iso-butane and natural gasoline based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Additionally, our NGL hedges are based on published index prices for delivery at Mont Belvieu and our natural gas hedges are based on published index prices for delivery at Waha, Houston Ship channel and Mid-Continent, which closely approximate our actual NGL and natural gas delivery points. We hedge a portion of our condensate sales using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our variable rate debt under our credit facility. To the extent that interest rates increase, our interest expense for our revolving debt will also increase. As of March 31, 2009, we had borrowings of approximately $487.8 million outstanding under our revolving credit facility. In an effort to reduce the variability of our cash flows, we have entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, which are accounted for as cash flow hedges, the base interest rate on the specified notional amount of our variable rate debt is effectively fixed for the term of each agreement and ineffectiveness is required to be measured each reporting period.  The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in our consolidated balance sheets. Accordingly, unrealized gains and losses relating to the interest rate swaps are recorded in accumulated other comprehensive income (“OCI”) until the interest expense on the related debt is recognized in earnings.

Credit Risk. Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value to us at the reporting date.  At such times, these outstanding instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted.

As of March 31, 2009, affiliates of Goldman Sachs, Merrill Lynch and Barclays Bank accounted for 68%, 17% and 15% of our counterparty credit exposure related to commodity derivative instruments. Goldman Sachs, Merrill Lynch and Barclays Bank are major financial institutions, each possessing investment grade credit ratings based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

The following schedules reflect the fair values of derivative instruments in our financial statements.
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008
		(In thousands)			(In thousands)
Derivatives designated as
hedging instruments under
SFAS 133
Commodity contracts	Current assets	$86,296	$88,206	Current liabilities	$8	$-
	Other assets	63,198	68,296	Other liabiliites	3,940	123

Interest rate contracts	Current assets	-	-	Current liabilities	7,686	8,020
	Other assets	-	-	Other liabiliites	12,165	9,556

Total		149,494	156,502		23,799	17,699

Derivatives not designated as
hedging instruments under
SFAS 133
Commodity contracts	Current assets	4,500	3,610	Current liabilities	4,565	3,644
	Other assets	141	-	Other liabiliites	145	-
Total		4,641	3,610		4,710	3,644

Total derivatives		$154,135	$160,112		$28,509	$21,343

	Amount of Gain (Loss)
Derivatives in	Recognized in OCI on
SFAS 133	Derivatives (Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,
Relationships	2009	2008
	(In thousands)
Interest rate contracts	$(3,735)	$(9,435)
Commodity contracts	14,255	(51,784)
	$10,520	$(61,219)

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Reclassified from OCI to		Recognized in Income on
Location of Gain (Loss)	Income (Effective Portion)		Derivatives (Ineffective Portion)
Reclassified from	Three Months Ended March 31,		Three Months Ended March 31,
OCI into Income	2009	2008	2009	2008
	(In thousands)		(In thousands)
Interest expense, net	$(2,522)	$233	$-	$-
Revenues	6,238	(9,997)	373	-
	$3,716	$(9,764)	$373	$-

  As of December 31, 2008, OCI consisted of $89.6 million of unrealized net gains on commodity hedges, and $17.6 million of unrealized net losses on interest rate hedges.

  As of March 31, 2009, OCI consisted of $97.3 million of deferred net gains on commodity hedges and $18.8 million of unrealized net losses on interest rate hedges. Unrealized net gains of $60.1 million on commodity hedges and unrealized net losses of $8.2 million on interest rate hedges recorded in OCI are expected to be reclassified to revenues from third parties and interest expense during the next twelve months.

During 2008 and 2009, we terminated certain commodity and interest rate hedges. Losses deferred in OCI will be amortized to revenues and interest expense when the hedged forecasted transactions occur. As of March 31, 2009 the remaining loss amortization of terminated hedges will be recognized over the following periods:

	Commodity Hedges			Interest Rate
	Natural Gas	NGL	Total	Hedges
	(In thousands)
Remainder of 2009	$(3,134)	$(16,488)	$(19,622)	$(1,784)
2010	(3,016)	(24,865)	(27,881)	(2,278)
2011	-	(139)	(139)	(760)
2012	-	(254)	(254)	(34)
	$(6,150)	$(41,746)	$(47,896)	$(4,856)

The fair value of our derivative instruments, depending on the type of instrument, are determined by the use of present value methods and standard option valuation models with assumptions about commodity price risk and interest rate risk based on those observed in underlying markets.

As of March 31, 2009, we had the following commodity hedge arrangements which will settle during the years ending December 31, 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas

Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-HSC	7.39	1,966	-	-	-	-	$1,743
			1,966	-	-	-	-

Swap	IF-NGPL MC	9.18	6,256	-	-	-	-	9,410
Swap	IF-NGPL MC	8.86	-	5,685	-	-	-	7,089
Swap	IF-NGPL MC	7.34	-	-	2,750	-	-	1,286
Swap	IF-NGPL MC	7.18	-	-	-	2,750	-	789
			6,256	5,685	2,750	2,750	-

Swap	IF-Waha	7.79	9,936	-	-	-	-	10,910
Swap	IF-Waha	6.53	-	11,709	-	-	-	4,715
Swap	IF-Waha	6.10	-	-	11,250	-	-	145
Swap	IF-Waha	6.30	-	-	-	7,250	-	(326)
Swap	IF-Waha	5.59	-	-	-	-	4,000	(1,478)
			9,936	11,709	11,250	7,250	4,000
Total Swaps			18,158	17,394	14,000	10,000	4,000

Floor	IF-NGPL MC	6.55	850	-	-	-	-	710
			850	-	-	-	-

Floor	IF-Waha	6.55	565	-	-	-	-	459
			565	-	-	-	-
Total Floors			1,415	-	-	-	-

Total Sales			19,573	17,394	14,000	10,000	4,000
								$35,452

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	1.32	6,248	-	-	-	-	$48,006
Swap	OPIS-MB	1.27	-	4,809	-	-	-	40,659
Swap	OPIS-MB	0.92	-	-	3,400	-	-	9,420
Swap	OPIS-MB	0.92	-	-	-	2,700	-	6,197
Total Swaps			6,248	4,809	3,400	2,700	-

Floor	OPIS-MB	1.44	-	-	199	-	-	1,935
Floor	OPIS-MB	1.43	-	-	-	231	-	2,089
Total Floors			-	-	199	231	-

Total Sales			6,248	4,809	3,599	2,931	-
								$108,306

Condensate

Instrument		Avg. Price	Barrels per day
Type	Index	$/Bbl	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	NY-WTI	69.00	322	-	-	-	-	$1,153
Swap	NY-WTI	68.10	-	301	-	-	-	518
Total Swaps			322	301	-	-	-

Floor	NY-WTI	60.00	50	-	-	-	-	117
Total Floors			50	-	-	-	-

Total Sales			372	301	-	-	-
								$1,788

Customer Hedges

As of March 31, 2009, we had the following commodity derivative contracts directly related to short-term fixed price arrangements elected by certain customers in various natural gas purchase and sale agreements, which have been marked to market through earnings:

Period	Commodity	Instrument Type	Daily Volume		Average Price		Index	Fair Value
								(In thousands)
Purchases
Apr 2009 - Dec 2009	Natural gas	Swap	5,891	MMBtu	$6.71	per MMBtu	NY-HH	$(4,436)
Jan 2010 - Jun 2010	Natural gas	Swap	663	MMBtu	8.03	per MMBtu	NY-HH	(273)
Sales
Apr 2009 - Dec 2009	Natural gas	Fixed price sale	5,891	MMBtu	6.71	per MMBtu	NY-HH	4,373
Jan 2010 - Jun 2010	Natural gas	Fixed price sale	663	MMBtu	8.03	per MMBtu	NY-HH	267
								$(69)

 Interest Rate Hedges

Our consolidated variable rate indebtedness accrues interest at a base rate plus an applicable margin. Our interest rate hedges effectively fix the base rate on the indicated notional amount of borrowings for the indicated periods:

Period	Fixed Rate	Notional Amount		Fair Value
				(In thousands)
Remainder of 2009	3.68%	$300	million	$(5,896)
2010	3.67%	300	million	(6,712)
2011	3.48%	300	million	(4,211)
2012	3.40%	300	million	(1,969)
2013	3.39%	300	million	(962)
1/1 - 4/24/2014	3.39%	300	million	(101)
				$(19,851)

If interest rates decline below the rate hedged, we would incur more interest expense than in the absence of hedges.

See Note 5 and Note 9 for additional disclosures related to derivative instruments and hedging activities.

Note 9—Fair Value Measurements

We classify our assets and liabilities measured at fair value on a recurring and nonrecurring basis using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets from commodity derivative contracts	$154,135	$-	$45,829	$108,306
Total assets	$154,135	$-	$45,829	$108,306

Liabilities from commodity derivative contracts	$8,658	$-	$8,658	$-
Liabilities from interest rate derivatives	19,851	-	19,851	-
Total liabilities	$28,509	$-	$28,509	$-

The following table sets forth a reconciliation of the changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:
Commodity Derivative Contracts
(In thousands)
Balance, December 31, 2008	$123,304
Unrealized losses included in OCI	(31,710)
Settlements	16,712
Balance, March 31, 2009	$108,306

No unrealized gains or losses relating to assets and liabilities still held as of March 31, 2009 were included in our consolidated statement of operations.

Our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009 were not significant.

Note 10—Commitments and Contingencies

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

Our environmental liability, primarily for ground water assessment and remediation, was less than $0.1 million as of March 31, 2009.

Legal Proceeding

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

Note 11—Accounting for Unit-Based Compensation

Our general partner has adopted a long-term incentive plan (“the Plan”) for employees, consultants and directors of the general partner and its affiliates who perform services for us. The following table summarizes our unit-based awards for the period indicated:
Three
Months Ended
March 31, 2009
Outstanding at beginning of period	26,664
Granted	32,000
Vested	(10,672)
Forfeited	-
Outstanding at end of period	47,992
Weighted average grant date fair value per share	$12.88

Non-Employee Director Grants

In January 2009, our general partner awarded 32,000 of our restricted common units (4,000 restricted common units to each of our non-management directors and to each of Targa Resources Investments Inc.’s independent directors), which will settle with the delivery of common units and are subject to three-year vesting, without performance condition, and will vest ratably on each anniversary of the grant date.

Compensation expense on the restricted common units is recognized on a straight-line basis over the vesting period. The fair value of an award of restricted common units is measured on the grant date using the market price of a common unit on such date. For each of the three months ended March 31, 2009 and 2008, we recognized compensation expense of less than $0.1 million related to equity-based awards. The remaining fair value of $0.4 million will be recognized in expense over a weighted average period of approximately two years.

Note 12—Sale of Bankruptcy Claim

In 2008, we terminated certain derivative contracts with Lehman Brothers Commodity Services, Inc. and filed a claim with the U.S. Bankruptcy Court. During the first quarter, we sold our bankruptcy claim for $0.7 million and recognized the proceeds as other income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our Operations

We sell the majority of our processed natural gas, NGLs and high-pressure condensate to Targa at market-based rates pursuant to natural gas, NGL and condensate purchase agreements. Low-pressure condensate is sold to third parties. For a more complete description of these arrangements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

The following table and discussion relate to the three months ended March 31, 2009 and 2008 and is a summary of our results of operations for the periods:

	Three Months Ended March 31,
	2009	2008
	(In millions, except operating and price data)
Revenues	$239.0	$512.1
Product purchases	194.5	442.2
Operating expenses	12.9	12.6
Depreciation and amortization expense	18.9	18.2
General and administrative expense	5.3	5.2
Income from operations	7.4	33.9
Interest expense, net	(9.9)	(8.7)
Deferred income tax expense	(0.3)	(0.3)
Other	0.7	-
Net income (loss)	$(2.1)	$24.9

Financial and operating data:
Financial data:
Operating margin (1)	$31.6	$57.3
Adjusted EBITDA (2)	45.5	52.6
Distributable cash flow (3)	33.6	39.9
Operating data:
Gathering throughput, MMcf/d (4)
LOU System	145.7	196.1
SAOU System	101.7	97.8
North Texas System	182.0	169.0
	429.4	462.9
Plant natural gas inlet, MMcf/d (5)(6)
LOU System	140.6	185.1
SAOU System	91.4	90.4
North Texas System	176.2	162.3
	408.2	437.8
Gross NGL production, MBbl/d
LOU System	7.6	10.9
SAOU System	14.3	14.1
North Texas System	19.7	19.4
	41.6	44.4

Natural gas sales, BBtu/d (6)	355.1	418.4
NGL sales, MBbl/d	37.2	38.0
Condensate sales, MBbl/d	3.4	3.7
Average realized prices:
Natural Gas, $/MMBtu	4.56	8.02
NGL, $/gal	0.55	1.21
Condensate, $/ Bbl	41.13	85.59

(1)	Operating margin is revenues less product purchases and operating expense. See “Non-GAAP Financial Measures.”

(2)	Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization and non-cash gain or loss related to derivative instruments. See “Non-GAAP Financial Measures.”

(3)
Distributable Cash Flow is net income plus depreciation and amortization and deferred taxes, adjusted for losses on mark-to-market derivative contracts, less maintenance capital expenditures. See “Non-GAAP Financial Measures.”

(4)	Gathering throughput represents the volume of natural gas gathered and passed through natural gas gathering pipelines from connections to producing wells and central delivery points.

(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.

(6)	Plant inlet volumes include producer take-in-kind, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our revenues decreased by $273.1 million, or 53%, to $239.0 million for 2009 compared to $512.1 million for 2008. The decrease is primarily due to:
•	a decrease attributable to commodity prices of $216.6 million, comprising decreases in natural gas, NGL and condensate revenues of $110.4 million, $92.6 million and $13.6 million;
•	a decrease attributable to commodity sales volume of $57.0 million comprising decreases in natural gas, NGL and condensate revenues of $49.0 million, $5.4 million and $2.6 million; and
•	an increase in other revenues of $0.5 million, primarily from miscellaneous processing activities.

Our average realized prices for natural gas decreased by $3.46 per MMBtu, or 43%, to $4.56 per MMBtu for  2009 compared to $8.02 per MMBtu for 2008. Our average realized price for NGLs decreased by $0.66 per gallon, or 55%, to $0.55 per gallon for 2009 compared to $1.21 per gallon for 2008. Our average realized price for condensate decreased by $44.46 per barrel, or 52%, to $41.13 per barrel for 2009 compared to $85.59 per barrel for 2008.

Our natural gas sales volumes decreased by 63.3 BBtu/d, or 15%, to 355.1 BBtu/d for 2009 compared to 418.4 BBtu/d for 2008. The decrease in natural gas sales is primarily the result of a decrease in demand by our industrial customers and a decrease in sales of gas purchased from affiliates for resale.

Our NGL sales volumes decreased by 0.8 MBbl/d, or 2%, to 37.2 MBbl/d for 2009 compared to 38.0 MBbl/d for 2008 primarily due to lower plant inlets.

Our condensate sales volumes decreased by 0.3 MBbl/d, or 8%, to 3.4 MBbl/d for 2009 compared to 3.7 MBbl/d for 2008.

Our product purchases decreased by $247.7 million, or 56%, to $194.5 million for 2009 compared to $442.2 million for 2008. The decrease in product purchase cost reflects lower commodity pricing and purchases of wellhead volumes.

Our operating expenses increased by $0.3 million, or 2%, to $12.9 million for 2009 compared to $12.6 million for 2008. The increase in operating expenses was primarily the result of an increase in compensation and benefit costs and utility expenses.

Our general and administrative expenses increased by $0.1 million, or 2%, to $5.3 million for 2009 compared to $5.2 million for 2008. For additional information regarding our allocation of general and administrative costs, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Our ability to finance our operations, including to fund capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements depends on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for natural gas and NGLs, and our ongoing efforts to manage operating costs and maintenance capital expenditures. See “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Current market conditions also elevate the concern over counterparty risks related to our commodity derivative contracts and trade credit. We have substantially all of our commodity derivatives with major financial institutions. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices which could have a materially adverse effect on our operations. We sell a significant portion of our natural gas and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

Crude oil and natural gas prices are also volatile and in the case of natural gas have declined significantly during the quarter, continuing downward since the end of the quarter. In a continuing effort to reduce the volatility of our cash flows, we have periodically entered into commodity derivative contracts for a portion of our estimated equity volumes through 2013 (see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report).The current market conditions may also impact our ability to enter into future commodity derivative contracts. In the event of a global recession, commodity prices may stay depressed or decrease further thereby causing a prolonged downturn, which could reduce our operating margins and cash flow from operations.

At this point, we do not believe our liquidity has been materially affected by the current credit crisis and we do not expect our liquidity to be materially impacted in the near future. We will continue to monitor our liquidity and the capital markets. Additionally, we will continue to monitor events and circumstances surrounding each of our lenders under our senior secured credit facility. To date, other than a default by an affiliate of Lehman Brothers (“Lehman”) on a borrowing request in October 2008, we have not experienced any material disruptions in our ability to access our senior secured credit facility. However, we cannot predict with any certainty the impact to us of any further disruptions in the credit environment. See “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Historically, our cash generated from operations has been sufficient to finance our operating expenditures and fund most of our maintenance and expansion capital expenditures, with remaining amounts being distributed to our unitholders.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, much of our long-term capital expenditure requirements and our minimum quarterly cash distributions for at least the next year.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including other debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 7 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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

As of March 31, 2009, we had working capital of $149.6 million, including a net short-term asset for commodity and interest rate derivatives of $78.5 million. We record the fair value of all derivative instruments on the balance sheet. Our hedge agreements provide for monthly settlement (quarterly for interest rate swaps) based on the differential between the agreement price and published commodity price and interest rate indexes. Cash received from physical sales of commodities and cash paid for interest will be based on actual market prices and interest rates and will generally offset any gains or losses realized on the derivative instruments. Our derivative contracts do not have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Excluding derivatives, our working capital surplus was $71.1 million as of March 31, 2009. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations.  Except for changes in the ordinary course of our business, our contractual obligations have not changed materially from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Available Credit.  As of March 31, 2009, we had approximately $337 million in capacity available under our senior secured credit facility, after giving effect to $487.8 million in outstanding borrowings, the issuance of $15.0 million of letters of credit and the effect of the Lehman default.

Cash Flow.  Net cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net cash provided by (used in):
Operating activities	$22.0	$52.8
Investing activities	(15.1)	(11.5)
Financing activities	(26.4)	(68.8)

Net cash provided by operating activities decreased by $30.8 million, or 58%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily attributable to changes in working capital during the respective periods.

Net cash used in investing activities for the three months ended March 31, 2009 increased $3.6 million, or 31%, compared to the three months ended March 31, 2008 due primarily to an increase in cash payments for additions to property, plant and equipment.

Net cash used in financing activities decreased $42.4 million, or 62%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to repayments on the credit facility in 2008, partially offset by increased distributions in 2009.

Capital Requirements.  The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. A portion of the cost of constructing new gathering lines to connect to our gathering system is paid for by the natural gas producer. However, we expect to continue to incur significant expenditures through the remainder of 2009 related to the expansion of our natural gas gathering and processing infrastructure.

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

	Three Months Ended March 31,
	2009	2008
	(In millions)
Capital expenditures:
Expansion	$5.1	$3.0
Maintenance	2.6	4.4
	$7.7	$7.4

Additions to property, plant and equipment were $7.7 million for the first quarter of 2009. Cash flows from investing activities reflects additions of $15.1 million for the same period. The difference is the result of settled accruals, which decreased by $7.4 million during the period.

We estimate that our total capital expenditures for 2009 will be approximately $55 million. Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that we will invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our senior secured credit facility, the issuance of additional partnership units and debt offerings.

 Non-GAAP Financial Measures

For a complete discussion of the measures that management uses to evaluate our operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The following tables reconcile the non-GAAP financial measures used by management to their most directly comparable GAAP measures for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$22.0	$52.8
Interest expense, net (1)	9.3	8.3
Changes in operating working capital which used (provided) cash:
Accounts receivable and other assets	(6.3)	5.4
Accounts payable and other liabilities	20.5	(13.9)
Adjusted EBITDA	$45.5	$52.6

_____________
(1) Net of amortization of debt issuance costs of $0.6 million and $0.4 million for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(2.1)	$24.9
Add:
Interest expense, net	9.9	8.7
Deferred income tax expense	0.3	0.3
Depreciation and amortization expense	18.9	18.2
Non-cash loss related to derivatives	18.5	0.5
Adjusted EBITDA	$45.5	$52.6

	Three Months Ended March 31,
	2009	2008
	(In millions)
Reconciliation of net income (loss) to operating margin:
Net income (loss)	$(2.1)	$24.9
Add:
Depreciation and amortization expense	18.9	18.2
Deferred income tax expense	0.3	0.3
Interest expense, net	9.9	8.7
General and administrative and other expense	4.6	5.2
Operating margin	$31.6	$57.3

	Three Months Ended March 31,
	2009	2008
Reconciliation of net income (loss)	(In millions)
to "distributable cash flow":
Net income (loss)	$(2.1)	$24.9
Depreciation and amortization expense	18.9	18.2
Deferred income tax expense	0.3	0.3
Amortization in interest expense	0.6	0.4
Non-cash loss related to derivatives	18.5	0.5
Maintenance capital expenditures	(2.6)	(4.4)
Distributable cash flow	$33.6	$39.9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas and NGLs (including the impact of reduced commodity prices on oil and gas drilling levels), changes in interest rates, as well as nonperformance risk by our derivative counterparties. We do not use risk sensitive instruments for trading purposes.

Commodity Price Risk. A majority of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGLs or equity volumes, as payment for services. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into commodity derivative transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as hedge are classified in the same category as the cash flows from the item being hedged. For an in-depth discussion of our hedging strategies, see Item “7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). As of March 31, 2009, we had the following open commodity derivative positions which will settle during 2009 through 2013 (except as indicated otherwise, the 2009 volumes reflect daily volumes for the period from April 1, 2009 through December 31, 2009):

Natural Gas

Instrument		Avg. Price	MMBtu per day
Type	Index	$/MMBtu	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	IF-HSC	7.39	1,966	-	-	-	-	$1,743
			1,966	-	-	-	-

Swap	IF-NGPL MC	9.18	6,256	-	-	-	-	9,410
Swap	IF-NGPL MC	8.86	-	5,685	-	-	-	7,089
Swap	IF-NGPL MC	7.34	-	-	2,750	-	-	1,286
Swap	IF-NGPL MC	7.18	-	-	-	2,750	-	789
			6,256	5,685	2,750	2,750	-

Swap	IF-Waha	7.79	9,936	-	-	-	-	10,910
Swap	IF-Waha	6.53	-	11,709	-	-	-	4,715
Swap	IF-Waha	6.10	-	-	11,250	-	-	145
Swap	IF-Waha	6.30	-	-	-	7,250	-	(326)
Swap	IF-Waha	5.59	-	-	-	-	4,000	(1,478)
			9,936	11,709	11,250	7,250	4,000
Total Swaps			18,158	17,394	14,000	10,000	4,000

Floor	IF-NGPL MC	6.55	850	-	-	-	-	710
			850	-	-	-	-

Floor	IF-Waha	6.55	565	-	-	-	-	459
			565	-	-	-	-
Total Floors			1,415	-	-	-	-

Total Sales			19,573	17,394	14,000	10,000	4,000
								$35,452

NGLs

Instrument		Avg. Price	Barrels per day
Type	Index	$/gal	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	OPIS-MB	1.32	6,248	-	-	-	-	$48,006
Swap	OPIS-MB	1.27	-	4,809	-	-	-	40,659
Swap	OPIS-MB	0.92	-	-	3,400	-	-	9,420
Swap	OPIS-MB	0.92	-	-	-	2,700	-	6,197
Total Swaps			6,248	4,809	3,400	2,700	-

Floor	OPIS-MB	1.44	-	-	199	-	-	1,935
Floor	OPIS-MB	1.43	-	-	-	231	-	2,089
Total Floors			-	-	199	231	-

Total Sales			6,248	4,809	3,599	2,931	-
								$108,306

Condensate

Instrument		Avg. Price	Barrels per day
Type	Index	$/Bbl	2009	2010	2011	2012	2013	Fair Value
								(In thousands)
Sales
Swap	NY-WTI	69.00	322	-	-	-	-	$1,153
Swap	NY-WTI	68.10	-	301	-	-	-	518
Total Swaps			322	301	-	-	-

Floor	NY-WTI	60.00	50	-	-	-	-	117
Total Floors			50	-	-	-	-

Total Sales			372	301	-	-	-
								$1,788

Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our variable rate debt under our credit facility. To the extent that interest rates increase, our interest expense for our revolving debt will also increase. As of March 31, 2009, we had borrowings of approximately $487.8 million outstanding under our revolving credit facility. In an effort to reduce the variability of our cash flows, we have entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, which are accounted for as cash flow hedges, the base interest rate on the specified notional amount of our variable rate debt is effectively fixed for the term of each agreement and ineffectiveness is required to be measured each reporting period.  The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in our consolidated balance sheets. Accordingly, unrealized gains and losses relating to the interest rate swaps are recorded in OCI until the interest expense on the related debt is recognized in earnings.

As of March 31, 2009, we had $487.8 million outstanding under our senior secured credit facility, with interest accruing at a base rate plus an applicable margin. In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates we have entered into interest rate swaps and basis swaps that effectively fix the base rate on $300 million in borrowings as shown below:

Period	Fixed Rate	Notional Amount		Fair Value
				(In thousands)
Remainder of 2009	3.68%	$300	million	$(5,896)
2010	3.67%	300	million	(6,712)
2011	3.48%	300	million	(4,211)
2012	3.40%	300	million	(1,969)
2013	3.39%	300	million	(962)
1/1 - 4/24/2014	3.39%	300	million	(101)
				$(19,851)

We have designated all interest rate swaps and interest rate basis swaps as cash flow hedges. Accordingly, unrealized gains and losses relating to the swaps are deferred in OCI until interest expense on the related debt is recognized in earnings. A hypothetical increase of 100 basis points in the underlying interest rate, after taking into account our interest rate swaps and interest rate basis swaps, would increase our annual interest expense by $1.9 million.

Credit Risk. We are subject to risk of losses resulting from nonpayment or nonperformance by our customers and derivative counterparties.

We monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy. A portion of our revenues are derived from companies in the domestic natural gas, NGL and petrochemical industries. This concentration could impact our overall exposure to credit risk since these customers may be impacted by similar economic or other conditions. To help reduce our credit risk, we evaluate our counterparties’ financial condition and, where appropriate, negotiate netting agreements. We generally do not require collateral for our accounts receivable; however, in certain circumstances we will call for prepayment, require automatic debit agreements or obtain collateral to minimize our potential exposure to defaults.

Our credit exposure related to commodity derivative instruments is represented by the fair value of contracts with a net positive fair value to us at the reporting date. At such times, these outstanding instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Should the creditworthiness of one or more of our counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted.

As of March 31, 2009, affiliates of Goldman Sachs, Merrill Lynch and Barclays Bank accounted for 68%, 17% and 15% of our counterparty credit exposure related to commodity derivative instruments. Goldman Sachs, Merrill Lynch and Barclays Bank are major financial institutions, each possessing investment grade credit ratings based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information required for this item is provided in Note 10—Commitments and Contingencies, under the heading “Legal Proceeding” included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which is incorporated by reference into this item.

Item 1A.  Risk Factors

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations, as could the following:

A recent determination that emissions of carbon dioxide and other “greenhouse gases” present an endangerment to public health could result in regulatory initiatives that increase our costs of doing business and the costs of our services.

On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) issued a notice of its finding and determination that emissions of carbon dioxide, methane, and other “greenhouse gases” (“GHGs”) presented an endangerment to human health and the environment, because emissions of such gases contribute to warming of the earth’s atmosphere.  The finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act.  Although the EPA may take several years to adopt and impose regulations limiting GHG emissions, any limitation on GHG emissions from our natural gas–fired compressor stations and processing facilities or from the combustion of natural gas or natural gas liquids that we produce could increase our costs of doing business and/or increase the cost and reduce demand for our services.  In addition, the U.S. Congress and various states are currently considering legislation that may impose national or regional caps on GHG emissions and may require major sources of GHG emissions to purchase “allowances” that would permit such sources to continue to emit GHGs.  Such legislation could require us to obtain allowances to offset emissions of GHGs that result from the combustion of natural gas or natural gas liquids we produce.  As an alternative to a “cap and trade” program, it is possible that Congress or individual states could implement carbon tax programs.  Any such regulatory initiatives adopted by EPA or legislation adopted by Congress or the states could increase our costs of doing business and/or increase the cost and reduce demand for our services.

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

Date: May 8, 2009

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