Form 10-K
Targa Resources Partners LP
filed 2011-02-28
CIK 1379661

10-K 1 form10_k.htm FORM 10-K ANNUAL REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

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

The aggregate market value of the Common Units representing limited partner interests held by non-affiliates of the registrant was approximately $1,445.3 million on June 30, 2010, based on $25.64 per unit, the closing price of the Common Units as reported on The New York Stock Exchange (NYSE) on such date.

As of February 25, 2011, there were 84,756,009 Common Units and 1,729,715 General Partner Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

DESCRIPTION

PART I

1.	BUSINESS
1A.	RISK FACTORS
1B.	UNRESOLVED STAFF COMMENTS
2.	PROPERTIES
3.	LEGAL PROCEEDINGS
4.	RESERVED

PART II

5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
6.	SELECTED FINANCIAL DATA
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
9A.	CONTROLS AND PROCEDURES
9B.	OTHER INFORMATION

PART III

10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
11.	EXECUTIVE COMPENSATION
12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Partners LP’s (together with its subsidiaries (“we” or “us”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements”. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Annual Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Item 1A. Risk Factors” in this Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Annual Report the identified terms have the following meanings:

Bbl	Barrels (equal to 42 gallons)
BBtu	Billion British thermal units
Btu	British thermal units, a measure of heating value
/d	Per day
gal	Gallons
MBbl	Thousand barrels
Mcf	Thousand cubic feet
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL	Natural gas liquid(s)

Price Index Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

Part I

Item 1. Business

Overview

Targa Resources Partners LP (NYSE:NGLS) is a Delaware limited partnership formed in October 2006 by our parent, Targa Resources Corp. (“Targa”), to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are a leading provider of midstream natural gas and natural gas liquid (“NGL”) services in the United States and are engaged in the business of gathering, compressing, treating, processing and selling natural gas and storing, fractionating, treating, transporting and selling NGLs and NGL products. We operate in two primary divisions: (i) Natural Gas Gathering and Processing, consisting of two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) NGL Logistics and Marketing, consisting of two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

Since the beginning of 2007, we have completed six acquisitions from Targa with an aggregate purchase price of approximately $3.1 billion. The acquisitions from Targa are as follows:

•
In February 2007, in connection with our initial public offering, we acquired approximately 3,950 miles of integrated gathering pipelines that gather and compress natural gas received from receipt points in the Fort Worth Basin/Bend Arch in North Texas, two natural gas processing plants and a fractionator. These assets, together with the business conducted thereby, are collectively referred to as the “North Texas System.”

•
In October 2007, we acquired natural gas gathering, processing and treating assets in the Permian Basin of West Texas and in Southwest Louisiana. The West Texas assets, together with the business conducted thereby, are collectively referred to as “SAOU” and the Southwest Louisiana assets, together with the business conducted thereby, are collectively referred to as “LOU.”

•
In September 2009, we acquired our NGL business consisting of fractionation facilities, storage and terminalling facilities, low sulfur natural gasoline treating facilities, pipeline transportation and distribution assets, propane storage, truck terminals and NGL transport assets. These assets, together with the businesses conducted thereby, are collectively referred to as the NGL Logistics and Marketing division or the “Downstream Business”.

•
In April 2010, we acquired a natural gas straddle business consisting of the business and operations involving the Barracuda, Lowry and Stingray plants, including the Pelican, Seahawk and Cameron gas gathering pipeline systems, and interests in the business and operations of the Bluewater, Sea Robin, Calumet, N. Terrebonne, Toca and Yscloskey plants. These assets, together with the business conducted thereby, are collectively referred to as the “Coastal Straddles.” We also acquired certain natural gas gathering and processing systems, processing plants and related assets including the Sand Hills processing plant and gathering system, Monahans gathering system, Puckett gathering system, a 40% ownership interest in the West Seminole gathering system and a compressor overhaul facility. These assets, together with the business conducted thereby, are collectively referred to as the “Permian Business.”

•
In August 2010, we acquired a 63% ownership interest in Versado Gas Processors, L.L.C. (“Versado”), which conducts a natural gas gathering and processing business in New Mexico consisting of the business and operations involving the Eunice, Monument and Saunders gathering and processing systems, processing plants and related assets. These assets, together with the business conducted thereby, are collectively referred to as “Versado.”

•
In September, 2010, we acquired a 77% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), a joint venture in which Enterprise Gas Processing, LLC and ONEOK VESCO Holdings, L.L.C. own the remaining ownership interests. VESCO owns and operates a natural gas gathering and processing business in Louisiana consisting of a coastal straddle plant and the business and operations of Venice Gathering System, L.L.C., a wholly owned subsidiary of VESCO that owns and operates an offshore gathering system and related assets (collectively, “VESCO”). VESCO captures volumes from the Gulf of Mexico shelf and deepwater.

Both prior to and after the above acquisitions, we have acquired all of our operating assets through operating capital and borrowings under our credit facilities. In addition, we have successfully completed both large and small organic growth projects associated with our existing assets and expect to continue to do so in the future. These projects have involved growth capital expenditures of approximately $308 million since 2005 and include:

•
Low sulfur natural gasoline project: In July 2007, we completed construction of a natural gasoline hydrotreater (the “LSNG” Facility) at Mont Belvieu, Texas, that removes sulfur from natural gasoline, allowing customers to meet new, more stringent environmental standards. The facility has a capacity of 30 MBbls/d and is supported by fee-based contracts with Marathon Petroleum Company LLC and Koch Supply and Trading LP that have certain guaranteed volume commitments or provisions for deficiency payments. we made capital expenditures of $39.5 million to convert idle equipment at Mont Belvieu into the LSNG Facility.

•
Operations Improvement and Efficiency Enhancement: We have historically focused on ways to improve margins and reduce operating expenses by improving our operations. Examples include energy saving initiatives such as building cogeneration capacity to self-generate electricity for our facilities at Mont Belvieu, installing electric compression in North Texas and Versado to reduce fuel costs, emissions and operating costs and bringing compression overhaul in-house to improve quality, turnaround time and costs.

•
Opportunistic Commercial Development Activities: We have used the extensive footprint of our asset base to identify and pursue projects that generate strong returns on invested capital. Examples include installing a new interconnect pipeline to the Kinder Morgan Rancho line at SAOU, developing the Winona wholesale propane terminal in Arizona, restarting the Easton Storage Facility at LOU and installing additional equipment to increase ethane recoveries at our Lowry straddle plant.

•
Other Enhancements: We have also completed a number of smaller acquisitions and projects that have enhanced our existing asset base and that can provide attractive investment returns. Examples include the purchase of existing pipelines that expand beyond our existing asset base, installation of pipeline interconnects to our gathering systems and consolidation of interests in joint ventures.

We believe these projects have been successful in terms of return on investment.  Because our assets are not easily duplicated and are located in active producing areas and near key NGL markets and logistics centers, we expect that we will continue to focus on attractive investment opportunities associated with our existing asset base.

Growth Drivers

We believe our near-term growth will be driven both by significant recently completed or pending projects as well as strong supply and demand fundamentals for our existing businesses. Over the longer-term, we expect our growth will be driven by natural gas shale opportunities, which could lead to growth in both our Gathering and Processing division and the Downstream Business, organic growth projects and potential strategic and other acquisitions related to our existing businesses.

Organic growth projects.

We expect our near-term growth to be driven by a number of significant projects scheduled for completion in 2011 that are supported by long-term, fee-based contracts. We believe that organic growth projects, such as the ones listed below, often generate higher returns on investment than those available from third-party acquisitions. Organic projects in process include:

Expansion Programs at Mount Belvieu

•
Cedar Bayou Fractionator expansion project: We are currently constructing approximately 78 MBbl/d of additional fractionation capacity at our 88% owned Cedar Bayou Fractionator (“CBF”) in Mont Belvieu for an estimated gross cost of $78 million. The fractionation expansion is expected to be in-service in the second quarter of 2011. This expansion is supported with 10 year fee-based contracts with ONEOK Hydrocarbons, L.P., Questar Gas Management Company and Majestic Energy Services, LLC that have certain guaranteed volume commitments or provisions for deficiency payments.

•
Benzene treating project: A new treater is under construction which will operate in conjunction with our existing LSNG facility at Mont Belvieu and is designed to reduce benzene content of natural gasoline to meet new, more stringent environmental standards. The treater has an estimated gross cost of approximately $33 million. The treater is anticipated to be in service in the fourth quarter of 2011 and is supported by a fee-based contract with Marathon Petroleum Company LLC that has certain guaranteed volume commitments or provisions for deficiency payments.

•
Gulf Coast Fractionators expansion project: We have announced plans by Gulf Coast Fractionators (“GCF”), a partnership with ConocoPhillips and Devon Energy Corporation in which we own a 38.8% interest, to expand the capacity of its NGL fractionation facility in Mont Belvieu by 43 MBbl/d for an estimated gross cost of $75 million (our net cost is estimated to be approximately $29 million). ConocoPhillips, as the operator, will manage the expansion project. The expansion is expected to be operational during the second quarter of 2012, subject to regulatory approvals.

SAOU Expansion Program

•
We have announced a $30 million capital expenditure program to expand gathering and processing capability over the next 18 months in response to strong volume growth and new well connects associated with producer activity particularly in the Wolfberry play as discussed below under “— Strong supply and demand fundamentals for our existing businesses.” This growth investment program includes new compression facilities and pipelines as well as expenditures to restart the 25 MMcf/d Conger processing plant anticipated to be completed by early to mid 2011.

North Texas Expansion Program

•
The board of directors of Targa Resources GP LLC (the “general partner”), our general partner, has approved approximately $40 million of capital expenditures to expand the gathering and processing capability of the North Texas System with certain portions of the approved expenditures subject to finalization of ongoing customer commercial agreements. The expansion program is a response to strong volume growth and new well connects associated with producer activity in “oilier” portions of the Barnett Shale natural gas play, especially in portions of Southern Montague and Northern Wise County as discussed below under “— Strong supply and demand fundamentals for our existing businesses.” The scope of the full expansion includes a major pipeline to increase residue takeaway capacity, gathering system expansions, compression equipment and other work. Certain pieces of the expansion are underway. If commercial agreements were to be consummated in the first half of 2011, we would expect most capital investment completed by early 2012.

Strong supply and demand fundamentals for our existing businesses.

We believe that the current strength of oil, condensate and NGL prices and of forecast prices for these energy commodities has caused producers in and around our natural gas gathering and processing areas of operation to focus their drilling programs on regions rich in these forms of hydrocarbons. Liquids rich gas is prevalent from the Wolfberry and Canyon Sands plays, which are accessible by SAOU, the Wolfberry and Bone Springs plays, which are accessible by the Sand Hills plant and gathering system, and from “oilier” portions of the Barnett Shale natural gas play, especially portions of Montague, Cooke, Clay and Wise counties, which are accessible by the North Texas System. The Wolfberry, Canyon Sands, and Bone Springs plays are oil plays with associated gas containing high liquids content ranging from approximately 7.0 to 9.5 gal/Mcf. By comparison, the liquids content of the gas from the liquids rich portion of the Eagle Ford Shale natural gas play is expected to average about 4 gal/Mcf. We have observed increased drilling permits and higher rig counts in these areas and expect these activities to result in higher inlet volumes over the next several years.

Producer activity in areas rich in oil, condensate and NGLs is currently generating high demand for our fractionation services at the Mont Belvieu market hub. As a result, fractionation volumes have recently increased to near existing capacity. Until additional fractionation capacity comes on-line in 2011, there will be limited incremental supply of fractionation services in the area. These strong supply and demand fundamentals have resulted in long-term, “take-or-pay” contracts for existing capacity and support the construction of new essentially fully committed fractionation capacity, such as our CBF and GCF expansion projects. We are continuing to see rates for fractionation services increase.  Existing fractionation customers are renewing contracts at market rates that are, in most cases, substantially higher than expiring rates for extended terms of up to ten years and with reservation fees that are paid even if customer volumes are not fractionated to ensure access to fractionation services. A portion of the recent and future expected increases in cash flow for our fractionation business is related to high utilization and rollover of existing contracts to higher rates. The higher volumes of fractionated NGLs should also result in increased demand for other related fee-based services provided by our Downstream Business.

Casinghead gas and liquids rich shale opportunities and similar oil and gas resource plays.

We are actively pursuing natural gas gathering and processing and NGL fractionation opportunities associated with many of the active, liquids-rich natural gas shale and other active oil and gas resource plays, such as the Permian, Wolfberry and Bone Springs plays, and certain regions of the Eagle Ford Shale. We believe that our leadership position in the NGL Logistics and Marketing business, which includes our fractionation services, provides us with a competitive advantage relative to other gathering and processing companies without these capabilities. While we believe that the expected growth in the supply of liquids-rich gas from these plays will likely require the construction of (i) additional fractionation capacity, (ii) additional pipelines to transport the NGLs to and from major fractionation centers and (iii) additional natural gas gathering and processing facilities, our active involvement in multiple potential projects does not guarantee that we will be involved with any such capacity expansions.

Potential third- party acquisitions related to our existing businesses.

While our recent growth has been partially driven by the implementation of a focused drop drown strategy, our management team also has a record of successful third party acquisitions. Since Targa’s formation, our strategy has included approximately $3 billion in third party acquisitions and growth capital expenditures. This track record includes:

•	The 2004 acquisition of SAOU and LOU from ConocoPhillips Company for $248 million;

•
The 2004 acquisition of a 40% interest in Bridgeline Holdings, LP for $101 million from the Enron Corporation bankruptcy estate. Chevron Corporation, the other owner, exercised its rights under the partnership agreement to purchase the 40% stake from us for $117 million in 2005;

•	The 2005 acquisition of Dynegy Midstream Services, Limited Partnership from Dynegy, Inc. for $2.4 billion; and

•	The 2008 acquisition of Chevron Corporation’s 53.9% interest in VESCO.

We expect that third-party acquisitions will continue to be a significant focus of our growth strategy.

Competitive Strengths and Strategies

We believe that we are well positioned to execute our business strategies due to the following competitive strengths:

Leading fractionation position.

We are one of the largest fractionators of NGLs in the Gulf Coast. Our primary fractionation assets are located in Mont Belvieu, Texas and Lake Charles, Louisiana, which are key market centers for NGLs and are located at the intersection of NGL infrastructure including mixed NGL supply pipelines, storage, takeaway pipelines and other transportation infrastructure. Our assets are also located near and connected to key consumers of NGL products including the petrochemical and industrial markets. The location and interconnectivity of the assets are not easily replicated, and we have sufficient additional capability to expand their capacity. Our management has extensive experience in operating these assets and in permitting and building new midstream assets.

Strategically located gathering and processing asset base.

Our gathering and processing businesses are predominantly located in active and growth oriented oil and gas producing basins. Activity in the Canyon Sands, Bone Springs, Wolfberry, and Barnett Shale plays is driven by the economics of current favorable oil, condensate and NGL prices and the high condensate and NGL content of the natural gas or associated natural gas streams. Increased drilling and production activities in these areas would likely increase the volumes of natural gas available to our gathering and processing systems.

Comprehensive package of midstream services.

We provide a comprehensive package of services to natural gas producers, including natural gas gathering, compression, treating, processing and selling natural gas and storing, fractionating, treating, transporting and selling NGLs and NGL products. These services are essential to gather, process and treat wellhead gas to meet pipeline standards and to extract NGLs for sale into petrochemical, industrial and commercial markets. We believe our ability to provide these integrated services provides an advantage in competing for new supplies of natural gas because we can provide substantially all of the services producers, marketers and others require for moving natural gas and NGLs from wellhead to market on a cost-effective basis. Additionally, due to the high cost of replicating assets in key strategic positions, the difficulty of permitting and constructing new midstream assets and the difficulty of developing the expertise necessary to operate them, the barriers to enter the midstream natural gas sector on a scale similar to ours are reasonably high.

High quality and efficient assets.

Our gathering and processing systems and logistics assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurements (essentially all electronic and electronically linked to a central data base) and operations and maintenance to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe and efficient operation of our facilities. We intend to continue to pursue new contracts, cost efficiencies and operating improvements of our assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

Large, diverse business mix with favorable contracts.

We maintain gathering and processing positions in strategic oil and gas producing areas across multiple oil and gas basins and provide services under attractive contract terms to a diverse mix of customers across our areas of operations. Consequently, we are not dependent on any one oil and gas basin or customer. The gathering and processing contract portfolio has attractive rate and term characteristics. Our NGL Logistics and Marketing assets are typically located near key market hubs and near important NGL customers. They also serve must-run portions of the natural gas value chain, are primarily fee-based and have a diverse mix of customers. The logistics contract portfolio, largely fee-based, has attractive rate and term characteristics. Given the higher rates for logistics assets contracts that are being renewed (largely based on replacement cost economics), the new projects underway, the long-term nature of many of the renewed and new contracts and continuing strong supply and demand fundamentals for this business, we expect an increasing percentage of our cash flows to be fee-based.

Financial flexibility.

We have historically maintained strong financial metrics relative to our peer group, with financial results consistently above the peer group median. We also reduce the impact of commodity price volatility by hedging the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes. Maintaining appropriate leverage and distribution coverage levels and mitigating commodity price volatility allow us to be flexible in our growth strategy and enable us to pursue strategic acquisitions and large growth projects.

Experienced and long-term focused management team.

The executive management team which formed Targa Resources Inc. in 2004 and continues to manage Targa today possesses over 200 years of combined experience working in the midstream natural gas and energy business. Other officers and key operational, commercial and financial employees provide depth of experience in the industry and with our assets and businesses.

Attractive Cash Flow Characteristics

We believe our strategy, combined with our high-quality asset portfolio and strong industry fundamentals, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. Our Natural Gas Gathering and Processing division has a favorable contract mix that is primarily percent-of-proceeds or hybrid which, along with our long-term commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow. In our NGL Logistics and Marketing division, the majority of our revenues are derived under fee-based contracts.

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes through 2014 by entering into financially settled derivative transactions including swaps and purchased puts (or floors). The primary purpose of our commodity risk management activities is to hedge our exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. We have intentionally tailored our hedges to approximate specific NGL products and to approximate our actual NGL and residue natural gas delivery points. We intend to continue to manage our exposure to commodity prices in the future by entering into similar hedge transactions as market conditions permit.

We also monitor our inventory levels with a view to mitigating losses related to downward price exposure.

Our maintenance capital expenditures have averaged approximately $54.0 million per year over the last three years. We believe that our assets are well-maintained and anticipate that a similar level of capital expenditures will be sufficient for us to continue to operate these assets in a prudent and cost-effective manner.

Asset Base Well-Positioned for Organic Growth

We believe our asset platform and strategic locations allow us to maintain and potentially grow our volumes and related cash flows as our supply areas continue to benefit from exploration and development. Generally, higher oil and gas prices result in increased domestic oil and gas drilling and workover activity to increase production. The location of our assets provides us with access to stable natural gas supplies and proximity to end-use markets and liquid market hubs while positioning us to capitalize on drilling and production activity in those areas. Our existing infrastructure has the capacity to handle incremental increases in volumes without significant capital investments. We believe that as domestic demand for natural gas and NGL grows over the long term, our infrastructure will increase in value, as such infrastructure takes on increasing importance in meeting that demand.

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

Targa has used us as a growth vehicle to pursue the acquisition and expansion of midstream natural gas, NGL and other complementary energy businesses and assets as evidenced by our acquisitions of businesses from Targa. However, Targa is not prohibited from competing with us and routinely evaluates acquisitions and dispositions that do not involve us. In addition, through our relationship with Targa, we have access to a significant pool of management talent, strong commercial relationships throughout the energy industry and access to Targa’s broad operational, commercial, technical, risk management and administrative infrastructure.

As of February 14, 2011, Targa and its management have a significant interest in us through their ownership of a 14.2% limited partner interest and a 2% general partner interest in us. In addition, Targa owns incentive distribution rights that entitle Targa to receive an increasing percentage of quarterly distributions of available cash from our operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. We are party to an Omnibus Agreement with Targa that governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement.” We do not have any employees to carry out our operations. Targa employs 1,020 people. See “Employees.” Following the conveyance of assets to us by Targa in September 2010, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, other than Targa’s direct costs of being a separate reporting company.

Our Challenges

We face a number of challenges in implementing our business strategy. For example:

•	We have a substantial amount of indebtedness which may adversely affect our financial position.

•
Our cash flow is affected by supply and demand for oil, natural gas and NGL products and by natural gas and NGL prices, and decreases in these prices could adversely affect our results of operations and financial condition.

•
Our long-term success depends on our ability to obtain new sources of supplies of natural gas and NGLs, which depends on certain factors beyond our control. Any decrease in supplies of natural gas or NGLs could adversely affect our business and operating results.

•
If we do not make acquisitions or investments in new assets on economically acceptable terms or efficiently and effectively integrate new assets, our results of operations and financial condition could be adversely affected.

•	We are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

•	Our growth strategy requires access to new capital. Tightened capital markets or increased competition for investment opportunities could impair our ability to grow.

•	Our hedging activities may not be effective in reducing the variability of our cash flows and may, in certain circumstances, increase the variability of our cash flows.

•	Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

For a further discussion of these and other challenges we face, please read “Item 1A. Risk Factors.”

Our Business Operations

Our operations are reported in two divisions: (i) Natural Gas Gathering and Processing, consisting of two segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) NGL Logistics and Marketing, consisting of two segments—(a) Logistics Assets and (b) Marketing and Distribution.

Natural Gas Gathering and Processing Division

Our Natural Gas Gathering and Processing Division consists of gathering, compressing, dehydrating, treating, conditioning, processing, transporting and marketing natural gas. The gathering of natural gas consists of aggregating natural gas produced from various wells through small diameter gathering lines to processing plants. Natural gas has a widely varying composition, depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs, commonly referred to as “Mixed NGLs” or “Y-grade.” Once processed, the residue gas is transported to markets through pipelines that are either owned by the gatherers or processors or third parties. End users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities.

We continually seek new supplies of natural gas, both to offset the natural decline in production from connected wells and to increase throughput volumes. We obtain additional natural gas supply in our operating areas by contracting for production from new wells or by capturing existing production currently gathered by others. Competition for new natural gas supplies is based primarily on location of assets, commercial terms, service levels and access to markets. The commercial terms of natural gas gathering and processing arrangements are driven, in part, by capital costs, which are impacted by the proximity of systems to the supply source and by operating costs, which are impacted by operational efficiencies, facility design and economies of scale.

We believe our extensive asset base and scope of operations in the regions in which we operate provide us with significant opportunities to add both new and existing natural gas production to our systems. We believe our size and scope gives us a strong competitive position by placing us in close proximity to a large number of existing and new natural gas producing wells in our areas of operations, allowing us to generate economies of scale and to provide our customers with access to our existing facilities and to multiple end-use markets and market hubs. Additionally, we believe our ability to serve our customers’ needs across the natural gas and NGL value chain further augments our ability to attract new customers.

Field Gathering and Processing Segment

The Field Gathering and Processing segment gathers and processes natural gas from the Permian Basin in West Texas and Southeast New Mexico and the Fort Worth Basin, including the Barnett Shale, in North Texas. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 10,100 miles of natural gas pipelines. The segment’s processing plants include nine owned and operated facilities. During 2010, we processed an average of approximately 588 MMcf/d of natural gas and produced an average of approximately 71 MBbl/d of NGLs.

We believe we are well positioned as a gatherer and processor in the Permian and Fort Worth Basins. We have a broad geographic scope, covering portions of 40 counties and approximately 18,100 square miles across these basins. We believe proximity to production and development provides us with a competitive advantage in capturing new supplies of natural gas because of our competitive costs to connect new wells and to process additional natural gas in our existing processing plants. Additionally, because we operate all of our plants in these regions, we are often able to redirect natural gas among two or more of our processing plants, allowing us to optimize processing efficiency and further improve the profitability of our operations.

The Field Gathering and Processing segment’s operations consist of the Permian Business, Versado, SAOU and the North Texas System, each as described below.

Permian Business. The Permian Business consists of the Sand Hills gathering and processing system and the West Seminole and Puckett gathering systems. These systems consist of approximately 1,300 miles of natural gas gathering pipelines. These gathering systems are low-pressure gathering systems with significant compression assets. The Sand Hills refrigerated cryogenic processing plant has a gross processing capacity of 150 MMcf/d and residue gas connections to pipelines owned by affiliates of Enterprise Products Partners L.P., ONEOK, Inc. and El Paso Corporation.

Versado. Versado consists of the Saunders, Eunice and Monument gas processing plants and related gathering systems in Southeastern New Mexico. Versado consist of approximately 3,200 miles of natural gas gathering pipelines. The Saunders, Eunice and Monument refrigerated cryogenic processing plants have aggregate processing capacity of 280 MMcf/d (176 MMcf/d, net to our ownership interest). These plants have residue gas connections to pipelines owned by affiliates of El Paso, MidAmerican Energy Company and Kinder Morgan Energy Partners, L.P. Our ownership in Versado is held through Versado Gas Processors, L.L.C., a joint venture that is 63% owned by us and 37% owned by Chevron U.S.A. Inc.

SAOU. Covering portions of 10 counties and approximately 4,000 square miles in West Texas, SAOU includes approximately 1,500 miles of pipelines in the Permian Basin that gather natural gas to the Mertzon and Sterling processing plants. SAOU is connected to numerous producing wells and central delivery points. SAOU has approximately 1,000 miles of low pressure gathering systems and approximately 500 miles of high-pressure gathering pipelines to deliver the natural gas to our processing plants. SAOU has numerous compressor stations to inject low pressure gas into the high-pressure pipelines. SAOU’s processing facilities include two currently operating refrigerated cryogenic processing plants—the Mertzon plant and the Sterling plant—which have an aggregate processing capacity of approximately 110 MMcf/d. SAOU also includes the Conger cryogenic plant with a capacity of approximately 25 MMcf/d. We are in the process of restarting the Conger plant, which we anticipate occurring in early to mid 2011 to provide for rapidly increasing volumes in SAOU.

North Texas System. The North Texas System includes two interconnected gathering systems with approximately 4,100 miles of pipelines, covering portions of 12 counties and approximately 5,700 square miles, gathering wellhead natural gas for the Chico and Shackelford natural gas processing facilities.

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

The following table lists the Field Gathering and Processing segment’s natural gas processing plants for the year ended December 31, 2010:

			Gross	Gross Plant
			Processing	Natural Gas
			Capacity	Inlet Throughput	Gross NGL	Process	Operated/
Facility	% Owned	Location	(MMcf/d)	Volume (MMcf/d)	Production	Type (4)	Non-Operated
Permian Business
Sand Hills	100	Crane, TX	150.0	116.5	14.4	Cryo	Operated
Other Permian (1)				12.3	0.4

Versado
Saunders (2)	63	Lea, NM	70.0			Cryo	Operated
Eunice (2)	63	Lea, NM	120.0			Cryo	Operated
Monument (2)	63	Lea, NM	90.0			Cryo	Operated
		Area Total	280.0	178.7	20.4
SAOU
Mertzon	100	Irion, TX	48.0			Cryo	Operated
Sterling	100	Sterling, TX	62.0			Cryo	Operated
Conger (3)	100	Sterling, TX	25.0			Cryo	Operated
		Area Total	135.0	99.8	20.7
North Texas System
Chico (4)	100	Wise, TX	265.0			Cryo	Operated
Shackelford	100	Shackelford, TX	13.0			Cryo	Operated
		Area Total	278.0	180.4	15.3
	Segment Total		843.0	587.7	71.2
_________
(1)	Other Permian includes throughput other than plant inlet, primarily from compressor stations.
(2)	These plants are part of our Versado joint venture, of which we own 63%; capacity and volumes represent 100% ownership interest.
(3)	We are in the process of restarting the Conger plant, which we anticipate occurring in early 2011 to provide for rapidly increasing volumes in SAOU.
(4)	The Chico plant has fractionation capacity of approximately 15 MBbl/d.
(5)	Cryo – Cryogenic Processing.

Coastal Gathering and Processing Segment

Our Coastal Gathering and Processing segment assets are located in the onshore region of the Louisiana Gulf Coast and the Gulf of Mexico. With the strategic location of our assets in Louisiana, we have access to the Henry Hub, the largest natural gas hub in the U.S., and a substantial NGL distribution system with access to markets throughout Louisiana and the southeast U.S. The Coastal Gathering and Processing segment’s assets consist of the Coastal Straddles, VESCO and LOU, each as described below. During the year ended 2010, we processed an average of approximately 1,680.3 MMcf/d of plant natural gas inlet and produced an average of approximately 50.1 MBbl/d of NGLs.

Coastal Straddles. Coastal Straddles consists of three wholly owned and operated gas processing plants and six partially owned plants, some of which are operated by us. The plants are generally situated on mainline natural gas pipelines near the coastline and process volumes of natural gas collected from multiple offshore gathering systems and pipelines throughout the Gulf of Mexico. Coastal Straddles also has ownership in three offshore gathering systems that are operated by us. The Pelican and Seahawk pipeline systems are non-FERC regulated gathering systems that have a combined length of approximately 175 miles, and a combined capacity of approximately 230 MMcf per day. These systems gather natural gas from the shallow waters of central Gulf of Mexico and supply a portion of the natural gas delivered to the Barracuda and Lowry processing facilities.

Coastal Straddles processes natural gas produced from shallow water central and western Gulf of Mexico natural gas wells and from deep shelf and deepwater Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. Coastal Straddles has access to markets across the U.S. through the interstate natural gas pipelines to which it is interconnected.

LOU. LOU consists of approximately 850 miles of gathering system pipelines, covering approximately 3,800 square miles in Southwest Louisiana. The gathering system is connected to numerous producing wells and/or central delivery points in the area between Lafayette and Lake Charles, Louisiana. The gathering system is a high-pressure gathering system that delivers natural gas for processing to either the Acadia or Gillis plants via three main trunk lines. The processing facilities include the Gillis and Acadia processing plants, both of which are cryogenic plants. These processing plants have an aggregate processing capacity of approximately 260 MMcf/d. In addition, the Gillis plant has integrated fractionation with operating capacity of approximately 13 MBbl/d.

VESCO. Through our 77% ownership interest in VESCO, we operate the Venice Gathering System (“VGS”), an offshore gathering system regulated as an interstate pipeline by the Federal Energy Regulatory Commission (“FERC”). VGS is approximately 150 miles in length and has a nominal capacity of 320 MMcf per day. VGS gathers natural gas from the shallow waters of eastern Gulf of Mexico and supplies a portion of the natural gas to the Venice gas plant.

The following table lists the Coastal Gathering and Processing segment’s natural gas processing plants and related volumes for the year ended December 31, 2010:

			Gross	Gross Plant
			Processing	Natural Gas
			Capacity	Inlet Throughput	Gross NGL	Process	Operated/
Facility	% Owned	Location	(MMcf/d)	Volume (MMcf/d)	Production	Type (4)	Non-operated
Coastal Straddles (1)
Barracuda	100	Cameron, LA	190	138.0	3.3	Cryo	Operated
Lowry	100	Cameron, LA	265	110.8	2.8	Cryo	Operated
Stingray	100	Cameron, LA	300	269.3	4.7	RA	Operated
Calumet (2)	32.4	St. Mary, LA	1,650	128.2	2.9	RA	Non-operated
Yscloskey (2)	25.3	St. Bernard, LA	1,850	290.3	2.1	RA	Operated
Bluewater (2)	21.8	Acadia, LA	425	-	-	Cryo	Non-operated
Terrebonne (2)	4.8	Terrebonne, LA	950	22.4	0.9	RA	Non-operated
Toca (2)	10.7	St. Bernard, LA	1,150	50.8	1.3	Cryo/RA	Non-operated
Sea Robin	0.8	Vermillion, LA	700	25.4	0.6	Cryo	Non-operated
VESCO	76.8	Plaquemines, LA	750	427.3	23.2	Cryo	Operated
Other				33.2	1.1
		Area Total	8,230	1,495.7	42.9
LOU
Gillis (3)	100	Calcasieu, LA	180			Cryo
Acadia	100	Acadia, LA	80			Cryo
		Area Total	260	184.6	7.2
	Segment Total		8,490	1,680.3	50.1

________
(1)	Coastal Straddles also includes three offshore gathering systems which have a combined length of approximately 325 miles.
(2)	Our ownership is adjustable and subject to annual redetermination.
(3)	The Gillis plant has fractionation capacity of approximately 13 MBbl/d.
(4)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.

NGL Logistics and Marketing Division

Our NGL Logistics and Marketing Division is also referred to as the Downstream Business. It includes the activities necessary to convert mixed NGLs into NGL products, market the NGL products and provides certain value added services such as the fractionation, storage, terminalling, transportation, distribution and marketing of NGLs, as well as certain natural gas supply and marketing activities in support of our other businesses. Through fractionation, mixed NGLs are separated into its component parts (ethane, propane, butanes and natural gasoline). These component parts are delivered to end-users through pipelines, barges, trucks and rail cars. End-users of component NGLs include petrochemical and refining companies and propane markets for heating, cooking or crop drying applications. Retail distributors often sell to end-use propane customers.

Logistics Assets Segment

This segment uses its platform of integrated assets to fractionate, store, treat and transport NGLs typically under fee-based and margin-based arrangements. For NGLs to be used by refineries, petrochemical manufacturers, propane distributors and other industrial end-users, they must be fractionated into their component products and delivered to various points throughout the U.S. Our logistics assets are generally connected to and supplied, in part, by our Natural Gas Gathering and Processing assets and are primarily located at Mont Belvieu and Galena Park near Houston, Texas and in Lake Charles, Louisiana.

Fractionation. After being extracted in the field, mixed NGLs, sometimes referred to as “Y-grade” or “raw NGL mix,” are typically transported to a centralized facility for fractionation where the mixed NGLs are separated into discrete NGL products: ethane, propane, butanes and natural gasoline. Mixed NGLs delivered from our Field and Coastal Gathering and Processing segments represent the largest source of volumes processed by our NGL fractionators.

Our fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two of which we operate, one at Mont Belvieu, Texas, and the other at Lake Charles, Louisiana. We also have an equity investment in a third fractionator, GCF, also located at Mont Belvieu. We are subject to a consent decree with the Federal Trade Commission, issued December 12, 1996, that, among other things, prevents us from participating in commercial decisions regarding rates paid by third parties for fractionation services at GCF. This restriction on our activity at GCF will terminate on December 12, 2016, twenty years after the date the consent order was issued. In addition to the three stand-alone facilities in the Logistics Assets segment, see the description of fractionation assets in the North Texas System and LOU in our Natural Gas Gathering and Processing division.

The majority of our NGL fractionation business is under fee-based arrangements. These fees are subject to adjustment for changes in certain fractionation expenses, including energy costs. The operating results of our NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged.

We believe that sufficient volumes of mixed NGLs will be available for fractionation in commercially viable quantities for the foreseeable future due to increases in NGL production expected from shale plays in areas of the U.S. that include North Texas, South Texas, Oklahoma and the Rockies and certain other basins accessed by pipelines to Mont Belvieu, as well as from continued production of NGLs in areas such as the Permian Basin, Mid-Continent, East Texas, South Louisiana and shelf and deepwater Gulf of Mexico. Dew point specifications implemented by individual pipelines and the policy statement enacted by FERC should result in volumes of mixed NGLs being available for fractionation because natural gas requires processing or conditioning to meet pipeline quality specifications. These requirements establish a base volume of mixed NGLs during periods when it might be otherwise uneconomical to process certain sources of natural gas. Furthermore, significant volumes of mixed NGLs are contractually committed to our NGL fractionation facilities.

Although competition for NGL fractionation services is primarily based on the fractionation fee, the ability of an NGL fractionator to obtain mixed NGLs and distribute NGL products is also an important competitive factor. This ability is a function of the existence of storage infrastructure and supply and market connectivity necessary to conduct such operations. We believe that the location, scope and capability of our logistics assets, including our transportation and distribution systems, give us access to both substantial sources of mixed NGLs and a large number of end-use markets.

We also have a natural gasoline hydrotreater at Mont Belvieu, Texas, that removes sulfur from natural gasoline, allowing customers to meet new, more stringent environmental standards. The facility has a capacity of 30 MBbls/d and is supported by fee-based contracts with Marathon Petroleum Company LLC and Koch Supply and Trading LP that have certain guaranteed volume commitments or provisions for deficiency payments.

The following table details the Logistics Assets segment’s fractionation and treating facilities:

			Gross Throughput for the
			Year Ended
		Maximum Gross Capacity	December 31, 2010
Facility	% Owned	(MBbls/d)	(MBbls/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA)	100.0	55.0	39.1
Cedar Bayou Fractionator (Mont Belvieu, TX) (1)	88.0	215.0	187.1
LSNG Hydrotreater (Mont Belvieu, TX)	100.0	30.0	18.0
Equity Fractionation Facilities (non-operated):
Gulf Coast Fractionator (Mont Belvieu, TX)	38.8	109.0	98.9
________
(1)	Includes ownership through 88% interest in Downstream Energy Ventures Co, LLC.

Storage and Terminalling. In general, our storage assets provide warehousing of mixed NGLs, NGL products and petrochemical products in underground wells, which allows for the injection and withdrawal of such products at various times in order to meet demand cycles. Similarly, our terminalling operations provide the inbound/outbound logistics and warehousing of mixed NGLs, NGL products and petrochemical products in above-ground storage tanks. Our underground storage and terminalling facilities serve single markets, such as propane, as well as multiple products and markets. For example, the Mont Belvieu and Galena Park facilities have extensive pipeline connections for mixed NGL supply and delivery of component NGLs. In addition, some of these facilities are connected to marine, rail and truck loading and unloading facilities that provide services and products to our customers. We provide long and short term storage and terminalling services and throughput capability to third party customers for a fee.

Our logistics segment owns or operates a total of 39 storage wells at our facilities with a net storage capacity of approximately 64.5 MMBbl, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

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

Our fractionation, storage and terminalling business is supported by approximately 800 miles of company-owned pipelines to transport mixed NGLs and specification products.

Logistics Assets NGL storage facilities at December 31, 2010:
	NGL Storage Facilities
			Number of		Gross Storage
Facility	% Owned	County/Parish, State	Permitted Wells		Capacity (MMBbl)
Hackberry Storage (Lake Charles)	100	Cameron, LA	12	(1)	20.0
Mont Belvieu Storage	100	Chambers, TX	20	(2)	41.4
Easton Storage	100	Evangeline, LA	1		0.8

________
(1)	Four of twelve owned wells leased to CITGO under long-term leases; one of twelve currently in service.
(2)	We own 20 wells and operate 6 wells owned by Chevron Phillips Chemical.

Logistics Assets Terminal Facilities for the year ended December 31, 2010:
					Usable Storage
				Throughput for 2010	Capacity
Facility	% Owned	County/Parish, State	Description	(Million gallons)	(MMBbl)
Galena Park Terminal (1)	100	Harris, TX	NGL import/export terminal	916.8	0.7
Mont Belvieu Terminal (2)	100	Chambers, TX	Transport and storage terminal	2,406.0	48.9
Hackberry Terminal	100	Cameron, LA	Storage terminal	289.7	17.8

________
(1)	Volumes reflect total import and export across the dock/terminal.
(2)	Volumes reflect total transport and terminal throughput volumes.

Marketing and Distribution Segment

The Marketing and Distribution segment transports, distributes and markets NGLs via terminals and transportation assets across the U.S. We own or commercially manage terminal facilities in a number of states, including Texas, Louisiana, Arizona, Nevada, California, Florida, Alabama, Mississippi, Tennessee, Kentucky and New Jersey. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, rail cars and open-access regulated NGL pipelines owned by third parties. The Marketing and Distribution segment consists of (i) NGL Distribution and Marketing, (ii) Wholesale Marketing, (iii) Refinery Services and (iv) Commercial Transportation and (v) Natural Gas Marketing, each as described below.

NGL Distribution and Marketing. We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. During the year ended December 31, 2010, our distribution and marketing services business sold an average of approximately 246.7 MBbl/d of NGLs.

We generally purchase mixed NGLs from producers at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical settlement business in which we earn margins from purchasing and selling NGL products from producers under contract. We also earn margins by purchasing and reselling NGL products in the spot and forward physical markets. To effectively serve our Distribution and Marketing customers, we contract for and use many of the assets included in our Logistics Assets segment. We also market natural gas available to us from our Gathering and Processing segments, and purchase and resell natural gas in selected United States markets.

Wholesale Marketing. Our wholesale propane marketing operations primarily sells propane and related logistics services to major multi-state retailers, independent retailers and other end-users. Our propane supply primarily originates from both our refinery/gas supply contracts and our other owned or managed logistics and marketing assets. We generally sell propane at a fixed or posted price at the time of delivery and, in some circumstances, we earn margin on a net-back basis.

The wholesale propane marketing business is significantly impacted by weather-driven demand, particularly in the winter, which can impact the price of propane in the markets we serve and impact the ability to deliver propane to satisfy peak demand.

Refinery Services. In our refinery services business, we typically provide NGL balancing services via contractual arrangements with refiners to purchase and/or market propane and to supply butanes. We use our commercial transportation assets (discussed below) and contract for and use the storage, transportation and distribution assets included in our Logistics Assets segment to assist refinery customers in managing their NGL product demand and production schedules. This includes both feedstocks consumed in refinery processes and the excess NGLs produced by those same refining processes. Under typical net-back purchase contracts, we generally retain a portion of the resale price of NGL sales or receive a fixed minimum fee per gallon on products sold. Under net-back sales contracts, fees are earned for locating and supplying NGL feedstocks to the refineries based on a percentage of the cost to obtain such supply or a minimum fee per gallon.

Key factors impacting the results of our refinery services business include production volumes, prices of propane and butanes, as well as our ability to perform receipt, delivery and transportation services in order to meet refinery demand.

Commercial Transportation. Our NGL transportation and distribution infrastructure includes a wide range of assets supporting both third party customers and the delivery requirements of our marketing and asset management business. We provide fee-based transportation services to refineries and petrochemical companies throughout the Gulf Coast area. Our assets are also deployed to serve our wholesale distribution terminals, fractionation facilities, underground storage facilities and pipeline injection terminals. These distribution assets provide a variety of ways to transport products to and from our customers.

Our transportation assets, as of December 31, 2010, include:

•	approximately 760 railcars that we lease and manage;

•	approximately 70 owned and leased transport tractors and approximately 100 company owned tank trailers; and

•	21 company-owned pressurized NGL barges.

Natural Gas Marketing. The Partnership also markets natural gas available to the Partnership from the Gathering and Processing segments, and purchases and resells natural gas in selected United States markets.

The following table details the Marketing and Distribution reportable segment’s Terminal Facilities

				Throughput for
				Year Ended	Usable Storage
				December 31, 2010	Capacity
Facility	% Owned	County/Parish, State	Description	( Million gallons) (1)	( Million gallons)
Calvert City Terminal	100	Marshall, KY	Propane terminal	47.2	0.1
Greenville Terminal	100	Washington, MS	Marine propane terminal	23.1	1.7
Port Everglades Terminal	100	Broward, FL	Marine propane terminal	23.8	1.7
Tyler Terminal	100	Smith, TX	Propane terminal	9.3	0.2
Abilene Transport (2)	100	Taylor, TX	Raw NGL transport terminal	12.4	Less than 0.1
Bridgeport Transport (2)	100	Jack, TX	Raw NGL transport terminal	49.6	0.1
Gladewater Transport (2)	100	Gregg, TX	Raw NGL transport terminal	20.5	0.4
Hammond Transport	100	Tangipahoa, LA	Transport terminal	31.6	No storage
Chattanooga Terminal	100	Hamilton, TN	Propane terminal	18.3	1.0
Sparta Terminal	100	Sparta, NJ	Propane terminal	10.7	0.2
Hattiesburg Terminal (3)	50	Forrest, MS	Propane terminal	264.8	269.6
Winona Terminal	100	Flagstaff, AZ	Propane terminal	4.4	0.3

_______
(1)	Throughputs include volumes related to exchange agreements and third party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)	Throughput volume is based on 100% ownership.

Operational Risks and Insurance

We are subject to all risks inherent in the midstream natural gas business. These risks include, but are not limited to, explosions, fires, mechanical failure, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights-of-way and could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or polluting the environment, as well as curtailment or suspension of operations at the affected facility. Targa maintains, on behalf of itself and us and our subsidiaries, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles that we consider reasonable and not excessive given the current insurance market environment. The costs associated with these insurance coverages increased significantly following Hurricanes Katrina and Rita in 2005. Insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that were obtained prior to those hurricanes. Insurance market conditions worsened again as a result of industry losses including those sustained from Hurricanes Gustav and Ike in September 2008, and as a result of volatile conditions in the financial markets. As a result, in 2009, we experienced further increases in deductibles and premiums and further reductions in coverage and limits. During 2010, we saw the insurance market conditions improve slightly.

The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. While we currently maintain levels and types of insurance that we believe to be prudent under current insurance industry market conditions, our inability to secure these levels and types of insurance in the future could negatively impact our business operations and financial stability, particularly if an uninsured loss were to occur. No assurance can be given that we will be able to maintain these levels of insurance in the future at rates considered commercially reasonable, particularly named windstorm coverage and contingent business interruption coverage for our onshore operations.

Significant Customers

The following table lists the percentage of our consolidated sales and consolidated product purchases with our significant customers and suppliers:

	2010	2009	2008
% of consolidated revenues
Chevron Phillips Chemical Company LLC	10%	15%	19%

% of consolidated product purchases
Louis Dreyfus Energy Services L.P.	10%	11%	9%

No other customer or supplier accounted for more than 10% of our consolidated revenues or consolidated product purchases during these periods.

We have agreements with Chevron Phillips Chemical Company LLC (“CPC”), a separate joint venture affiliate of Chevron, pursuant to which we supply a significant portion of CPC’s NGL feedstock needs for petrochemical plants in the Texas Gulf Coast area and a related services agreement, pursuant to which we provide storage and logistical services to CPC for feedstocks and products produced from the petrochemical plants. The services contract was renegotiated in 2008 with key components having a 10 year term. In September 2009, CPC executed contracts to replace the previously terminated agreement with a new feedstock and storage agreement effective for a term of 5 years, which will renew annually following the end of the five year term unless terminated by either party. We believe that we are well positioned to retain CPC as a customer based on our long-standing history of customer service, the criticality of the service provided, the integrated nature of facilities and the difficulty and high cost associated with replicating our assets. In addition to these two agreements, we have fractionation agreements in place with CPC for Y-grade streams and butanes.

Competition

We face strong competition in acquiring new natural gas supplies. Competition for natural gas supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, reliability and access to end-use markets or liquid marketing hubs. Competitors to our gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. Our major competitors for natural gas supplies in our current operating regions include Atlas Gas Pipeline Company, Copano Energy, L.L.C. (“Copano”), WTG Gas Processing, L.P. (“WTG”), DCP Midstream Partners LP (“DCP”), Devon Energy Corp (“Devon”), Enbridge Inc., GulfSouth Pipeline Company, LP, Hanlon Gas Processing, Ltd., J W Operating Company, Louisiana Intrastate Gas and several other interstate pipeline companies. Many of our competitors have greater financial resources than we possess.

We also compete for NGL products to market through our NGL Logistics and Marketing division. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, including Enterprise Products Partners L.P., DCP, ONEOK and BP p.l.c.

Additionally, we face competition for mixed NGLs supplies at our fractionation facilities. Our competitors include large oil, natural gas and petrochemical companies. The fractionators in which we own an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located at Mont Belvieu. Among the primary competitors are Enterprise Products Partners L.P. and ONEOK, Inc. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The Mont Belvieu fractionators also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. Our other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. Our customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using our services.

Regulation of Operations

Regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.

Regulation of Interstate Natural Gas Pipelines

The VGS is regulated by FERC under the Natural Gas Act of 1938 (“NGA”), and the Natural Gas Policy Act of 1978 (“NGPA”). VGS operates under a FERC approved, open-access tariff that establishes rates and terms and conditions under which the system provides services to its customers. Pursuant to FERC’s jurisdiction, existing pipeline rates and/or terms and conditions of service may be challenged by customer complaint or by FERC and proposed rate changes or changes in the terms and conditions of service may be challenged by protest. Generally, FERC’s authority extends to: transportation of natural gas; rates and charges for natural gas transportation; certification and construction of new facilities; extension or abandonment of services and facilities; maintenance of accounts and records; commercial relationships and communications  between pipelines and certain affiliates; terms and conditions of service and service contracts with customers; depreciation and amortization policies; and acquisition and disposition of facilities.

VGS holds a certificate of public convenience and necessity issued by FERC permitting the construction, ownership, and operation of its interstate natural gas pipeline facilities and the provision of transportation services. This certificate authorization requires VGS to provide on a nondiscriminatory basis open-access services to all customers who qualify under its FERC gas tariff. FERC has the power to prescribe the accounting treatment of items for regulatory purposes. Thus, the books and records of VGS may be periodically audited by FERC.

The maximum recourse rates that may be charged by VGS for its services are established through FERC’s ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of service including recovery of and a return on the pipeline’s investment. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughput and contractual capacity commitment assumptions. VGS is permitted to discount its firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not “unduly discriminate.” The applicable recourse rates and terms and conditions for service are set forth in each pipeline’s FERC approved tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability.

Gathering Pipeline Regulation

Our natural gas gathering operations are typically subject to ratable take and common purchaser statutes in the states in which we operate. The common purchaser statutes generally require gathering pipelines to purchase or take without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another or one source of supply over another. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom it contracts to gather natural gas. The states in which we operate have adopted   complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. The rates we charge for gathering are deemed just and reasonable unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal penalties.

Section 1(b) of the NGA, exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC regulated transmission services and federally unregulated gathering services is the subject of substantial, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Intrastate Pipeline Regulation

Though our natural gas intrastate pipelines are not subject to regulation by FERC as natural gas companies under the NGA, our intrastate pipelines may be subject to certain FERC-imposed daily scheduled flow and capacity posting requirements depending on the volume of flows in a given period and the design capacity of the pipelines’ receipt and delivery meters. See “—Other Federal Laws and Regulation Affecting Our Industry—FERC Market Transparency Rules.”

Our intrastate pipelines located in Texas are regulated by the RRC. Our Texas intrastate pipeline, Targa Intrastate Pipeline LLC (“Targa Intrastate”), owns the intrastate pipeline that transports natural gas from our Shackelford processing plant to an interconnect with Atmos Pipeline-Texas that in turn delivers gas to the West Texas Utilities Company’s Paint Creek Power Station. Targa Intrastate also owns a 1.65 mile, 10 inch diameter intrastate pipeline that transports natural gas from a third-party gathering system into the Chico system in Denton County, Texas. Targa Intrastate is a gas utility subject to regulation by the RRC and has a tariff on file with such agency. We note that the RRC is subject to a sunset condition.  If the Texas Legislature does not take action to continue the RRC, the RRC will be abolished effective September 1, 2011, and will begin a one-year wind-down process.  The Sunset Advisory Commission has recommended certain organizational changes be made to the RRC.  We cannot tell what, if any, changes will be made to the RRC as a result of the pending regular session or any called sessions of the Texas Legislature in 2011, but we do not believe that any such changes would affect our business in a way that would be materially different from the way such changes would affect our competitors

Our Louisiana intrastate pipeline, Targa Louisiana Intrastate LLC (“TLI”) owns an approximately 60-mile intrastate pipeline system that receives all of the natural gas it transports within or at the boundary of the State of Louisiana. Because all such gas ultimately is consumed within Louisiana, and since the pipeline’s rates and terms of service are subject to regulation by the Office of Conservation of the Louisiana Department of Natural Resources (“DNR”), the pipeline qualifies as a Hinshaw pipeline under Section 1(c) of the NGA and thus is exempt from full FERC regulation.

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

Regulation of NGL intrastate pipelines

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis fractionators in Lake Charles, Louisiana, where the mixed NGLs streams are fractionated into various products. We deliver such refined products (ethane, propane, butanes and natural gasoline) out of our fractionator to and from Targa-owned storage, to other third-party facilities and to various third-party pipelines in Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR, but are regulated by United States Department of Transportation (“DOT”) safety regulations.

Natural Gas Processing

Our natural gas gathering and processing operations are not presently subject to FERC regulation.  However, starting in May 2009 we were required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulation Affecting Our Industry—FERC Market Transparency Rules.” There can be no assurance that our processing operations will continue to be exempt from other FERC regulation in the future.

Availability, Terms and Cost of Pipeline Transportation

Our processing facilities and marketing of natural gas and NGLs are affected by the availability, terms and cost of pipeline transportation. The price and terms of access to pipeline transportation can be subject to extensive federal and, if a complaint is filed, state regulation. FERC is continually proposing and implementing new rules and regulations affecting the interstate transportation of natural gas, and to a lesser extent, the interstate transportation of NGLs. These initiatives also may indirectly affect the intrastate transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of these regulatory changes to our processing operations and our natural gas and NGL marketing operations. We do not believe that we would be affected by any such FERC action materially differently than other natural gas processors and natural gas and NGL marketers with whom we compete. The ability of our processing facilities and pipelines to deliver natural gas into third-party natural gas pipeline facilities is directly impacted by the gas quality specifications required by those pipelines. In 2006, FERC issued a policy statement on provisions governing gas quality and interchangeability in the tariffs of interstate gas pipeline companies and a separate order declining to set generic prescriptive national standards. FERC strongly encouraged all natural gas pipelines subject to its jurisdiction to adopt, as needed, gas quality and interchangeability standards in their FERC gas tariffs modeled on the interim guidelines issued by a group of industry representatives, headed by the Natural Gas Council (“NGC+ Work Group”), or to explain how and why their tariff provisions differ. We do not believe that the adoption of the NGC+ Work Group’s gas quality interim guidelines by a pipeline that either directly or indirectly interconnects with our facilities would materially affect our operations. We have no way to predict, however, whether FERC will approve of gas quality specifications that materially differ from the NGC+ Work Group’s interim guidelines for such an interconnecting pipeline.

Sales of Natural Gas and NGLs

The price at which we buy and sell natural gas and NGLs is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. See “—Other Federal Laws and Regulation Affecting Our Industry—Energy Policy Act of 2005.” Starting May 1, 2009, we were required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulation Affecting Our Industry—FERC Market Transparency Rules.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

Other State and Local Regulation of Operations

Our business activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies pursuant thereto, governing a wide variety of matters, including marketing, production, pricing, community right-to-know, protection of the environment, safety and other matters. For additional information regarding the potential impact of federal, state or local regulatory measures on our, see “Risk Factors—Risks Related to Our Business.”

Interstate Common Carrier Liquids Pipeline Regulation

As part of the Downstream Business acquired from Targa on September 24, 2009, we acquired Targa NGL Pipeline Company LLC (“Targa NGL”).  Targa NGL is an interstate NGL common carrier subject to regulation by FERC under the ICA. Targa NGL owns a twelve inch diameter pipeline that runs between Lake Charles, Louisiana and Mont Belvieu, Texas. This pipeline can move mixed NGLs and purity NGL products. Targa NGL also owns an eight inch diameter pipeline and a 20 inch diameter pipeline, each of which run between Mont Belvieu, Texas and Galena Park, Texas. The eight inch and the 20 inch pipelines are part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign import and export customers. The ICA requires that we maintain tariffs on file with FERC for each of these pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. All shippers on this pipeline are our subsidiaries.

Other Federal Laws and Regulation Affecting Our Industry

Energy Policy Act of 2005 (“EPA Act of 2005”)

The EPA Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPA Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EPA Act of 2005 provides FERC with the power to assess civil penalties of up to $1 million per day for violations of the NGA and $1 million per violation per day for violations of the NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce, including VGS. In 2006, FERC issued Order 670 to implement the anti-market manipulation provision of EPA Act of 2005. Order 670 makes it unlawful to: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit any statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. Order 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order 704), the daily schedule flow and capacity posting requirements under Order 720, and the quarterly reporting requirement under Order 735. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

FERC Standards of Conduct for Transmission Providers

On October 16, 2008, FERC issued new standards of conduct for transmission providers (Order 717) to regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates based on an employee separation approach. A “Transmission Provider” includes an interstate natural gas pipeline that provides open access transportation pursuant to FERC’s regulations. Under these rules, a Transmission Provider’s transmission function employees (including the transmission function employees of any of its affiliates) must function independently from the Transmission Provider’s marketing function employees (including the marketing function employees of any of its affiliates). FERC clarified on October 15, 2009 in a rehearing order, Order 717-A, however, that if a Hinshaw pipeline affiliated with a Transmission Provider engages in off-system sales of gas that has been transported on the Transmission Provider’s affiliated pipeline, then the Transmission Provider and the Hinshaw pipeline (which is engaging in marketing functions) will be required to observe the Standards of Conduct by, among other things, having the marketing function employees function independently from the transmission function employees. Our only Hinshaw pipeline, TLI, does not engage in any off-system sales of gas that have been transported on an affiliated Transmission Provider, and we do not believe that our operations will be affected by the new standards of conduct. FERC further clarified Order 717-A in a rehearing order, Order 717-B, on November 16, 2009 and in Order 717-C, on April 16, 2010. However, Orders 717-B and 717-C did not substantively alter the rules promulgated under Orders 717 and 717-A. Requests for rehearing of Order 717-C have been filed and are currently pending before FERC. Our only Transmission Provider, VGS, does not engage in any transactions with marketing affiliates, and we do not believe that our operations will be affected by the new standards of conduct. We have no way to predict with certainty whether and to what extent FERC will revise the new standards of conduct in response to those requests for rehearing.

FERC Market Transparency Rules

In 2007, FERC issued Order 704, whereby wholesale buyers and sellers of more than 2.2 BBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers, are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704 as clarified in orders on clarification and rehearing.

On November 20, 2008, FERC issued a final rule on daily scheduled flows and capacity posting requirements (Order 720). Under Order 720, as clarified in orders on clarification and rehearing certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three calendar years, are required to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu/d and interstate pipelines are required to post information regarding the provision of no-notice service. The Partnership takes the position that, at this time, all of its entities are exempt from this rule as currently written.

On May 20, 2010, the FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and “Hinshaw” pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on FERC’s website, and that such quarterly reports may not contain information redacted as privileged. The FERC promulgated this Rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and the FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 also extends the Commission’s periodic review of the rates charged by the subject pipelines from three years to five years. Order No. 735 becomes effective on April 1, 2011. On December 16, 2010, the Commission issued Order No. 735-A.  In Order No. 735-A, the Commission generally reaffirmed Order No. 735 requiring section 311 and Hinshaw pipelines to report on a quarterly basis storage and transportation transactions containing specific information for each transaction, aggregated by contract.  Order No. 735-A did grant rehearing of three requests, including removing the requirement that the quarterly reports include the contract end-date for interruptible transactions, eliminating the increased per-customer revenue reporting requirements, and extending the deadline for submitting the quarterly reports from 30 days to 60 days following the quarter end date.  As currently written, this rule does not apply to the Partnership’s Hinshaw pipelines. We will continue to monitor developments with respect to this rulemaking.

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

Environmental, Health and Safety Matters

General

Our operations are subject to stringent and complex federal, state and local laws and regulations pertaining to health, safety and the environment. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations may, among other things, require the acquisition of various permits to conduct regulated activities, require the installation of pollution control equipment or otherwise restrict the way we can handle or dispose of our wastes; limit or prohibit construction activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; impose specific health and safety criteria addressing worker protection, require investigatory and remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and enjoin some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations. Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations and the issuance of injunctions limiting or prohibiting our activities.

We have implemented programs and policies designed to keep our pipelines, plants and other facilities in compliance with existing environmental laws and regulations. The clear trend in environmental regulation, however, is to place more restrictions and limitations on activities that may affect the environment and thus, any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that the current conditions will continue in the future.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that are regulated as “hazardous substances” under CERCLA or similar state statutes and, as a result, may be jointly and severally liable under CERCLA or such statutes for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes such as paint wastes, waste solvents and waste compressor oils that are regulated as hazardous wastes. Certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations. However, it is possible that future changes in law or regulation could result in these wastes, including wastes currently generated during our operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses as well as those of the oil and gas industry in general.

We currently own or lease and have in the past owned or leased properties that for many years have been used for midstream natural gas and NGL activities. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) and to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.

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

Climate Change

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of Green House Gasses (“GHGs”). In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to proceed with the adoption and implementation of regulations restricting emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA already has adopted two sets of regulations regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities, effective January 2, 2011. In June 2010, EPA published its final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The final rule tailors the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing or requiring state environmental agencies to implement the rules. Moreover, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., on an annual basis beginning in 2011 for emissions occurring in 2010. On November 8, 2010, the EPA adopted amendments to this GHG reporting rule, expanding the monitoring and reporting obligations to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of greenhouse gases, or could adversely affect demand for our natural gas and NGL processing services.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have in adverse effect on our assets and operations.

Water Discharges

The Federal Water Pollution Control Act, as amended (“Clean Water Act” or “CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the U.S. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff. The CWA and analogous state laws can impose substantial civil and criminal penalties for non-compliance including spills and other nonauthorized discharges.

It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production.  The process is typically regulated by state oil and gas commissions.  However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s (“SDWA”) Underground Injection Control Program.  While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.  At the same time, the EPA has commenced a study of the potential adverse impact of hydraulic fracturing activities, with results of the study expected to be available in late 2012, and a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices.  Also, legislation was introduced in the recently completed session of Congress to amend the SDWA to subject hydraulic fracturing operations to regulation under the Act and to require the disclosure of chemicals used by the oil and natural gas industry, and such legislation could be introduced in the current session of Congress.  Moreover, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Adoption of legislation or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operation by decreasing the volumes of natural gas that it gathers, processes and fractionates.

The Oil Pollution Act of 1990, as amended (“OPA”), which amends the CWA, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under OPA includes owners and operators of onshore facilities, such as our plants, and our pipelines. Under OPA, owners and operators of facilities that handle, store, or transport oil are required to develop and implement oil spill response plans, and establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible. We believe that we are in substantial compliance with the CWA, SDWA, OPA and analogous state laws.

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

Pipeline Safety

The pipelines used by us to transport natural gas and transport NGLs are subject to regulation by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGL pipeline facilities. Pursuant to these acts, the DOT has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Where applicable, the NGPSA and HLPSA require any entity that owns or operates pipeline facilities to comply with the regulations under these acts, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with applicable NGPSA and HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs.

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

In addition, states have adopted regulations, similar to existing DOT regulations, for intrastate gathering and transmission lines. Texas and Louisiana have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. We currently estimate an annual average cost of $2.2 million for years 2011 through 2013 to perform necessary integrity management program testing on our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. However, we do not expect that any such costs would be material to our financial condition or results of operations.

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

Title to Properties and Rights-of-Way

Our real property falls into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located is held by us pursuant to ground leases between us, as lessee, and the fee owner of the lands, as lessors. We and our predecessors have leased these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or lease; and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

Targa may continue to hold record title to portions of certain assets until we make the appropriate filings in the jurisdictions in which such assets are located and obtain any consents and approvals that are not obtained prior to transfer. Such consents and approvals would include those required by federal and state agencies or political subdivisions. In some cases, Targa may, where required consents or approvals have not been obtained, temporarily hold record title to property as nominee for our benefit and in other cases may, on the basis of expense and difficulty associated with the conveyance of title, cause Targa to retain title, as nominee for our benefit, until a future date. We anticipate that there will be no material change in the tax treatment of our common units resulting from the holding by Targa of title to any part of such assets subject to future conveyance or as our nominee.

Employees

We do not have any employees. To carry out our operations, Targa employs 1020 people who support primarily our operations. None of those employees are covered by collective bargaining agreements. Targa considers its employee relations to be good.

Financial Information by Reportable Segment

See “Segment Information” included under Note 20 to our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for a presentation of financial results by reportable segment and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Partnership – By Segment” for a discussion of our financial results by segment.

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

Item 1A. Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. The nature of our business activities subjects us to certain hazards and risks. You should consider carefully the following risk factors together with all of the other information contained in this report. If any of the following risks were actually to occur, then our business, financial condition, cash flows and results of operations could be materially adversely affected.

Risks Related to Our Business

We have a substantial amount of indebtedness which may adversely affect our financial position.

We have a substantial amount of indebtedness. As of December 31, 2010, we had approximately $765.3 million of borrowings outstanding under our senior secured credit facility, approximately $101.3 million of letters of credit outstanding and approximately $233.4 million of additional borrowing capacity under our senior secured credit facility. Our $1.1 billion senior secured revolving credit facility allows us to request increases up to an additional $300.0 million. For the year ended December 31, 2010 2009, and 2008 our consolidated interest expense was $110.9 million, $159.8 million, and 156.1 million.

This substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of indebtedness. This substantial indebtedness, combined with our lease and other financial obligations and contractual commitments, could have other important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
satisfying our obligations with respect to indebtedness may be more difficult and any failure to comply with the obligations of any debt instruments could result in an event of default under the agreements governing such indebtedness;

•	we will need a portion of cash flow to make interest payments on debt, reducing the funds that would otherwise be available for operations and future business opportunities;

•	our debt level will make us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit flexibility in planning for, or responding to, changing business and economic conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital and that may adversely affect our ability to make cash distributions. We may not be able to affect any of these actions on satisfactory terms, or at all.

Increases in interest rates could adversely affect our business.

We have significant exposure to increases in interest rates. As of December 31, 2010, our total indebtedness was $1,445.4 million, of which $680.1 million was at fixed interest rates and $765.3 million was at variable interest rates. After giving effect to interest rate swaps with a notional amount of $300 million, a one percentage point increase in the interest rate on our variable interest rate debt would have increased our consolidated annual interest expense by approximately $4.7 million. As a result of this significant amount of variable interest rate debt, our financial condition could be adversely affected by significant increases in interest rates.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could increase the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. As of December 31, 2010, we had approximately $765.3 million of borrowings outstanding under our senior secured credit facility, approximately, $101.3 million of letters of credit outstanding and approximately $233.4 million of additional borrowing capacity. We may be able to incur an additional $300 million of debt under our senior secured credit facility if we request and are able to obtain commitments for the additional $300 million available under our senior secured credit facility. Although our senior secured credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

The terms of our senior secured credit facility and indentures may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The credit agreement governing our senior secured credit facility and the indentures governing our senior notes (other than our 11¼% senior notes due 2017) contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. These agreements include covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on our equity securities or redeem, repurchase or retire our equity securities or subordinated indebtedness;

•	make investments;

•	create restrictions on the payment of distributions to our equity holders;

•	engage in transactions with our affiliates;

•	sell assets, including equity securities of our subsidiaries;

•	consolidate or merge;

•	incur liens;

•	prepay, redeem and repurchase certain debt, other than loans under the senior secured credit facility;

•	make certain acquisitions;

•	transfer assets;

•	enter into sale and lease back transactions;

•	make capital expenditures;

•	amend debt and other material agreements; and

•	change business activities conducted by us.

In addition, our senior secured credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

A breach of any of these covenants could result in an event of default under our senior secured credit facility and indentures, as applicable. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under our senior secured credit facility, the lenders under senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facility. If our indebtedness under our senior secured credit facility or indentures is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our cash flow is affected by supply and demand for natural gas and NGL products and by natural gas and NGL prices, and decreases in these prices could adversely affect our results of operations and financial condition.

Our operations can be affected by the level of natural gas and NGL prices and the relationship between these prices. The prices of oil, natural gas and NGLs have been historically volatile, and we expect this volatility to continue. Our future cash flow may be materially adversely affected if we experience significant, prolonged pricing deterioration. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of seasonality and weather;

•	general economic conditions and economic conditions impacting our primary markets;

•	the economic conditions of our customers;

•	the level of domestic crude oil and natural gas production and consumption;

•	the availability of imported natural gas, liquefied natural gas, NGLs and crude oil;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems and storage for residue natural gas and NGLs;

•	the availability and marketing of competitive fuels and/or feedstocks;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. For the year ended December 31, 2010 and 2009, our percent-of-proceeds arrangements accounted for approximately 37% and 48% of our gathered natural gas volume. Under these arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities.  In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas, NGLs and crude oil fluctuates. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

Because of the natural decline in production in our operating regions and in other regions from which we source NGL supplies, our long-term success depends on our ability to obtain new sources of supplies of natural gas and NGLs, which depends on certain factors beyond our control. Any decrease in supplies of natural gas or NGLs could adversely affect our business and operating results.

Our gathering systems are connected to oil and natural gas wells from which production will naturally decline over time, which means that our cash flows associated with these sources of natural gas will likely also decline over time. Our logistics assets are similarly impacted by declines in NGL supplies in the regions in which we operate as well as other regions from which we source NGLs. To maintain or increase throughput levels on our gathering systems and the utilization rate at our processing plants and our treating and fractionation facilities, we must continually obtain new natural gas and NGL supplies. A material decrease in natural gas production from producing areas on which we rely, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of natural gas that we process and NGL products delivered to our fractionation facilities. Our ability to obtain additional sources of natural gas and NGLs depends, in part, on the level of successful drilling and production activity near our gathering systems and, in part, on the level of successful drilling and production in other areas from which we source NGL supplies. We have no control over the level of such activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, availability of drilling rigs, other production and development costs and the availability and cost of capital.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as oil and natural gas prices decrease. Prices of oil and natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our gathering, treating, processing and fractionation assets.

If we do not make acquisitions on economically acceptable terms or efficiently and effectively integrate the acquired assets with our asset base, our future growth will be limited.

Our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in cash generated from operations per unit. We are unable to acquire additional businesses from Targa in order to grow because Targa’s only asset is its interest in us. As a result, we will need to focus on third-party acquisitions and organic growth. If we are unable to make these accretive acquisitions because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited.

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

If these risks materialize, the acquired assets may inhibit our growth, fail to deliver expected benefits and add further unexpected costs. Challenges may arise whenever businesses with different operations or management are combined and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operations may change significantly and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of energy assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our operations and cash flows available for distribution to our unit holders.

Acquisitions may significantly increase our size and diversify the geographic areas in which we operate. We may not achieve the desired affect from any future acquisitions.

Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction may occur over an extended period of time and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

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

In addition, we are experiencing increased competition for the types of assets we contemplates purchasing. Weak economic conditions and competition for asset purchases could limit our ability to fully execute our growth strategy.

Demand for propane is seasonal and requires increases in inventory to meet seasonal demand.

Weather conditions have a significant impact on the demand for propane because end-users depend on propane principally for heating purposes. Warmer-than-normal temperatures in one or more regions in which we operate can significantly decrease the total volume of propane we sell. Lack of consumer demand for propane may also adversely affect the retailers we transact within our wholesale propane marketing operations, exposing us to their inability to satisfy their contractual obligations to us.

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

We have entered into derivative transactions related to only a portion of our equity volumes. As a result, we will continue to have direct commodity price risk to the unhedged portion. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity. The percentages of our expected equity volumes that are covered by our hedges decrease over time. To the extent we hedge our commodity price risk, we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. The derivative instruments we utilize for these hedges are based on posted market prices, which may be higher or lower than the actual natural gas, NGLs and condensate prices that we realize in our operations. These pricing differentials may be substantial and could materially impact the prices we ultimately realize.  In addition, current market and economic conditions may adversely affect our hedge counterparties’ ability to meet their obligations. Given the current volatility in the financial and commodity markets, we may experience defaults by our hedge counterparties in the future. As a result of these and other factors, our hedging activities may not be as effective as we intend in reducing the variability of our cash flows, and in certain circumstances may actually increase the variability of our cash flows. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

If third-party pipelines and other facilities interconnected to our natural gas pipelines and processing facilities become partially or fully unavailable to transport natural gas and NGLs, our revenues could be adversely affected.

We depend upon third-party pipelines, storage and other facilities that provide delivery options to and from our pipelines and processing facilities. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, our revenues could be adversely affected.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

We compete with similar enterprises in our respective areas of operation. Some of our competitors are large oil, natural gas and natural gas liquid companies that have greater financial resources and access to supplies of natural gas and NGLs than we do. Some of these competitors may expand or construct gathering, processing and transportation systems that would create additional competition for the services we provide to our customers. In addition, our customers who are significant producers of natural gas may develop their own gathering, processing and transportation systems in lieu of using ours. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, and financial condition.

We typically do not obtain independent evaluations of natural gas reserves dedicated to our gathering pipeline systems; therefore, volumes of natural gas on our systems in the future could be less than we anticipate.

We typically do not obtain independent evaluations of natural gas reserves connected to our gathering systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have independent estimates of total reserves dedicated to our gathering systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas transported on our gathering systems in the future could be less than we anticipate. A decline in the volumes of natural gas on our systems could have a material adverse effect on our business, results of operations and financial condition.

A reduction in demand for NGL products by the petrochemical, refining or other industries or by the fuel markets, or a significant increase in NGL product supply relative to this demand, could materially adversely affect our business, results of operations and financial condition.

The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications or other reasons, could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Also, increased supply of NGL products could reduce the value of NGLs handled by us and reduce the margins realized. Our NGL products and their demand are affected as follows:

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

Normal Butane. Normal butane is used in the production of isobutane, as a refined product blending component, as a fuel gas either alone or in a mixture with propane, and in the production of ethylene and propylene.  Changes in the composition of refined products resulting from governmental regulation, changes in feedstocks, products and economics, demand for heating fuel and for ethylene and propylene could adversely affect demand for normal butane.

Isobutane. Isobutane is predominantly used in refineries to produce alkylates to enhance octane levels. Accordingly, any action that reduces demand for motor gasoline or demand for isobutane to produce alkylates for octane enhancement might reduce demand for isobutane.

Natural Gasoline. Natural gasoline is used as a blending component for certain refined products and as a feedstock used in the production of ethylene and propylene. Changes in the mandated composition of motor gasoline resulting from governmental regulation, and in demand for ethylene and propylene, could adversely affect demand for natural gasoline.

NGLs and products produced from NGLs also compete with products from global markets. Any reduced demand or increased supply for ethane, propane, normal butane, isobutane or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which would negatively impact our results of operations and financial condition.

We have significant relationships with Chevron Phillips Chemical Company LLC as a customer for our marketing and refinery services. In some cases, these agreements are subject to renegotiation and termination rights.

For the years ended December 31, 2010, and 2009, approximately 10% and 15% of our consolidated revenues were derived from transactions with CPC. Under many of our CPC contracts where we purchase or market NGLs on CPC’s behalf, CPC may elect to terminate the contracts or renegotiate the price terms. To the extent CPC reduces the volumes of NGLs that it purchases from us or reduces the volumes of NGLs that we market on their behalf, or to the extent the economic terms of such contracts are changed, our revenues and cash available for debt service could decline.

The tax treatment of us depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or us becomes subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders, including Targa, would be substantially reduced.

Targa currently own an approximate 13.7% limited partner interest, a 2% general partner interest and the IDRs in the Partnership. The anticipated after-tax economic benefit of Targa’s investment in us depends largely on us being treated as a partnership for federal income tax purposes. In order to maintain our status as a partnership for United States federal income tax purposes, 90 percent or more of the gross income of the Partnership for every taxable year must be “qualifying income” under section 7704 of the Internal Revenue Code of 1986, as amended. We have not requested and do not plan to request a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible, under certain circumstances for an entity such as us to be treated as a corporation for federal income tax purposes.

Although we do not believe based upon our current operations that we are so treated, a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to federal income taxation as an entity. If we were treated as a corporation for federal income tax purposes, it would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders, including Targa, would generally be taxed again as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders, including Targa. If such tax was imposed upon us as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, including Targa, and would likely cause a substantial reduction in the value of Targa’s investment in us.

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

In order to maintain our status as a partnership for United States federal income tax purposes, 90 percent or more of our gross income for every taxable year must be “qualifying income’ under section 7704 of the Internal Revenue Code of 1986, as amended. We have not requested and do not plan to request a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible, under certain circumstances for an entity such as us to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are to be treated as such, a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to federal income taxation as an entity.

In addition, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation for state or local income tax purposes. At the federal level, members of Congress have recently considered legislative changes that would affect the tax treatment of certain publicly traded partnerships. Although the considered legislation would not appear to have affected our treatment as a partnership, Targa is unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any similar tax on us by additional states would reduce the cash available for distribution to our unitholders, including Targa.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We do not own most of the land on which our pipelines and compression facilities are located, which could disrupt our operations.

We do not own most of the land on which our pipelines and compression facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere, and reduce our revenue.

We may be unable to cause our majority-owned joint ventures to take or not to take certain actions unless some or all of our joint venture participants agree.

We participate in several majority-owned joint ventures whose corporate governance structures require at least a majority in interest vote to authorize many basic activities and require a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, making distributions, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business, among others. Without the concurrence of joint venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not take certain actions, even though taking or preventing those actions may be in the best interest of us or the particular joint venture.

In addition, subject to certain conditions, any joint venture owner may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint owners. Any such transaction could result in us partnering with different or additional parties.

Weather may limit our ability to operate our business and could adversely affect our operating results.

The weather in the areas in which we operate can cause disruptions and in some cases suspension of our operations. For example, unseasonably wet weather, extended periods of below freezing weather or hurricanes may cause disruptions or suspensions of our operations, which could adversely affect our operating results.

Our business involves many hazards and operational risks, some of which may not be insured or fully covered by insurance. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial results could be adversely affected.

Our operations are subject to many hazards inherent in gathering, compressing, treating, processing and selling natural gas and the storing, fractionating, treating, transportation and selling NGLs, including:

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. For example, Hurricanes Katrina and Rita damaged gathering systems, processing facilities, NGL fractionators and pipelines along the Gulf Coast, including certain of our facilities. These hurricanes disrupted the operations of our customers in August and September 2005, which curtailed or suspended the operations of various energy companies with assets in the region. The Louisiana and Texas Gulf Coast was similarly impacted in September 2008 as a result of Hurricanes Gustav and Ike.  We are not fully insured against all risks inherent to our business. We are not insured against all environmental accidents that might occur which may include toxic tort claims, other than incidents considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike in September 2008. As a result, we experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverages unavailable at any cost.

We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT, through the PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $4.4 million between 2011 and 2012 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Unexpected volume changes due to production variability or to gathering, plant or pipeline system disruptions may increase our exposure to commodity price movements.

We sell processed natural gas to third parties at plant tailgates or at pipeline pooling points. Sales made to natural gas marketers and end-users may be interrupted by disruptions to volumes anywhere along the system. We attempt to balance sales with volumes supplied from processing operations, but unexpected volume variations due to production variability or to gathering, plant or pipeline system disruptions may expose us to volume imbalances which, in conjunction with movements in commodity prices, could materially impact our income from operations and cash flow.

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

Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons or wastes into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws include, for example, (1) the federal Clean Air Act and comparable state laws that impose obligations related to air emissions, (2) the Federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, (3) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA” or the “Superfund” law) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for recycling or disposal and (4) the Clean Water Act and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties or other sanctions, the imposition of remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or waste products into the environment.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For instance, since August 2009, the Texas Commission on Environmental Quality (“TCEQ”) has conducted a series of analyses of air emissions in the Barnett Shale area in response to reported concerns about high concentrations of benzene in the air near drilling sites and natural gas processing facilities. Partially in response to its investigation, the TCEQ has proposed new air permitting requirements for oil and gas facilities in the state, which will first become applicable to facilities located in the Barnett Shale area on April 1, 2011. These new requirements could require us to incur increased capital or operating costs.  Moreover, the agency's investigations could lead to additional, more stringent air permitting requirements, increased regulation, and possible enforcement actions against producers and midstream operators in the Barnett Shale area. We are also conducting our own evaluation of air emissions at certain of our facilities in the Barnett Shale area and, as necessary, plan to conduct corrective actions at such facilities. Additionally, environmental groups have advocated increased regulation and a moratorium on the issuance of drilling permits for new natural gas wells in the Barnett Shale area. The adoption of any laws, regulations or other legally enforceable mandates that result in more stringent air emission limitations or that restrict or prohibit the drilling of new natural gas wells for any extended period of time could increase our operating and compliance costs as well as reduce the rate of production of natural gas operators with whom we have a business relationship, which could have a material adverse effect on our results of operations and cash flows.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and fractionate.

Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production.  The process is typically regulated by state oil and gas commissions.  However, the U.S. Environmental Protection Agency (“EPA”) recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s (“SDWA”) Underground Injection Control Program.  While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.  At the same time, the EPA has commenced a study of the potential adverse impact of hydraulic fracturing activities, with results of the study expected to be available in late 2012, and a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices.  Also, legislation was introduced in the recently completed session of Congress to amend the SDWA to subject hydraulic fracturing operations to regulation under the Act and to require the disclosure of chemicals used by the oil and natural gas industry, and such legislation could be introduced in the current session of Congress.  Moreover, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  Adoption of legislation or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas that it gathers, processes and fractionates.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Venice Gathering System, L.L.C. (“VGS”) is a wholly owned subsidiary of VESCO engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of FERC under the NGA. VGS owns and operates a natural gas gathering system extending from South Timbalier Block 135 to an onshore interconnection to a natural gas processing plant owned by VESCO. With the exception of our interest in VGS, our operations are generally exempt from FERC regulation under the NGA, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses. The NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. In addition, the courts have determined that certain pipelines that would otherwise be subject to the ICA are exempt from regulation by FERC under the ICA as proprietary lines. The classification of a line as a proprietary line is a fact-based determination subject to FERC and court review. Accordingly, the classification and regulation of some of our gathering facilities and transportation pipelines may be subject to change based on future determinations by FERC, the courts, or Congress.

While our natural gas gathering operations are generally exempt from FERC regulation under the NGA, our gas gathering operations may be subject to certain FERC reporting and posting requirements in a given year. FERC has issued a final rule (as amended by orders on rehearing and clarification), Order 704, requiring certain participants in the natural gas market, including intrastate pipelines, natural gas gatherers, natural gas marketers and natural gas processors, that engage in a minimum level of natural gas sales or purchases to submit annual reports regarding those transactions to FERC.  It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting.

In addition, FERC has issued a final rule, (as amended by orders on rehearing and clarification), Order 720, requiring major non-interstate pipelines, defined as certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtus of gas over the previous three calendar years, to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has design capacity equal to or greater than 15,000 MMBtu/d and requiring interstate pipelines to post information regarding the provision of no-notice service. We take the position that at this time we and our subsidiaries are exempt from this rule.  A petition for review of Order 720 is currently pending before the Court of Appeals for the Fifth Circuit, and we have no way to predict with certainty whether and to what extent Order 720 will be modified in response to the petition for review.

In addition, FERC recently issued an order extending certain of the open-access requirements including the prohibition on buy/sell arrangements and shipper-must-have-title provisions to include Hinshaw pipelines to the extent such pipelines provide interstate service. However, FERC issued a Notice of Inquiry on October 21, 2010, effectively suspending the recent ruling and requesting comments on whether and how holders of firm capacity on Section 311 and Hinshaw pipelines should be permitted to allow others to make use of their firm interstate capacity, including to what extent buy/sell transactions should be permitted.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of our natural gas regulatory activities, including, for example, our policies on open access transportation, gas quality, ratemaking, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to transportation capacity. For more information regarding the regulation of Targa’s operations, see “Item 1. Business—Regulation of Operations.”

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Domenici-Barton Energy Policy Act of 2005 (“EP Act 2005”), which is applicable to VGS, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability. For more information regarding regulation of Targa’s operations, see “Item 1. Business—Regulation of Operations.”

The adoption of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  The EPA recently adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.  The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the natural gas and NGLs we process or fractionate.  Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010, and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. However, it is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Our interstate common carrier liquids pipeline is regulated by the Federal Energy Regulatory Commission.

Targa NGL Pipeline Company LLC (“Targa NGL”), one of our subsidiaries, is an interstate NGL common carrier subject to regulation by FERC under the ICA. Targa NGL owns a twelve inch diameter pipeline that runs between Lake Charles, Louisiana and Mont Belvieu, Texas. This pipeline can move mixed NGL and purity NGL products. Targa NGL also owns an 8 inch diameter pipeline and a 20 inch diameter pipeline each of which run between Mont Belvieu, Texas and Galena Park, Texas. The 8 inch and the 20 inch pipelines are part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign import and export customers. The Interstate Commerce Act (“ICA”) requires that we maintain tariffs on file with FERC for each of these pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory.  All shippers on these pipelines are our subsidiaries.

Recent events in the Gulf of Mexico may adversely affect our operations.

On April 20, 2010, the Transocean Deepwater Horizon drilling rig exploded and subsequently sank 130 miles south of New Orleans, Louisiana, and the resulting release of crude oil into the Gulf of Mexico was declared a Spill of National Significance by the United States Department of Homeland Security. We cannot predict with any certainty the impact of this oil spill, the extent of cleanup activities associated with this spill, or possible changes in laws or regulations that may be enacted in response to this spill, but this event and its aftermath could adversely affect our operations. It is possible that the direct results of the spill and clean-up efforts could interrupt certain offshore production processed by our facilities. Furthermore, additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current or future volumes being gathered or processed by our facilities, and may potentially reduce volumes in our Downstream logistics and marketing business.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on our industry in general and on us in particular is not known at this time. However, resulting regulatory requirements and/or related business decisions associated with security are likely to increase our costs.

Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for our products, and the possibility that infrastructure facilities could be direct targets, or indirect casualties, of an act of terror.

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

Because distributions on the common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of our general partner. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

In order to make cash distributions at our current distribution rate of $0.5475 per common unit per complete quarter or $2.19 per unit per year, we will require available cash of approximately $53.5 million per quarter or $213.8 million per year, based on common units outstanding as of February 1, 2011. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	our ability to make borrowings under our credit facility to pay distributions;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	general and administrative expenses, including expenses we incur as a result of being a public company;

•	restrictions on distributions contained in our debt agreements;

•	the amount of cash reserves established by our general partner for the proper conduct of our business; and

•	distribution support from Targa as a result of the Downstream Business transaction.

Targa controls our general partner, which has sole responsibility for conducting our business and managing our operations. Targa has conflicts of interest with us and may favor its own interests to your detriment.

Targa owns and controls our general partner. Some of our general partner’s directors and some of its executive officers, are directors or officers of Targa. Therefore, conflicts of interest may arise between Targa, including our general partner, on the one hand and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests over the interests of our unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Targa to pursue a business strategy that favors us. Targa’s directors and officers have a fiduciary duty to make decisions in the best interests of the owners of Targa, which may be contrary to our interests; and

•	our general partner is allowed to take into account the interests of parties other than us, such as Targa or its owners, in resolving conflicts of interest.

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

The credit and business risk profiles of the general partner and its owners may be factors in credit evaluations of a master limited partnership. This is because the general partner can exercise significant influence over the business activities of us, including its cash distribution and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of the general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from us to service their indebtedness.

Targa, the owner of our general partner, is dependent on the cash distributions from its indirect general partner and limited partner equity interests in us to provide working capital. Any distributions by us to such entities will be made only after satisfying our then current obligations to our creditors. Our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of the entities that control our general partner were viewed as substantially lower or more risky than ours.

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

The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, Targa. Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•
permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires and it has no duty or obligation to give any consideration to any interest of or factors affecting, us;

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

Cost reimbursements due our general partner for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to you.

Pursuant to the Omnibus Agreement we entered into with Targa and our general partner, Targa receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify our general partner. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments on these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

We may issue additional units without unitholder approval, which would dilute existing ownership interests.

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

As of February 25, 2011 Targa and its affiliates beneficially held 12,015,911 common units. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2010, our general partner and its affiliates own approximately 17.1% of our aggregate outstanding common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in Louisiana and Texas as well as other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we  become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, legislation has been proposed in a prior session of Congress that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although such legislation would not have applied to us as proposed, it could be reintroduced and amended prior to enactment in a manner that does apply to us. We are unable to predict whether any such change or other proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to you.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among unitholders.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected and the cost of any contest will reduce our cash available for distribution to you.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you may be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability resulting from that income.

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

Investment in common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations and may result in audit adjustments to our unitholders’ tax returns. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders may receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 for the tax years in the technical termination occurs.

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

None.

Item 2. Properties

A description of our properties is contained in “Item 1. Business” of this Annual Report.

Our principal executive offices are located at 1000 Louisiana Street, Suite 4300, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings

On December 8, 2005, WTG filed suit in the 333rd District Court of Harris County, Texas against several defendants, including Targa and two other Targa entities and private equity funds affiliated with Warburg Pincus LLC, seeking damages from the defendants. The suit alleges that Targa and private equity funds affiliated with Warburg Pincus, along with ConocoPhillips Company (“ConocoPhillips”) and Morgan Stanley, tortiously interfered with (i) a contract WTG claims to have had to purchase SAOU from ConocoPhillips and (ii) prospective business relations of WTG. WTG claims the alleged interference resulted from Targa’s competition to purchase the ConocoPhillips’ assets and its successful acquisition of those assets in 2004. In October 2007, the District Court granted defendants’ motions for summary judgment on all of WTG’s claims. In February 2010, the 14th Court of Appeals affirmed the District Court’s final judgment in favor of defendants in its entirety. On January 14, 2011, the Texas Supreme Court denied WTG’s petition for review of the lower courts’ judgment and WTG filed a motion for rehearing with the Texas Supreme Court requesting the court reconsider its denial to review WTG’s appeal. Targa has agreed to indemnify us for any claim or liability arising out of the WTG suit.

Except as provided above, neither we nor Targa are a party to any other legal proceedings other than legal proceedings arising in the ordinary course of our business. We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. See “Item 1. Business — Regulation of Operations” and “Item 1. Business — Environmental, Health and Safety Matters.”

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units have been listed on the New York Stock Exchange (“NYSE”) since January 25, 2010 under the symbol “NGLS.” Previously, our common units were listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the same symbol. The following table sets forth the high and low sales prices of the common units, as reported by the NYSE/NASDAQ, as well as the amount of cash distributions declared for the period January 1, 2008 through December 31, 2010.

			Distribution per	Distribution per
Quarter Ended	High	Low	Common Unit	Subordinated Unit
December 31, 2010	$34.56	$27.88	$0.5475	$-
September 30, 2010	27.10	24.75	0.5375	-
June 30, 2010	27.87	20.45	0.5275	-
March 31, 2010	27.00	21.17	0.5175	-
December 31, 2009	25.33	17.19	0.5175	-
September 30, 2009	19.00	13.65	0.5175	-
June 30, 2009	14.98	8.61	0.5175	-
March 31, 2009	10.74	7.08	0.5175	0.5175

As of February 22, 2011, there were approximately 64 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. There is no established trading market for the 1,729,715 general partner units held only by our general partner.

Subsequent Events. On January 24, 2011, we completed a public offering of 8,000,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.3 million. Pursuant to the exercise of the underwriters’ overallotment option on February 3, 2011 we sold an additional 1,200,000 common units, providing net proceeds of $38.9 million. In addition, our general partner contributed $6.3 million for 187,755 general partner units to maintain a 2% interest in us.

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

Minimum Quarterly Distribution. We intend to make cash distributions to the holders of common units on a quarterly basis in an amount equal to at least the minimum quarterly distribution of $0.3375 per unit or $1.35 per unit on an annualized basis, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. The board of directors of our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to our unitholders, reserves to reduce debt or, as necessary, reserves to comply with the term of any of our agreements or obligations. We will be prohibited from making any distributions to unitholders if it would cause an event of default or an event of default exists, under our credit agreement or indentures.

As part of our acquisition of Targa’s Downstream Business, Targa agreed to provide distribution support to us in the form of a reduction in the reimbursement for general and administrative expense allocated to us if necessary (or make a payment to us, if needed) for a 1.0 times distribution coverage ratio, at the distribution level of $0.5175 per limited partner unit, subject to maximum support of $8 million in any quarter. The distribution support is in effect for the nine-quarter period beginning with the fourth quarter of 2009 and continuing through the fourth quarter of 2011. No distribution support has been required through the fourth quarter of 2010.

General Partner Interest. Our general partner is currently entitled to 2% of all quarterly distributions that we make prior to our liquidation. As of February 14, 2011 our general partner interest is represented by 1,729,499 general partner units. Our general partner has the right, but not the obligation, to contribute a proportional amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportional amount of capital to us to maintain its 2% general partner interest.

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

The historical distributions paid by us are shown in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions to our Unitholders.”

Recent Sales of Unregistered Equity Securities

None.

Repurchase of Equity by Targa Resources Partners LP

None.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of Targa Resources Partners LP. See “Basis of Presentation” included under Note 2 to our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for information regarding the retrospective adjustment of our financial information for the years 2006 through 2010 in conjunction with our acquisitions of entities under common control. The information contained herein should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” contained in this Annual Report.

The following table summarizes selected financial and operating data for the periods and as of the dates indicated:

	Targa Resources Partners LP
	Year Ended December 31,
	2010	2009	2008	2007	2006

	(In millions, except per unit amounts)
Statement of operations data:
Revenues (1)	$5,460.2	$4,503.8	$8,030.1	$7,285.3	$6,109.1
Income from operations	217.4	194.9	271.1	284.5	236.2
Net income (loss)	134.0	7.2	235.2	33.0	90.4
Net income (loss) attributable to Targa Resources Partners LP	109.1	(12.1)	202.1	4.3	64.4
Net income per limited partner unit -- basic and diluted	$0.92	$0.86	$1.83	$0.81
Balance sheet data (at year end):
Total assets	$3,186.4	$3,152.7	$3,348.6	$3,712.5	$3,302.7
Long-term allocated debt	-	151.8	141.8	-	-
Long-term affiliate debt	-	764.8	1,484.4	1,367.6	1,286.3
Long-term debt	1,445.4	908.4	696.8	626.3	-
Total equity	1,049.1	728.3	594.4	652.8	890.7
Other:
Distributions declared per unit	2.13	2.07	1.97	1.24	N/A

__________
(1)
Includes business interruption insurance proceeds of $13.3 million and $32.9 million for 2009 and 2008 recognized in periods prior to the conveyances of assets to us from Targa. These conveyances were accounted for under common control accounting. We received no business interruption proceeds in 2010 as these amounts were retained by Targa under the terms of applicable purchase and sale agreements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion in conjunction with our historical financial statements and notes included in Part IV of this Annual Report.

Overview

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed on October 26, 2006 by Targa Resources Corp. (“Targa” or “Parent”). Our common units are listed on the New York Stock Exchange under the symbol “NGLS.” In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

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

We acquired Targa’s ownership interests in the following assets, liabilities and operations on the dates indicated (collectively, the “dropdown transactions”):

•	February 2007 – North Texas System;

•	October 2007 – San Angelo (“SAOU”) and Louisiana (“LOU”);

•	September 2009 – Downstream Business;

•	April 2010 – Permian Business and Straddle Assets

•	August 2010 – Versado; and

•	September 2010 – Venice Operations.

For periods prior to the above acquisition dates, we refer to the operations, assets and liabilities of these acquisitions as our “predecessors.”

Our Operations

Our business operations consist of gathering, compressing, treating, processing and selling natural gas and storing, fractionating, treating, transporting and selling natural gas liquids (“NGLs”) and NGL products.

We report our operations in two divisions: (i) Natural Gas Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) NGL Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution.  The financial results of our hedging activities are reported in Other.

Prior to the second quarter of 2010, we reported our results under four reportable segments: (1) Natural Gas Gathering and Processing, (2) Logistics Assets, (3) NGL Distribution and Marketing and (4) Wholesale Marketing. The increase in our Coastal Gathering and Processing businesses as a result of our acquisition of the Permian Business and Straddle Assets, and consideration of underlying operational and economic differences between Field and Coastal gathering and processing systems led to more granular analysis of the Natural Gas Gathering and Processing results. Also, we have aggregated the previously separately reported NGL Distribution and Marketing segment and Wholesale Marketing reportable segment into one reportable segment, Marketing and Distribution. This combined marketing segment reflects significant operational interrelationships among the Marketing and Distribution activities apparent in our current business model.

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

The Logistics Assets segment transports and stores mixed NGLs and fractionates, stores, and transports finished NGLs. These assets are generally connected to and supplied, in part, by our Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Western Louisiana.

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

Factors That Significantly Affect Our Results

Our results of operations are substantially impacted by the volumes that move through both of our gathering and processing and our logistics assets, our contract terms and changes in commodity prices.

Volumes. In our gathering and processing operations, plant inlet volumes and capacity utilization rates generally are driven by wellhead production, our competitive and contractual position on a regional basis and more broadly by the impact of prices for oil, natural gas and NGLs on exploration and production activity in the areas of our operations. The factors that impact the gathering and processing volumes also impact the total volumes that flow to our Downstream Business. In addition, fractionation volumes are also affected by the location of the resulting mixed NGLs, available pipeline capacity to transport NGLs to our fractionators, and our competitive and contractual position relative to other fractionators.

Contract Terms and Contract Mix and the Impact of Commodity Prices. Because of the significant volatility of natural gas and NGL prices, the contract mix of our natural gas gathering and processing segment can have a significant impact on our profitability, especially those that create exposure to changes in energy prices. Set forth below is a table summarizing the mix of our natural gas gathering and processing contracts for 2010 and the potential impacts of commodity prices on operating margins:
	Percent of
Contract Type	Throughput	Impact of Commodity Prices
Percent-of-Proceeds	38%	Decreases in natural gas and/or NGL prices generate decreases in operating margins.
Fee-Based	7%	No direct impact from commodity price movements
Wellhead Purchases/Keep-whole	17%	Increases in natural gas prices relative to NGL prices generate decreases in operating margin.
Hybrid	38%
In periods of favorable processing economics, (1) similar to percent-of-liquids or to wellhead purchases/keep-whole in some circumstances, if economically advantageous to the processor. In periods of unfavorable processing economics, similar to fee-based.

__________
(1)	Favorable processing economics typically occur when processed NGLs can be sold, after allowing for processing costs, at a higher value than natural gas on a Btu equivalent basis.

We generally prefer to enter into contracts with less commodity price sensitivity including fee-based and percent-of-proceeds arrangements. However, negotiated contract terms are based upon a variety of factors, including natural gas quality, geographic location, the competitive commodity and pricing environment at the time the contract is executed, and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of producer preferences, competition, and changes in production as wells decline at different rates or are added, our expansion into regions where different types of contracts are more common as well as other market factors.

The contract terms and contract mix of our Downstream Business can also have a significant impact on our results of operations. During periods of low relative demand for available fractionation capacity, rates are low and take-or-pay contracts are not readily available. Currently, demand for fractionation services is relatively high, rates have increased, contract terms or lengths have increased and reservation fees are required. These fractionation contracts in the logistics assets segment are primarily fee-based arrangements while the marketing and distribution segment includes both fee based and percent of proceeds contracts.

Impact of Our Commodity Price Hedging Activities.   In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes through 2014 by entering into derivative financial instruments including swaps and purchased puts (or floors). With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for these periods. We actively manage the Downstream Business product inventory and other working capital levels to reduce exposure to changing NGL prices. For additional information regarding our hedging activities, see “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.”

General and Administrative Expenses. Our Omnibus Agreement with Targa, our general partner and others addresses the reimbursement of costs incurred on our behalf and indemnification matters. Under the Omnibus Agreement (as amended), which runs through April 2013, Targa will provide general and administrative and other services to us associated with (1) our existing assets and any future Targa conveyances and (2) subject to mutual agreement, our future acquisitions from third parties. Since October 1, 2010, after the final conveyance of assets to us by Targa, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, other than Targa’s direct costs of being a separate public reporting company.

The employees supporting our operations are employees of Targa. We reimburse Targa for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to our assets, and for the provision of various general and administrative services for our benefit. Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing.

Under a 2009 amendment to the Omnibus Agreement, Targa will provide distribution support to us in the form of reduced general and administrative expense billings, up to $8.0 million per quarter, if necessary, for a 1.0 times distribution coverage ratio. The distribution support is in effect for the nine-quarter period beginning with the fourth quarter of 2009 and continuing through the fourth quarter of 2011. No distribution support has been required through the fourth quarter of 2010.

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

The following table shows the distributions we paid in 2010 and 2009.

		Distributions Paid					Distributions
	For the Three	Limited Partners		General Partner			per limited
Date Paid	Months Ended	Common	Subordinated	Incentive	2%	Total	partner unit
		(In millions, except per unit amounts)
2010
November 12, 2010	September 30, 2010	$40.6	$-	$4.6	$0.9	$46.1	$0.5375
August 13, 2010	June 30, 2010	35.9	-	3.5	0.8	40.2	0.5275
May 14, 2010	March 31, 2010	35.2	-	2.8	0.8	38.8	0.5175
February 12, 2010	December 31, 2009	35.2	-	2.8	0.8	38.8	0.5175

2009
November 14, 2009	September 30, 2009	$31.9	$-	$2.6	$0.7	$35.2	$0.5175
August 14, 2009	June 30, 2009	23.9	-	2.0	0.5	26.4	0.5175
May 15, 2009	March 31, 2009	18.0	5.9	1.9	0.5	26.3	0.5175
February 13, 2009	December 31, 2008	18.0	6.0	1.9	0.5	26.4	0.5175

____________
(1)
On February 14, 2011, we paid a cash distributions of $0.5475 per unit on our outstanding common units.  The total distribution paid was $53.5 million, with $40.0 million paid to our non-affiliated common unitholders and $6.4 million, $1.1 million and $6.0 million paid to Targa for its common unit ownership, general partner interest and incentive distribution rights.

(2)	Under the terms of our amended and restated Partnership Agreement, all 11,528,231 subordinated units converted to common units on a one-to-one basis on May 19, 2009.

General Trends and Outlook

We expect the midstream energy business environment to continue to be affected by the following key trends: demand for our services, significant relationships, commodity prices, volatile capital markets and increased regulation. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Demand for Our Services. Fluctuations in energy prices can affect production rates and investments by third parties in the development of oil and natural gas reserves. Generally, drilling and production activity will increase as energy prices increase. We believe that the current strength of oil, condensate and NGL prices as compared to natural gas prices has caused producers in and around our natural gas gathering and processing areas of operation to focus their drilling programs on regions rich in liquid forms of hydrocarbons. This focus is reflected in increased drilling permits and higher rig counts in these areas, and we expect these activities to lead to higher inlet volumes in the Field Gathering and Processing segment over the next several years. While we expect demand for our NGL products to remain strong, a reduction in demand for NGL products or a significant increase in NGL product supply relative to this demand, could impact our business. Producer activity in areas rich in oil, condensate and NGLs is currently generating increased demand for our fractionation services and for related fee-based services provided by our Downstream Business. While we expect development activity to remain robust with respect to oil and liquids rich gas development and production, currently depressed natural gas prices have resulted in reduced activity levels surrounding comparatively dry natural gas reserves, whether conventional or unconventional.

Significant Relationships. The following table lists the counterparties that account for more than 10% of our consolidated sales and consolidated product purchases:
	Year Ended December 31,
	2010	2009	2008
Revenues
Chevron Phillips Chemical Company LLC	10%	15%	19%
Purchases
Louis Dreyfus Energy Services L.P.	10%	11%	9%

Commodity Prices. Current forward commodity prices for the January 2011 through December 2011 period show natural gas and crude oil prices strengthening while NGL prices weaken on an absolute price basis and as a percentage of crude oil. Various industry commodity price forecasts based on fundamental analysis may differ significantly from forward market prices. Both are subject to change due to multiple factors. There has been and we believe there will continue to be significant volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. In addition, the volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems.

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices, primarily as a result of our percent-of-proceeds contracts. Our processing profitability is largely dependent upon pricing and market demand for natural gas, NGLs and condensate, which are beyond our control and have been volatile. Recent weak economic conditions have negatively affected the pricing and market demand for natural gas, NGLs and condensate, which caused a reduction in profitability of our processing operations. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. We have attempted to mitigate our exposure to commodity price movements by entering into hedging arrangements. For additional information regarding our hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Volatile Capital Markets. We are dependent on our ability to access the equity and debt capital markets in order to fund acquisitions and expansion expenditures. Global financial markets have been, and are expected to continue to be, volatile and disrupted and weak economic conditions may cause a significant decline in commodity prices. As a result, we may be unable to raise equity or debt capital on satisfactory terms, or at all, which may negatively impact the timing and extent to which we execute growth plans. Prolonged periods of low commodity prices or volatile capital markets may impact our ability or willingness to enter into new hedges, fund organic growth, connect to new supplies of natural gas, execute acquisitions or implement expansion capital expenditures.

Increased Regulation. Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers may cause reductions in supplies of natural gas and of NGLs from producers. Please read “Risk Factors – Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells which could adversely impact our revenues by decreasing the volumes of natural gas that the Partnership gathers, processes and fractionates.” Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations. Please read “Risk Factors—The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Partnership’s ability to hedge risks associated with its business.”

How We Evaluate Our Operations

Our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the natural gas, NGLs and condensate we sell, and the costs associated with conducting our operations, including the costs of wellhead natural gas and mixed NGLs that we purchase as well as operating and general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for natural gas and NGLs, and the volumes of natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services and changes in our customer mix.

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses and (3) the following non-GAAP measures — gross margin, operating margin, adjusted EBITDA and distributable cash flow.

Throughput Volumes, Facility Efficiencies and Fuel Consumption. Our profitability is impacted by our ability to add new sources of natural gas supply to offset the natural decline of existing volumes from natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production as well as by capturing natural gas supplies currently gathered by third parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to our Downstream fractionation facilities. We fractionate NGLs generated by our gathering and processing plants as well as by contracting for mixed NGL supply from third-party gathering or fractionation facilities.

In addition, we seek to increase operating margins by limiting volume losses and reducing fuel consumption by increasing compression efficiency. With our gathering systems’ extensive use of remote monitoring capabilities, we monitor the volumes of natural gas received at the wellhead or central delivery points along our gathering systems, the volume of natural gas received at our processing plant inlets and the volumes of NGLs and residue natural gas recovered by our processing plants. We also monitor the volumes of NGLs received, stored, fractionated and delivered across our logistics assets. This information is tracked through our processing plants and Downstream facilities to determine customer settlements for sales and volume related fees for service and helps us increase efficiency and reduce fuel consumption.

As part of monitoring the efficiency of our operations, we measure the difference between the volume of natural gas received at the wellhead or central delivery points on our gathering systems and the volume received at the inlet of our processing plants as an indicator of fuel consumption and line loss. We also track the difference between the volume of natural gas received at the inlet of the processing plant and the NGLs and residue gas produced at the outlet of such plant to monitor the fuel consumption and recoveries of the facilities. Similar tracking is performed for our logistics assets. These volume, recovery and fuel consumption measurements are an important part of our operational efficiency analysis.

Operating Expenses. Operating expenses are costs associated with the operation of a specific asset. Labor, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. These expenses generally remain relatively stable and independent of the volumes through our systems but fluctuate depending on the scope of the activities performed during a specific period.

Gross Margin. Gross margin is defined as revenues less purchases. It is impacted by volumes and commodity prices as well as by our contract mix and hedging program. We define Natural Gas Gathering and Processing gross margin as total operating revenues from the sales of natural gas and NGL plus service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees and NGL sales, less cost of sales, which consists primarily of NGL purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

Operating Margin. Operating margin is an important performance measure of the core profitability of our operations. We define operating margin as gross margin less operating expenses. Natural gas and NGL sales revenue includes settlement gains and losses on commodity hedges.

Gross Margin and Operating Margin are non-GAAP measures. The generally accepted accounting principle (“GAAP”) measure most directly comparable to gross margin and operating margin is net income. Gross margin and operating margin are not alternatives to GAAP net income, and have important limitations as analytical tools. You should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definition of gross margin and operating margin may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Targa senior management reviews business segment gross margin and operating margin monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results. Gross Margin and Operating Margin provide useful information to investors because they are used as supplemental financial measure by us and by external users of our financial statements, including such investors, commercial banks and others, to assess:

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

Management compensates for the limitations of gross margin and operating margin as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between the measures and incorporating these insights into its decision-making processes.
	Year Ended December 31,
	2010	2009	2008
Reconciliation of gross margin and operating	(In millions)
margin to net income (loss):
Gross margin	$772.2	$710.9	$812.9
Operating expenses	(259.5)	(234.4)	(274.3)
Operating margin	512.7	476.5	538.6
Depreciation and amortization expenses	(176.2)	(166.7)	(156.8)
General and administrative expenses	(115.8)	(111.3)	(124.1)
Other operating income (loss)	(3.3)	(3.7)	19.3
Interest expense, net	(110.8)	(159.8)	(156.1)
Income tax expense	(4.0)	(1.2)	(2.9)
Gain (loss) on sale of assets	-	0.1	(5.9)
Gain (loss) on debt repurchases	-	(1.5)	13.1
Risk management activities	26.0	(30.9)	76.4
Equity in earnings of unconsolidated investments	5.4	5.0	14.0
Gain (loss) on insurance claims	-	-	18.5
Other, net	-	0.7	1.1
Net income	$134.0	$7.2	$235.2

Adjusted EBITDA. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization and non-cash income or loss related to derivative instruments. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others.

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

Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Reconciliation of net cash provided by
operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$371.2	$422.9	$550.2
Net income attributable to noncontrolling interest	(24.9)	(19.3)	(33.1)
Interest expense, net (1)	74.8	44.8	34.7
Gain (loss) on debt repurchases	-	(1.5)	13.1
Termination of commodity derivatives	-	-	87.4
Current income tax expense	2.8	0.3	0.8
Other (2)	(14.7)	(10.6)	3.4
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	71.2	57.0	(890.8)
Accounts payable and other liabilities	(84.3)	(93.0)	655.3
Adjusted EBITDA	$396.1	$400.6	$421.0

__________
(1)
Net of amortization of debt issuance costs of $6.6 million, $3.9 million and $2.1 million and amortization of discount and premium included in interest expense of less than $0.1 million, $3.4 million and $2.1 million for 2010, 2009 and 2008. Excludes affiliate and allocated interest expense.

(2)
Includes non-controlling interest percentage of our consolidated investment’s depreciation, interest expense and maintenance capital expenditures, equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and gain (loss) on sale of assets.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Reconciliation of net income (loss) attributable to
Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$109.1	$(12.1)	$202.1
Add:
Interest expense, net (1)	110.8	159.8	156.1
Income tax expense	4.0	1.2	2.9
Depreciation and amortization expenses	176.2	166.7	156.8
Risk management activities	6.4	95.5	(85.4)
Noncontrolling interest adjustment	(10.4)	(10.5)	(11.5)
Adjusted EBITDA	$396.1	$400.6	$421.0

__________
(1)	Includes affiliate and allocated interest expense.

Distributable Cash Flow. We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for losses (gains) on mark-to-market derivative contracts and debt repurchases, less maintenance capital expenditures (net of any reimbursements of project costs). The impact of noncontrolling interests is included in our measure. Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by the board of directors of our general partner) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder).

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

Management compensates for the limitations of distributable cash flow as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision making processes.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Reconciliation of net income (loss) attributable to Targa
Resources Partners LP to distributable cash flow:
Net income (loss) attributable to Targa Resources Partners LP	$109.1	$(12.1)	$202.1
Affiliate and allocated interest expense	29.4	107.7	117.2
Depreciation and amortization expenses	176.2	166.7	156.8
Deferred income tax expense	1.2	0.9	2.1
Amortization in interest expense	6.6	3.9	2.1
Loss (gain) on debt repurchases	-	1.5	(13.1)
Risk management activities	6.4	95.5	(86.4)
Maintenance capital expenditures	(50.5)	(44.5)	(68.4)
Other (1)	(2.4)	(7.4)	(4.1)
Distributable cash flow	$276.0	$312.2	$308.3

__________
(1)
Other includes reimbursements of certain environmental maintenance capital expenditures by Targa and the noncontrolling interest percentage of our consolidated investment’s depreciation, interest expense and maintenance capital expenditures.

Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include gross margin, operating margin, operating expenses, plant inlet, gross NGL production, adjusted EBITDA and distributable cash flow, among others.  For a discussion of these measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations”.

The following table summarizes the key components of our results of operations for the periods indicated (In millions, except operating and price amounts):

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
Revenues (1)	$5,460.2	$4,503.8	$8,030.1	$956.4	21%		$(3,526.3)	(44%	)
Product purchases	4,688.0	3,792.9	7,217.2	895.1	24%		(3,424.3)	(47%	)
Gross margin	772.2	710.9	812.9	61.3	9%		(102.0)	(13%	)
Operating expenses	259.5	234.4	274.3	25.1	11%		(39.9)	(15%	)
Operating margin	512.7	476.5	538.6	36.2	8%		(62.1)	(12%	)
Depreciation and amortization expense	176.2	166.7	156.8	9.5	6%		9.9	6%
General and administrative expense	122.4	118.5	97.3	3.9	3%		21.2	22%
Other	(3.3)	(3.6)	13.4	(0.3)	(8%	)	(17.0)	(127%	)
Income from operations	217.4	194.9	271.1	22.5	12%		(76.2)	(28%	)
Interest expense, net	(110.8)	(159.8)	(156.1)	49.0	31%		(3.7)	(2%	)
Equity in earnings of unconsolidated investment	5.4	5.0	14.0	0.4	8%		(9.0)	(64%	)
Gain (loss) on debt repurchases	-	(1.5)	13.1	1.5	100%		(14.6)	(111%	)
Gain (loss) on mark-to-market derivative instruments	26.0	(30.9)	76.4	56.9	184%		(107.3)	(140%	)
Other	-	0.7	19.6	(0.7)	(100%	)	(18.9)	(96%	)
Income tax expense	(4.0)	(1.2)	(2.9)	(2.8)	(233%	)	1.7	59%
Net income (loss)	134.0	7.2	235.2	126.8	1761%		(228.0)	(97%	)
Less: Net income attributable to noncontrolling interest	24.9	19.3	33.1	5.6	29%		(13.8)	(42%	)
Net income (loss) attributable to Targa Resources Partners LP	$109.1	$(12.1)	$202.1	$121.2	1002%		$(214.2)	(106%	)
Financial and operating data:
Financial data:
Adjusted EBITDA (2)	$396.1	$400.6	$421.0	$(4.5)	(1%	)	$(20.4)	(5%	)
Distributable cash flow (3)	276.0	312.2	308.3	(36.2)	(12%	)	3.9	1%
Operating data:
Plant natural gas inlet, MMCf/d (4)(5)	2,268.0	2,139.8	1,846.4	128.2	6%		293.4	16%
Gross NGL production, MBbl/d	121.2	118.3	101.9	2.9	2%		16.4	16%
Natural gas sales, Bbtu/d (5)	685.1	598.4	532.1	86.7	14%		66.3	12%
NGL sales, MMbl/d	251.5	279.7	286.9	(28.2)	(10%	)	(7.2)	(3%	)
Condensate sales, MBbl/d	3.5	4.7	3.8	(1.2)	(26%	)	0.9	24%
Average realized prices (6):
Natural gas, $/MMBtu	4.39	3.83	8.19	0.56	14%		(4.36)	(53%	)
NGL, $/gal	1.06	0.79	1.38	0.27	35%		(0.59)	(43%	)
Condensate, $/Bbl	73.94	56.25	91.31	17.69	31%		(35.06)	(38%	)

__________
(1)
Includes business interruption insurance proceeds of $13.3 million and $32.9 million for 2009 and 2008 recognized in periods prior to the conveyances of asset to us from Targa. These conveyances were accounted for under common control accounting. There were no business interruption proceeds received by us in 2010, as these amounts were retained by Targa under the terms of the purchase and sale agreements.

(2)	Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization and non-cash gain or loss related to derivative instruments.
(3)
Distributable cash flow is net income plus depreciation and amortization and deferred taxes, adjusted for losses on mark-to-market derivative contracts and debt repurchases, less maintenance capital expenditures.

(4)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(5)	Plant natural gas inlet volumes include producer take-in-kind, while natural gas sales exclude producer take-in-kind volumes.
(6)	Average realized prices include the impact of hedging activities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues increased $956.4 million due to higher realized commodity prices ($1,221.9 million), and higher natural gas sales volumes ($117.4 million), partially offset by lower NGL and condensate sales volumes ($364.1 million), lower fee-based and other revenues ($5.5 million), and lower business interruption insurance proceeds ($13.3 million).

The increase in gross margin reflects higher revenue of $956.4 million partially offset by an increase in product purchase costs ($895.1 million). For information regarding period to period changes in our gross margins, see “Results of Operations—By Segment”.

The increase in operating expenses of $25.1 million was primarily due to increased compensation and benefits expenses, increased maintenance costs and environmental spending, partially offset by lower contract services and professional fees. See “Results of Operations—By Segment” for additional discussion regarding changes in operating expenses.

The increase in depreciation and amortization expenses of $9.5 million was primarily attributable to assets acquired in 2009 that had a full year period of depreciation in 2010, and incremental depreciation associated with $143.6 million of capital expenditures in 2010.

General and administrative expenses increased $3.9 million reflecting outside services expenses.

The $49.0 million decrease in interest expense was primarily due to an overall reduction in long-term debt of $379.6 million and lower interest rates on existing debt. We eliminated affiliate and allocated debt, which was partially offset by an increase in third-party debt.

See “Liquidity and Capital Resources” for information regarding our outstanding debt obligations.

During 2010, there was no gain or loss on debt repurchase. During 2009 there was a loss on debt repurchase of $1.5 million in 2009.

Our gain on mark-to-market derivative instruments for 2010 compared to a loss for 2009 was primarily due to the treatment of commodity hedges related to the Permian Business and Versado that were allocated to us through common control accounting. These allocated hedges did not qualify for hedge accounting prior to our acquisition of the underlying assets and therefore the change in fair value of these instruments was recorded in earnings using the mark-to-market method. The use of mark-to-market accounting caused non-cash earnings volatility due to changes in the underlying commodity price indices. During 2010, we recorded mark-to-market gain, compared to 2009, when we recorded mark-to-market loss due to these changes in commodity price indices.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues decreased $3,526.3 million due to lower realized prices ($3,570.9 million), lower NGL sales volumes ($170.3 million), partially offset by higher natural gas and condensate sales volumes ($221.9 million) and higher fee-based and other revenues ($7.0 million).

The decrease in gross margin reflects lower revenue of $3,526.3 million partially offset by a reduction in product purchase costs of $3,424.3 million. For information regarding period to period changes in our gross margins, see “Results of Operations—By Segment”.

The decrease in operating expenses was primarily due to lower fuel, utilities and catalyst expenses ($20.6 million), lower maintenance and supplies expenses ($20.6 million), and lower contract labor costs ($7.8 million), partially offset by a lower level of cost recovery billings to others ($6.5 million). Year over year comparisons of operating expenses are affected by our consolidation of VESCO starting August 1, 2008, following our acquisition of majority ownership of this operation. Had VESCO been consolidated for all of 2008, operating expenses would have been $17.1 million higher for 2008. See “Results of Operations—By Segment” for additional discussion regarding changes in operating expenses.

The increase in depreciation and amortization expenses is primarily attributable to assets acquired in 2008 that had a full year period of depreciation in 2009, as well as incremental depreciation associated with capital expenditures in 2009 of $95.9 million.

The increase in general and administrative expense was primarily due to higher compensation-related expenses ($17.0 million) and increased insurance expenses ($6.0 million), reflecting higher property casualty premiums following significant 2008 Gulf Coast hurricane activity.

Other operating items were an overall gain of $3.6 million during 2009 versus an overall loss of $13.4 million during 2008, when we recorded a $19.3 million loss provision for property damage from Hurricanes Gustav and Ike net of expected insurance recoveries. During 2009 the loss provision was reduced by $3.6 million. A $5.9 million gain from a like-kind exchange of pipeline assets was also realized during 2008.

The $3.7 million increase in interest expense was primarily due to increased interest on debt allocated from Targa related to predecessor operations during 2009. See “Liquidity and Capital Resources” for information regarding our outstanding debt obligations.

Equity in earnings of unconsolidated investments decreased $9.0 million in 2009 due primarily to the consolidation of VESCO following our acquisition of Chevron’s 53.9% interest on August 1, 2008.

Loss on debt repurchases of $1.5 million in 2009 relates to open market repurchases of our 11¼% Senior Notes due 2017 as compared to a gain of $13.1 million in 2008.

Results of Operations—By Reportable Segment

Our operating margin by reportable segment is:

	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Total
	(In millions)
Year Ended December 31, 2010	$236.6	$107.8	$83.8	$80.5	$4.0	$512.7
Year Ended December 31, 2009	183.2	89.7	74.3	83.0	46.3	476.5
Year Ended December 31, 2008	385.4	105.4	40.1	41.3	(33.6)	538.6

Natural Gas Gathering and Processing Division

Field Gathering and Processing

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
	($ in millions)
Gross margin	$338.8	$268.3	$489.5	$70.5	26%		$(221.2)	(45%	)
Operating expenses	102.2	85.1	104.1	17.1	20%		(19.0)	(18%	)
Operating margin	$236.6	$183.2	$385.4	$53.4	29%		$(202.2)	(52%	)
Operating statistics:
Plant natural gas inlet, MMcf/d	587.7	581.9	584.1	5.8	1%		(2.2)	(%	)
Gross NGL production, MBbl/d	71.2	69.8	68.0	1.4	2%		1.8	3%
Natural gas sales, BBtu/d (1)	258.6	219.6	296.2	39.0	18%		(76.6)	(26%	)
NGL sales, MBbl/d (1)	56.6	56.2	54.1	0.4	1%		2.1	4%
Condensate sales, MBbl/d (1)	2.9	3.2	3.5	(0.3)	(9%	)	(0.3)	(9%	)
Average realized prices:
Natural gas, $/MMBtu	4.11	3.69	7.55	0.42	11%		(3.86)	(51%	)
NGL, $/gal	0.93	0.69	1.21	0.24	35%		(0.52)	(43%	)
Condensate, $/Bbl	75.48	55.84	86.51	19.64	35%		(30.67)	(35%	)

________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The $70.5 million increase in gross margin for 2010 was primarily due to higher commodity sales price ($303.9 million) and higher natural gas and NGL sales volumes ($22.6 million) offset by lower condensate sales volumes ($6.8 million), higher fee based and other revenue ($4.5 million) and higher product purchases ($253.6 million).  The increased natural gas and NGL sales volumes were due primarily to higher natural gas and NGL production.

The increase in operating expenses was primarily due to higher system maintenance expenses ($8.2 million), higher compensation and benefit costs ($4.7 million) and higher contract and professional service expenses ($2.0 million).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The $221.2 million decrease in gross margin for 2009 was due to lower commodity sales prices ($853.9 million) and lower natural gas and condensate sales volumes ($157.2 million) offset by higher NGL sales volumes ($36.1 million), higher fee based and other revenue ($0.1 million) and lower product purchases ($753.8 million). The increased NGL sales volumes were due primarily to higher NGL production.

The decrease in operating expenses was primarily due to lower maintenance and supplies expenses ($8.4 million), lower contract services and professional fees ($4.4 million), and lower fuel, utilities and catalysts expenses ($3.2 million).

Coastal Gathering and Processing

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
	($ in millions)
Gross margin	$151.2	$132.7	$136.5	$18.5	14%		$(3.8)	(3%	)
Operating expenses	43.4	43.0	31.1	0.4	1%		11.9	38%
Operating margin	$107.8	$89.7	$105.4	$18.1	20%		$(15.7)	(15%	)
Operating statistics:
Plant natural gas inlet, MMcf/d (2)	1,680.3	1,557.8	1,262.4	122.5	8%		295.4	23%
Gross NGL production, MBbl/d	50.1	48.5	33.9	1.6	3%		14.6	43%
Natural gas sales, Bbtu/d (1)	293.6	258.4	239.4	35.2	14%		19.0	8%
NGL sales, MBbl/d (1)	43.7	40.6	31.7	3.1	8%		8.9	28%
Condensate sales, MBbl/d (1)	0.5	1.6	1.5	(1.1)	(69%	)	0.1	7%
Average realized prices:
Natural gas, $/MMBtu	4.48	4.00	9.00	0.48	12%		(5.00)	(56%	)
NGL, $/gal	1.03	0.77	1.34	0.26	34%		(0.57)	(43%	)
Condensate, $/Bbl	78.82	53.31	90.10	25.51	48%		(36.79)	(41%	)

__________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.

(2)	The majority of our Coastal Straddle plant volumes are gathered on third party offshore pipeline systems and delivered to the plant inlets.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The $18.5 million increase in gross margin for 2010 is primarily due to an increase in commodity sales prices ($230.3 million) and an increase in natural gas and NGL sales volumes ($88.3 million) offset by decrease in condensate sales volumes ($21.8 million) and fee-based and other revenues ($11.3 million) and an increase in commodity purchases ($266.8 million). Natural gas sales volumes increased due to increased sales to other segments for resale partially offset by a small decrease in demand from our industrial customers. NGL, natural gas and inlet sales volumes increased primarily because the straddle plants were recovering operations in the first two quarters of 2009 after Hurricanes Gustuv and Ike disrupted operations in 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The $3.9 million decrease in gross margin for 2009 is primarily due to lower realized commodity prices ($847.7 million) and lower business interruption proceeds ($3.4 million) offset by higher commodity sales volumes ($246.0 million) as a result of the recovery of operations after Hurricanes Gustav and Ike, reduced product purchase costs ($596.7 million) and higher fee-based and other income ($4.6 million). VESCO has been consolidated in our financials since we purchased Chevron’s 53% interest in August 2008, giving us a controlling interest from that date forward. Had VESCO been consolidated for the entire period, gross margin for 2008 would have been $43.6 million.

The increase in operating expenses was primarily due to a full year of operating expenses from VESCO in 2009, as compared with five months of operating expenses from VESCO in 2008 due to our acquisition of majority ownership in and consolidation of VESCO on August 1, 2008. Had VESCO been consolidated for the entire period, operating expenses for 2008 would have been $17.8 million higher and our Coastal Gathering and Processing segment would have reported reductions in aggregate operating expense levels during 2009 as was the case with our other segments.

NGL Logistics and Marketing Division

Logistics Assets

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
	($ in millions)
Gross margin	$172.3	$156.2	$172.5	$16.1	10%		$(16.3)	(9%	)
Operating expenses	88.5	81.9	132.4	6.6	8%		(50.5)	(38%	)
Operating margin	$83.8	$74.3	$40.1	$9.5	13%		$34.2	85%
Operating statistics:
Fractionation volumes, MBbl/d	230.8	217.2	212.2	13.6	6%		5.0	2%
LSNG Treating volumes, MBbl/d	18.0	21.9	20.7	(3.9)	(18%	)	1.2	6%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The $16.1 million increase in gross margin reflects higher fractionation and treating fees ($20.4 million) higher terminalling and storage revenue ($2.6 million), offset by lower fee-based and other revenues ($6.9 million). The increase in fractionation volumes is as result of our capacity in our fractionating facilities being at or near capacity. We are expanding our fractionating capacity at the Cedar Bayou and Gulf Coast Fractionation plants to meet increased market demand.

The $6.6 million increase in operating expenses was primarily due to higher compensation costs ($5.0 million) and higher general maintenance supplies ($3.0 million).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The $16.3 million decrease in gross margin for 2009 was due to lower fractionation and treating revenue ($20.9 million) due to lower fees offset by higher other fee-based and other revenue ($4.6 million).

The decrease in operating expenses was primarily due to lower fuel and utilities expenses ($43.2 million), lower maintenance and supplies expenses ($4.7 million) and lower outside services ($9.4 million), partially offset by higher compensation expense ($1.1 million) and system product losses ($2.5 million).

Marketing and Distribution

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
	($ in millions)
Gross margin	$125.4	$128.9	$98.8	$(3.5)	(3%	)	$30.1	30%
Operating expenses	44.9	45.9	57.5	(1.0)	(2%	)	(11.6)	(20%	)
Operating margin	$80.5	$83.0	$41.3	$(2.5)	(3%	)	$41.7	101%
Operating statistics:
Natural gas sales, BBtu/d	634.9	510.3	417.4	124.6	24%		92.9	22%
NGL sales, MBbl/d	246.7	276.1	284.0	(29.4)	(11%	)	(7.9)	(3%	)
Average realized prices:
Natural gas, $/MMBtu	4.31	3.65	7.81	0.66	18%		(4.16)	(53%	)
NGL realized price, $/gal	1.10	0.80	1.40	0.30	38%		(0.60)	(43%	)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The $3.5 million decrease in gross margin was due to increased commodity prices ($1,287.9 million) and higher natural gas volumes ($166.2 million) offset by lower NGL volumes ($359.8 million), lower fee-based and other revenues ($20.4 million), and increased product purchases ($1,077.2 million). Lower 2010 margins were primarily due to the 2009 impact of higher margins on forward sales agreements that were fixed at relatively high 2008 prices, along with spot fractionation volumes and associated fees. These items were partially offset by higher marketing fees on contract purchase volumes due to overall higher 2010 market prices. Margin on transportation activity decreased due to expiration of a barge contract partially offset by increased truck activity.

Natural gas sales volumes are higher due to increased purchases for resale. NGL sales volumes are lower due to a change in contract terms with a petrochemical supplier that had a minimal impact to gross margin.

Operating expenses were essentially flat.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The $30.1 million increase in gross margin for 2009 was due to higher natural gas sales volumes ($261.8 million), lower product purchase costs ($3,312.4 million) and a $33.0 million decrease in lower of cost or market adjustment, offset by lower realized commodity prices ($3,334.9 million), and lower NGL sales volumes ($188.2 million), lower fee-based and other revenues ($37.6 million) and lower business interruption proceeds ($16.3 million).

Natural gas sales volumes are higher due to increased purchases for resale. NGL sales volumes are lower due to a change in contract terms with a petrochemical supplier in the third quarter of 2009 that had a minimal impact to gross margin.

The $11.7 million decrease in operating expenses was primarily due to a decrease in fuel and utilities expense ($5.8 million), a decrease in maintenance and supplies expenses ($4.2 million) and a decrease in outside services ($1.0 million). Factors contributing to the decrease included the expiration of a barge contract, partially offset by increased truck utilization.

Other

	Years Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	Change	% Change		Change	% Change
	($ in millions)
Gross margin	$4.0	$46.3	$(33.6)	$(42.3)	(91%	)	$79.9	238%
Operating margin	$4.0	$46.3	$(33.6)	$(42.3)	(91%	)	$79.9	238%

Other contains the financial effects of the cash flow hedging program on profitability.  The primary purpose of our commodity risk management activities is to hedge our exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. We have hedged the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes by entering into derivative financial instruments. Our hedging strategy is in effect to forward sell our equity gas and NGL volumes generated by our gas plants.  As such, these hedge positions will enhance our margins in periods of falling prices and decrease our margins in periods of rising prices.

On April 1, 2010 and August 1, 2010 (“the dropdown dates”), commodity derivative contracts were re-assigned to us as part of the conveyance of assets from Targa. As a result, we recast our financial statements as if these derivative contracts had always been assigned to us in accordance with common control accounting. On the dropdown dates, we designated the respective derivative contracts as hedges, and, as such, they receive hedge accounting treatment from their respective dropdown dates forward. Prior to the dropdown dates, under common control accounting, the respective commodity derivatives were not designated as hedges, and therefore receive mark-to-market accounting, which is recorded as a component of other income (loss).

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our cash flow hedging program decreased gross margin by $42.3 million during 2010 versus 2009, due to higher commodity prices which resulted in lower revenues from settlements on derivative contracts, as well as the impact of lower volumes hedged.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our cash flow hedges increased gross margin by $79.9 million during 2009 versus 2008, as lower commodity prices yielded higher settlement revenues on derivative contracts.

Insurance Update

Hurricanes Katrina and Rita affected certain of our Gulf Coast facilities in 2005. The final purchase price allocation for our acquisition from Dynegy in October 2005 included an $81.1 million receivable for insurance claims related to property damage caused by Hurricanes Katrina and Rita. During 2008, our cumulative receipts exceeded such amount, and we recognized a gain of $18.5 million. During 2009, expenditures related to these hurricanes included $0.3 million capitalized as improvements. The insurance claim process is now complete with respect to Hurricanes Katrina and Rita for property damage and business interruption insurance.

Certain of our Louisiana and Texas facilities sustained damage and had disruptions to their operations during the 2008 hurricane season from two Gulf Coast hurricanes—Gustav and Ike. As of December 31, 2008, we recorded a $19.3 million loss provision (net of estimated insurance reimbursements) related to the hurricanes. During 2009 and 2010, the estimate was reduced by $3.7 million and $3.3 million. During 2009, expenditures related to the hurricanes included $33.2 million for previously accrued repair costs and $7.4 million capitalized as improvements.  These are our common control numbers only and do not include amounts retained by Targa.

The following table provides income recognized from business interruption insurance, which includes amounts received for hurricane-related impacts by segment for the periods indicated. We did not have income from business interruption insurance during 2010.

	Year Ended December 31,
	2009	2008
	(In millions)
Coastal Gathering and Processing	$10.9	$14.2
Logistics Assets	1.9	1.8
Marketing and Distribution	0.5	16.9
	$13.3	$32.9

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for natural gas and NGLs, and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under our credit facility, the issuance of additional units by the Partnership and access to debt markets. The capital markets continue to experience volatility. Many financial institutions have had liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

We continue to evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all of our commodity derivatives with major financial institutions or major oil companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operation. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

Crude oil and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes through 2014 by entering into derivative financial instruments including swaps and purchased puts (or floors). With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts. A significant reduction in commodity prices could reduce our operating margins and cash flow from operations.

As of December 31, 2010 our liquidity of $309.7 million consisted of $76.3 million of available cash, and $233.4 million of available borrowings under our credit facility. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility. On July 19, 2010, we entered into an amended and restated credit agreement that replaced our existing variable rate senior secured credit facility with a new variable rate senior secured credit facility due July 2015. The new senior secured credit facility increased available commitments to $1.1 billion, and allows us to request increases in commitments up to an additional $300 million. The amended and restated credit agreement increased our availability by $141.5 million.

Our cash generated from operations has been sufficient to finance our operating expenditures and non-acquisition related capital expenditures. Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow and borrowings available under our senior secured credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, long-term indebtedness obligations, collateral requirements and minimum quarterly cash distribution for at least the next twelve months.

A significant portion of our capital resources are utilized in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade status, as determined by Moody’s Investors Service, Inc. and Standard and Poor’s Rating Service, and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. At December 31, 2010, our total outstanding letter of credit postings were $101.3 million.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of December 31, 2010, such annual minimum amounts payable to non-Targa unitholders approximate $86.3 million. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 10 and Note 11 of the notes to Consolidated Financial Statements included in this Annual Report.

Working Capital.   Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. We believe our cash flows provided by operating activities will be sufficient to meet our operating requirements for the next twelve months.

As of December 31, 2010, we had a positive working capital balance of $11.0 million.

Subsequent Events. On January 24, 2011, we completed a public offering of 8,000,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.3 million. Pursuant to the exercise of the underwriters’ overallotment option, on February 3, 2011 we sold an additional 1,200,000 common units, providing net proceeds of approximately $38.9 million. In addition, our general partner contributed $6.3 million for 187,755 general partner units to maintain its 2% interest in us. We used the net proceeds from the offering to reduce borrowings under our senior secured credit facility.

On February 2, 2011, we closed on a private placement of $325 million in aggregate principal amount of 6⅞% Senior Notes due 2021 (“the 6⅞% Notes”) resulting in net proceeds of $319.3 million.

On February 4, 2011 we exchanged $158.6 million under an exchange offer to holders of our 11¼% Notes due 2017 for $158.6 million principal amount 6⅞% Notes due 2021.  In conjunction with the exchange we paid a premium in cash of $28.6 million.  The debt covenants related to the remaining $72.7 million of face value 11¼% Notes due 2017 were removed as we received sufficient consents in connection with the exchange offer to amend the indenture.

Net cash from the completion of the unit offerings and the note offering less cash paid in connection with the exchange offer was used to reduce outstanding borrowings under our senior secured credit facility by $595.2 million. Taking into account these payments, as of December 31, 2010, available borrowings under our senior secured credit facility would have been $828.6 million.

Cash Flow

The following table summarizes our consolidated cash flow provided by or used in operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,			2010 vs. 2009			2009 vs. 2008
	2010	2009	2008	$ Change	% Change		$ Change	% Change
	(In millions)
Net cash provided by (used in):
Operating activities	$371.2	$422.9	$550.2	$(51.7)	(12%	)	$(127.3)	(23%	)
Investing activities	(134.9)	(94.6)	(247.1)	(40.3)	(43%	)	152.5	62%
Financing activities	(250.9)	(380.6)	(249.5)	129.7	34%		(131.1)	(53%	)

Operating Activities

The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the Consolidated Statements of Cash Flows included in our historical consolidated financial statements and related notes thereto beginning on page F-1 of this Annual Report and changes in working capital as discussed above under “—Liquidity and Capital Resources—Working Capital.”

The $51.7 million decrease in net cash provided by operating activities in 2010 compared to 2009 was primarily due to the following:
•	Increased average realized prices and hedge volumes on commodity hedge transactions caused our hedge management process to be less effective during 2010.

•	Offset by a net decrease in working capital.

•	Please see “—Results of Operations—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” for a discussion of material items that impacted our net income.

The $127.3 million decrease in net cash provided by operating activities in 2009 compared to 2008 was primarily due to the following:
•
Net cash flow from consolidated operations (excluding cash payments for interest and distributions received from unconsolidated affiliates) decreased $125.4 million period-to-period. The change in net cash provided by operating activities reflects:

•	Decrease in net income of $228.0 million; and
•	the changes in and timing and settlement of transactions as reflected in the changes in working capital of $(190.8) million and risk management activities of $269.4 million.

Please see “—Results of Operations—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008” for a discussion of material items that impacted our operating cash flow.

Investing Activities

Net cash used in investing activities increased by $40.3 million for 2010 compared to 2009. The increase is attributable to higher capital expenditures in 2010 compared to 2009.

Net cash used in investing activities decreased by $152.5 million for 2009 compared to 2008. The decrease is attributable to lower capital expenditures in 2009 and the VESCO acquisition in 2008.

The following table lists gross additions to property, plant and equipment, cash flows used in property, plant and equipment additions and the difference, which is primarily settled accruals and non-cash additions:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Gross additions to property, plant and equipment	$143.6	$99.2	$137.2
Non-cash additions to property, plant and equipment	(0.4)	(9.8)	(4.3)
Change in accruals	(6.2)	6.5	(10.1)
Cash expenditures	$137.0	$95.9	$122.8

Financing Activities

Net cash used in financing activities decreased $129.7 million for 2010 compared to 2009. The decrease was primarily due to:
•
The purchase from Targa of the Permian Business and Straddle Assets and Targa’s interests in the Versado and VESCO. These purchases included the repayment to Targa of $737.7 million in affiliate and allocated indebtedness, including interest.

•	Net borrowings under our senior secured credit facility increasing by $294.6 million in 2010 compared to 2009.
•	Proceeds from additional equity offerings increasing by $214.7 million during 2010 compared to 2009.
•	Offset by cash distributions to unitholders, including our general partner and incentive distribution rights, increased $49.7 million in 2010.

Net cash used in financing activities increased $131.1 million for 2009 compared to 2008. The increase was primarily due to net repayments of indebtedness and distributions, partially offset by equity issuances.

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

	Year Ended December 31,
	2010	2009	2008
Capital expenditures:	(In millions)
Expansion	$93.1	$54.7	$68.8
Maintenance	50.5	44.5	68.4
	$143.6	$99.2	$137.2

We estimate that our capital expenditures for 2011 will be approximately $230 million, of which approximately 25% will be spent on maintenance capital.

Credit Facilities and Long-Term Debt

As of December 31, 2010, we had outstanding our Senior Notes of $680.1 million and borrowings under senior secured revolving credit facility of $765.3 million, with approximately $233.4 million of availability under our senior secured revolving credit facility. See “Debt Obligations” included under Note 10 to our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for a discussion of our credit agreements.

As of December 31, 2010, we are in compliance with the covenants contained in our various debt agreements.

Senior Secured Revolving Credit Facility due 2015

On July 19, 2010, we entered into a new five-year $1.1 billion amended and restated senior secured credit facility, which allows us to request increases in commitments up to additional $300 million. The new senior secured credit facility amended and restated our former $977.5 million senior secured revolving credit facility due February 2012.

For the year ended December 31, 2010, we had gross borrowings under our senior secured revolving credit facilities of $1,343.1 million, and repayments totaling $1,057.0 million, for a net increase for the year ended December 31, 2010 of $286.1 million.

The amended and restated credit facility bears interest at LIBOR plus an applicable margin ranging from 2.25% to 3.5% (or base rate at the borrower’s option) dependent on our consolidated funded indebtedness to consolidated adjusted EBITDA ratio. Our senior secured credit facility is secured by a majority of our assets.

Our senior secured credit facility restricts our ability to make distributions of available cash to unitholders if a default or an event of default (as defined in our senior secured credit agreement) has occurred and is continuing. The senior secured credit facility requires us to maintain a consolidated funded indebtedness to consolidated adjusted EBITDA of less than or equal to 5.50 to 1.00. The senior secured credit facility also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, as defined in the senior secured credit agreement) of greater than or equal to 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, as well as upon the occurrence of certain events, including the incurrence of additional permitted indebtedness.

Outstanding Senior Notes

On June 18, 2008, we placed $250 million in aggregate principal amount at par value of 8¼% senior notes due 2016 (the “8¼% Notes”). On July 6, 2009, we placed $250 million in aggregate principal amount of 11¼% senior notes due 2017 (the “11¼% Notes”). The 11¼% Notes were issued at 94.973% of the face amount, resulting in gross proceeds of $237.4 million. On August 13, 2010, we placed $250 million in aggregate principal amount at par value of 7⅞% senior notes due 2018 (the “7⅞% Notes”). These notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under our credit facility. They are senior in right of payment to any of our future subordinated indebtedness.

Our senior unsecured notes and associated indenture agreements (other than the indenture for the 11¼ Notes) restrict our ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase, equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

Subsequent Events. On February 2, 2011, we placed $325 million in aggregate principal amount of 6⅞% Senior Notes due 2021 (“the 6⅞% Notes”) resulting in net proceeds of $319.3 million.

On February 4, 2011 we exchanged $158.6 million under an exchange offer to holders of our 11¼% Notes due 2017 for $158.6 million principal amount 6⅞% Notes due 2021.  In conjunction with the exchange we paid a premium in cash of $28.6 million.  The debt covenants related to the remaining $72.7 million of face value 11¼% Notes due 2017 were removed as we received sufficient consents in connection with the exchange offer to amend the indenture.

Cash from the completion of the unit offerings, the note offering and the exchange offer was used to reduce outstanding borrowings under our senior secured credit facility by $595.2 million. Taking into account these payments, as of December 31, 2010, available borrowings under our senior secured credit facility would have been $828.6 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as defined by the Securities and Exchange Commission. See “Contractual Obligations” below and “Commitments and Contingencies” included under Note 16 to our “Consolidated Financial Statements” beginning on page F-1 in this Annual Report for a discussion of our commitments and contingencies, some of which are not recognized in the consolidated balance sheets under GAAP.

Contractual Obligations

Following is a summary of our contractual cash obligations over the next several fiscal years, as of December 31, 2010:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In millions)
Debt obligations (1)	$1,445.4	$-	$-	$765.3	$680.1
Interest on debt obligations (2)	422.3	63.0	188.9	118.8	51.6
Operating lease and service contract obligations (3)	36.7	10.6	12.2	5.3	8.6
Capacity and terminalling payments (4)	12.9	6.6	6.3	-	-
Land site lease and right-of-way (5)	20.4	1.3	2.4	2.1	14.6
Asset retirement obligation	37.5	-	-	-	37.5
Commodities (6)	98.1	98.1	-	-	-
Purchase order commitments (7)	63.5	63.0	0.5	-	-
	$2,136.8	$242.6	$210.3	$891.5	$792.4
Commodity Purchase Commitments
Natural Gas (million MMBtu)	9.3	9.3	-	-	-
NGL (millions of gallons)	56.3	56.3	-	-	-

__________
(1)
Represents our scheduled future maturities of consolidated debt obligations for the periods indicated. See “Debt Obligations” included under Note 10 to our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for information regarding our debt obligations.

(2)	Represents interest expense on our debt obligations based on interest rates as of December 31, 2010 and the scheduled future maturities of those debt obligations.
(3)	Includes minimum payments on lease obligations, service contracts, right-of-way agreement, with site leases and railcar leases.
(4)	Consists of capacity payments for firm transportation contracts.
(5)
Lease site and right-of-way expenses provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us; these agreements expire at various dates through 2099.

(6)	Includes natural gas and NGL purchase commitments.
(7)	Consists of open purchase orders and Versado remediation projects.

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

Property, Plant and Equipment. In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the period it benefits. Our property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets in-service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively. Examples of such circumstances include:

•	changes in energy prices;
•	changes in competition;
•	changes in laws and regulations that limit the estimated economic life of an asset;
•	changes in technology that render an asset obsolete;
•	changes in expected salvage values; and
•	changes in the forecast life of applicable resources basins, if any.

As of December 31, 2010, the net book value of our property, plant and equipment was $2.5 billion and we recorded $176.2 million in depreciation expense for 2010. The weighted average life of our long-lived assets is approximately 20 years. If the useful lives of these assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities for future asset retirement obligations may be insufficient and impairments in carrying values of tangible and intangible assets may result. For example, if the depreciable lives of our assets were reduced by 10%, we estimate that depreciation expense would increase by $19.6 million per year, which would result in a corresponding reduction in our operating income. In addition, if an assessment of impairment resulted in a reduction of 1% of our long-lived assets, our operating income would decrease by $25.0 million in the year of impairment. There have been no material changes impacting estimated useful lives of the assets.

Revenue Recognition. As of December 31, 2010, our balance sheet reflects total accounts receivable from third parties of $466.1 million. We have recorded an allowance for doubtful accounts as of December 31, 2010 of $7.7 million.

Our exposure to uncollectible accounts receivable relates to the financial health of its counterparties. We have an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectibility resulted in a 1% reduction of our third-party accounts receivable, our operating income would decrease by $4.7 million in the year of assessment.

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

The estimated fair value of our derivative financial instruments was a net liability of $22.9 million as of December 31, 2010, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year for each counterparty’s traded credit default swap transactions. These default probabilities have been applied to the unadjusted fair values of the derivative financial instruments to arrive at the credit risk adjustment, which aggregates to less than $0.1 million as of December 31, 2010. We and our indirect parent, Targa, have an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If a financial instrument counterparty were to declare bankruptcy, we would be exposed to the loss of fair value of the financial instrument transaction with that counterparty. Ignoring our adjustment for credit risk, if a bankruptcy by financial instrument counterparty impacted 10% of the fair value of commodity-based financial instruments, we estimate that our operating income would decrease by $4.4 million in the year of bankruptcy.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Significant Accounting Policies” included under Note 4 to our “Consolidated Financial Statements” beginning on page F-1 in this Annual Report.

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

The primary purpose of our commodity risk management activities is to hedge our exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2010, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes that result from our percent of proceeds processing arrangements for our Field Gathering and Processing, Operations through 2014 by entering into derivative financial instruments including swaps and purchased puts (or floors). The percentages of our expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. We intend to continue to manage our exposure to commodity prices in the future by entering into similar hedge transactions using swaps, collars, purchased puts (or floors) or other hedge instruments as market conditions permit.

We have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of its physical equity volumes. Our NGL hedges cover specific NGL products based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Our NGL hedges fair values are based on published index prices for delivery at Mont Belvieu through 2013, except for the price of isobutane in 2012, which is based on the ending 2011 pricing. Our natural gas hedges fair values are based on published index prices for delivery at WAHA, Permian Basin and Mid-Continent, which closely approximate the actual NGL and natural gas delivery points. We hedge a portion of our condensate sales using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

These commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. Our principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges, are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not create credit exposure to us for our counterparties.

For all periods presented we entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During 2010, 2009 and 2008, our operating revenues were increased (decreased) by net hedge adjustments of $5.3 million, $45.6 million and $(33.7) million.

As of December 31, 2010, our commodity derivative arrangements were as follows:

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2011	2012	2013	Fair Value
						(In millions)
Swap	IF-WAHA	6.29	23,750	-	-	$16.9
Swap	IF-WAHA	6.61	-	14,850	-	9.6
Swap	IF-WAHA	5.59	-	-	4,000	0.8
Total Swaps			23,750	14,850	4,000
Swap	IF-PB	5.42	2,000	-	-	0.8
Swap	IF-PB	5.54	-	4,000	-	1.1
Swap	IF-PB	5.54	-	-	4,000	0.8
Total Swaps			2,000	4,000	4,000
Swap	IF-NGPL MC	6.87	4,350	-	-	4.1
Swap	IF-NGPL MC	6.82	-	4,250	-	3.1
Total Swaps			4,350	4,250	-
			30,100	23,100	8,000
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities January 2011-May 2011					(0.4)
						$36.8

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2011	2012	2013	Fair Value
						(In millions)
Swap	OPIS_MB	0.85	8,550	-	-	$(18.0)
Swap	OPIS_MB	0.85	-	6,700	-	(6.6)
Swap	OPIS_MB	0.92	-	-	3,400	(4.0)
Total Swaps			8,550	6,700	3,400
Floor	OPIS_MB	1.44	253	-	-	0.8
Floor	OPIS_MB	1.43	-	294	-	1.3
Total Floors			253	294	-
Total Sales			8,803	6,994	3,400
						$(26.5)

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2011	2012	2013	2014	Fair Value
							(In millions)
Swap	NY-WTI	80.37	1,100	-	-	-	$(5.4)
Swap	NY-WTI	82.25	-	950	-	-	(4.0)
Swap	NY-WTI	81.82	-	-	800	-	(3.1)
Swap	NY-WTI	90.03	-	-	-	700	(0.6)
Total Sales			1,100	950	800	700
							$(13.1)

These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore required an entity to develop its own assumptions. We determine the value of our NGL derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are either readily available in public markets or are quoted by counterparties to these contracts. Prior to 2009, all of our NGL contracts were classified as Level 3 within the hierarchy. In 2009, we were able to obtain inputs from quoted prices related to certain of these commodity derivatives for similar assets and liabilities in active markets. These inputs are observable for the asset or liability, either directly or indirectly, for the full term of the commodity swaps and options. For the NGL contracts that have inputs from quoted prices, we have changed our classification of these instruments from Level 3 to Level 2 within the fair value hierarchy. For those NGL contracts where we were unable to obtain quoted prices for the full term of the commodity swap and options the NGL valuations are still classified as Level 3 within the fair value hierarchy.

Interest Rate Risk.   We are exposed to changes in interest rates, primarily as a result of variable rate borrowings under our senior secured revolving credit facility. To the extent that interest rates increase, interest expense for our revolving debt will also increase. As of December 31, 2010, we had variable rate borrowings of $765.3 million outstanding. In an effort to reduce the variability of our cash flows, we have entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, which are accounted for as cash flow hedges, the base interest rate on the specified notional amount of our variable rate debt is effectively fixed for the term of each agreement and ineffectiveness is required to be measured each reporting period. The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in our consolidated balance sheets. Accordingly, unrealized gains and losses relating to the interest rate swaps are recorded in accumulated other comprehensive income (“OCI”) until the interest expense on the related debt is recognized in earnings.

As of December 31, 2010, we had the following open interest rate swaps:

		Notional	Fair
Period	Fixed Rate	Amount	Value
		($ in millions)
2011	3.52%	$300	$(7.8)
2012	3.40%	300	(7.5)
2013	3.39%	300	(4.0)
2014	3.39%	300	(0.8)
			$(20.1)

We have designated all interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses relating to the interest rate swaps are deferred in OCI until the interest expense on the related debt is recognized in earnings. A hypothetical increase of 100 basis points in the underlying interest rate, after taking into account our interest rate swaps, would increase our annual interest expense by $4.7 million.

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

As of December 31, 2010, affiliates of Barclays, Credit Suisse and British Petroleum (“BP”) accounted for 62%, 13% and 12% of our counterparty credit exposure related to commodity derivative instruments. Barclays, and Credit Suisse are major financial institutions and BP is a major oil and gas company. These entities possess investment grade credit ratings based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered in this annual report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The general partner’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partner’s management concluded that our internal control over financial reporting was effective as of December 31, 2010 as stated in its report included in our consolidated financial statements on page F-2 of this Annual Report, which is incorporated herein by reference.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included in our Consolidated Financial Statements on page F-3 of this Annual Report, which is incorporated herein by reference.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We are a limited partnership and, therefore, have no officers or directors. Unless otherwise indicated, references to officers and directors of the Partnership in Items 10-14 of this Annual Report refer to the officers and directors of our general partner.

Management of Targa Resources Partners LP

Targa Resources GP LLC, our general partner, manages our operations and activities. Our general partner is not currently elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes fiduciary duties to our unitholders, but our partnership agreement contains various provisions modifying and restricting its fiduciary duties. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it.

The directors of our general partner oversee our operations. Our general partner currently has seven directors. TRI Resources, Inc. (“TRI”) elects all members to the board of directors of our general partner (the “Board”) and our general partner has three directors that are independent as defined under the independence standards established by the New York Stock Exchange (the “NYSE”). The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating/corporate governance committee.

The Board has a standing audit committee (the “Audit Committee”) that consists of three directors. Messrs. Robert B. Evans, Barry R. Pearl and William D. Sullivan serve as the members of the Audit Committee. The Board has affirmatively determined that Messrs. Evans, Pearl and Sullivan are independent as described in the rules of the NYSE and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has also determined that, based upon relevant experience, Audit Committee member Barry R. Pearl is an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act. Mr. Pearl serves as the Chairman of the Audit Committee. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the Audit Committee.

The compensation of our general partner’s executive officers is set by Targa, the indirect parent of our general partner, with the Board playing no role in the process. Compensation decisions relating to oversight of the long-term incentive plan described below, however, are made by the Board. While the Board may establish a compensation committee in the future, it has no current plans to do so.

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

All of our executive management personnel are employees of Targa Resources LLC (“Targa Resources”), a wholly-owned subsidiary of Targa, and devote their time as needed to conduct our and Targa’s business and affairs. These officers of Targa Resources manage the day-to-day affairs of our business. Because Targa’s only cash generating assets are direct and indirect partnership interests in us, we expect that our executive officers will devote a substantially majority of their time to our business, as was the case in 2010. We expect the amount of time that the executive management personnel of our general partner devote to our business in future periods to be driven by the needs and demands of our ongoing business and business development efforts, which are likely to increase as our asset base and operations increase in size. However, depending on how our business develops and the nature of the business development efforts by executive management, the amount of time that the executive management team of our general partner devotes to our business may increase or decrease in future periods. We also utilize a significant number of employees of Targa Resources to operate our business and provide us with general and administrative services. We reimburse Targa for allocated expenses of operational personnel who perform services for our benefit, allocated general and administrative expenses and certain direct expenses. See “Reimbursement of Expenses of Our General Partner” included in this Item 10.

Directors, Executive Officers and Other Officers

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are not family relationships among any of our general partner’s directors of executive officers. The following table shows information regarding the current directors, executive officers and certain significant employees of Targa Resources GP LLC as of February 25, 2011:

Name	Age	Position With Targa Resources GP LLC
Rene R. Joyce	63	Chief Executive Officer and Director
Joe Bob Perkins	50	President
James W. Whalen	69	Executive Chairman of the Board
Roy E. Johnson	66	Executive Vice President
Michael A. Heim	62	Executive Vice President and Chief Operating Officer
Jeffrey J. McParland	56	President - Finance and Administration
Paul W. Chung	50	Executive Vice President, General Counsel and Secretary
Matthew J. Meloy	33	Senior Vice President, Chief Financial Officer and Treasurer
John R. Sparger	57	Senior Vice President and Chief Accounting Officer
Peter R. Kagan	42	Director
In Seon Hwang	34	Director
Robert B. Evans	62	Director
Barry R. Pearl	61	Director
William D. Sullivan	54	Director

Rene R. Joyce has served as a director and Chief Executive Officer of our general partner since October 2006, of Targa since its formation in October 2005 and of TRI since its formation in February 2004 and was a consultant for the TRI predecessor company during 2003. He is also a member of the supervisory directors of Core Laboratories N.V. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell Oil Company (“Shell”) from 1998 through 1999 and President of energy services of Coral Energy Holding, L.P. (“Coral”) a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas Gas Corporation (“Tejas”) during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of Targa, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the board with executive counsel on the full range of business, technical, and professional matters.

Joe Bob Perkins has served as President of our general partner since October 2006, of Targa since its formation in October 2005 and of TRI since February 2004 and was a consultant for the TRI predecessor company during 2003. Mr. Perkins also served as a consultant in the energy industry from 2002 through 2003 and was an active partner in RTM Media (an outdoor advertising firm) during such time period. Mr. Perkins served as President and Chief Operating Officer for the Wholesale Businesses, Wholesale Group and Power Generation Group of Reliant Resources, Inc. and its parent/predecessor companies, from 1998 to 2002 and Vice President, Corporate Planning and Development of Houston Industries from 1996 to 1998. He served as Vice President, Business Development, of Coral from 1995 to 1996 and as Director, Business Development, of Tejas from 1994 to 1995. Prior to 1994, Mr. Perkins held various positions with the consulting firm of McKinsey & Company and with an exploration and production company.

James W. Whalen has served as Executive Chairman of the Board of our general partner since December 15, 2010 and of Targa and TRI since October 2010. Mr. Whalen has served as a director of our general partner since February 2007, of Targa since its formation in October 2005 and of TRI since May 2004. Mr. Whalen served as President – Finance and Administration of our general partner between October 2006 and December 2010 and of Targa and TRI between January 2006 and October 2010.  Also, since November 2005, Mr. Whalen has served as President—Finance and Administration for various TRI subsidiaries. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that we and our industry address on a regular basis.

Roy E. Johnson has served as Executive Vice President of our general partner since October 2006, of Targa since October 2005 and of TRI since April 2004 and was a consultant for the TRI predecessor company during 2003. Mr. Johnson also served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. He served as Vice President, Business Development and President of the International Group of Tejas from 1995 to 2000. In these positions, he was responsible for acquisitions, pipeline expansion and development projects in North and South America. Mr. Johnson served as President of Louisiana Resources Company, a company engaged in intrastate natural gas transmission, from 1992 to 1995. Prior to 1992, Mr. Johnson held various positions with a number of different companies in the upstream and downstream energy industry.

Michael A. Heim has served as Executive Vice President and Chief Operating Officer of our general partner since October 2006, of Targa since October 2005 and of TRI since April 2004 and was a consultant for the TRI predecessor company during 2003. Mr. Heim also served as a consultant in the energy industry from 2001 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Heim served as Chief Operating Officer and Executive Vice President of Coastal Field Services, a subsidiary of The Coastal Corp. (“Coastal”), a diversified energy company, from 1997 to 2001 and President of Coastal States Gas Transmission Company from 1997 to 2001. In these positions, he was responsible for Coastal’s midstream gathering, processing and marketing businesses. Prior to 1997, he served as an officer of several other Coastal exploration and production, marketing and midstream subsidiaries.

Jeffrey J. McParland has served as President – Finance and Administration of our general partner since December 15, 2010 and of Targa and TRI since October 2010. Mr. McParland has also served as director of TRI since December 16, 2010. He was an Executive Vice President and Chief Financial Officer of our general partner from October 2006 to December 15, 2010, of Targa from October 2005 to October 2010 and of TRI from April 2004 to October 2010 and was a consultant for the TRI predecessor company during 2003. He served as a director of our general partner from October 2006 to February 2007. Mr. McParland served as Treasurer of our general partner from October 2006 until May 2007, of Targa from October 2005 to May 2007 and of TRI from April 2004 until May 2007. Mr. McParland served as Secretary of TRI between February 2004 and May 2004, at which time he was elected as Assistant Secretary. Mr. McParland served as Senior Vice President, Finance, of Dynegy Inc., a company engaged in power generation, the midstream natural gas business and energy marketing, from 2000 to 2002. In this position, he was responsible for corporate finance and treasury operations activities. He served as Senior Vice President, Chief Financial Officer and Treasurer of PG&E Gas Transmission, a midstream natural gas and regulated natural gas pipeline company, from 1999 to 2000. Prior to 1999, he worked in various engineering and finance positions with companies in the power generation and engineering and construction industries.

Paul W. Chung has served as Executive Vice President, General Counsel and Secretary of our general partner since October 2006, of Targa since October 2005 and of TRI since May 2004. Mr. Chung served as Executive Vice President and General Counsel of Coral from 1999 to April 2004; Shell Trading North America Company, a subsidiary of Shell, from 2001 to April 2004; and Coral Energy, LLC from 1999 to 2001. In these positions, he was responsible for all legal and regulatory affairs. He served as Vice President and Assistant General Counsel of Tejas from 1996 to 1999. Prior to 1996, Mr. Chung held a number of legal positions with different companies, including the law firm of Vinson & Elkins L.L.P.

Matthew J. Meloy has served as Senior Vice President, Chief Financial Officer and Treasurer of our general partner since December 15, 2010 and of Targa since October 2010.  Mr. Meloy served as Vice President – Finance and Treasurer of our general partner between March 2008 and December 2010, of Targa between March 2008 and October 2010 and of TRI between April 2008 and October 2010. He also served as Director, Corporate Development, of Targa and TRI between March 2006 and March 2008 and of our general partner between October 2006 and March 2008.  Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006, most recently serving as Assistant Vice President.

John R. Sparger has served as Senior Vice President and Chief Accounting Officer of our general partner since October 2006 and of Targa and TRI since January 2006. Mr. Sparger served as Vice President, Internal Audit of our general partner and Targa between October 2005 and January 2006 and of TRI between November 2004 and January 2006. Mr. Sparger served as a consultant in the energy industry from 2002 through September 2004, including TRI between February 2004 and September 2004, providing advice to various energy companies and entities regarding processes, systems, accounting and internal controls. Prior to 2002, he worked in various accounting and administrative positions with companies in the energy industry, audit and consulting positions in public accounting and consulting positions with a large international consulting firm.

Peter R. Kagan has served as a director of our general partner since February 2007 of Targa since October 2005 and of TRI between February 2004 and December 16, 2010. Mr. Kagan is a Managing Director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., where he has been employed since 1997 and became a partner of Warburg Pincus & Co. in 2002. He is also a member of Warburg Pincus’ Executive Management Group. He is also a director of Antero Resources Corporation, Broad Oak Energy, Inc. (“Broad Oak”), Canbriam Energy, Fairfield Energy Limited, Laredo Petroleum and MEG Energy Corp. Mr. Kagan serves as a director because certain investment funds managed by Warburg Pincus LLC, for whom Mr. Kagan is a managing director and member, initially controlled us through their ownership of securities in Targa.  Mr. Kagan has significant experience with energy companies and investments and broad familiarity with the industry and related transactions and capital markets activity, which enhance his contributions to the board.

In Seon Hwang has served as a director of the Company since May 2006 and of Targa between May 2006 and December 16, 2010. Mr. Hwang is a Member and Managing Director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., where he has been employed since 2004, and became a partner of Warburg Pincus & Co. in 2009. Prior to joining Warburg Pincus, Mr. Hwang worked at GSC Partners, a distressed investment firm, from 2002 until 2004, the M&A group at Goldman Sachs from 1998 to 2000, and the Boston Consulting Group from 1997 to 1998. He is also a director of Competitive Power Ventures and serves on the investment committee of Sheridan Production Partners LLC. Mr. Hwang serves as a director because certain investment funds managed by Warburg Pincus LLC, for whom Mr. Hwang is a managing director and member, control us through their ownership of securities in Targa Resources Corp. Mr. Hwang has significant experience with energy companies and investments and broad familiarity with the industry and related transactions and capital markets activity, which enhance his contributions to the board of directors.

Robert B. Evans has served as a director of our general partner since February 2007. Mr. Evans is also a director of New Jersey Resources Corporation. Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing us.

Barry R. Pearl has served as a director of our general partner since February 2007. Mr. Pearl is Executive Vice President of Kealine LLC (and its WesPac Energy LLC affiliate), a private developer and operator of petroleum infrastructure facilities and is a director of Kayne Anderson Energy Development Company, Kayne Anderson Midstream/Energy Fund and Magellan Midstream Holdings, L.P., the general partner of Magellan Midstream Partners, L.P. Mr. Pearl served as President and Chief Executive Officer of TEPPCO Partners from May 2002 until December 2005 and as President and Chief Operating Officer from February 2001 through April 2002. Mr. Pearl served as Vice President of Finance and Chief Financial Officer of Maverick Tube Corporation from June 1998 until December 2000. From 1984 to 1998, Mr. Pearl was Vice President of Operations, Senior Vice President of business development and planning and Senior Vice President and Chief Financial Officer of Santa Fe Pacific Pipeline Partners, L.P. Mr. Pearl’s board and executive experience across energy related companies including other MLPs enable him to make broad contributions to the issues and opportunities that we face. His industry, financial and executive experiences enable him to make valuable contributions to our audit and conflicts committees.

William D. Sullivan has served as a director of our general partner since February 2007. Mr. Sullivan is a director of SM Energy Company, where he serves as a non-executive Chairman of the Board. Mr. Sullivan is also a director of Legacy Reserves GP, LLC and Tetra Technologies, Inc. Mr. Sullivan served as President and Chief Executive Officer of Leor Energy LP from June 15, 2005 to August 5, 2005. Between 1981 and August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, including serving as Executive Vice President, Exploration and Production between August 2001 and August 2003. Since Mr. Sullivan’s departure from Anadarko Petroleum Corporation in August 2003, he has served on various private energy company boards. Mr. Sullivan’s extensive experience in the exploration and production sector enhances the knowledge of the board in this particular area of the oil and gas industry. As a former exploration and production operating officer with responsibilities over significant gas gathering, compression and processing operations, his experience is valuable to the board’s understanding of one of our most important customer types and contributes to other matters routinely facing us.

Reimbursement of Expenses of Our General Partner

Under the terms of the Second Amended and Restated Omnibus Agreement (the “Omnibus Agreement”), we reimburse Targa for the payment of certain operating and direct expenses, including compensation and benefits of operating personnel, and for the provision of various general and administrative services for our benefit. Pursuant to these arrangements, Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. We reimburse Targa for the direct expenses to provide these services as well as other direct expenses it incurs on our behalf, such as compensation of operational personnel performing services for our benefit and the cost of their employee benefits, including 401(k), pension and health insurance benefits. Our general partner determines the amount of general and administrative expenses to be allocated to us in accordance with our partnership agreement. Since October 1, 2010, after the final conveyance of assets to us by Targa, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, other than Targa’s direct costs of being a separate reporting company.

During the nine-quarter period beginning with the fourth quarter of 2009 and continuing through the fourth quarter of 2011, Targa will provide distribution support to us in the form of a reduction in the reimbursement for general and administrative expense allocated to us if necessary (or make a payment to us, if needed) for a 1.0 times distribution coverage ratio, at a distribution level of $0.5175 per limited partner unit, subject to maximum support of $8.0 million in any quarter.

Corporate Governance

Codes of Business Conduct and Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% unitholders to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2010, all of our directors, executive officers and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them.

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

Overview

Neither we nor our general partner directly employ any of the persons responsible for managing our business. Any compensation decisions that are required to be made by our general partner will be made by the Board, which does not have a compensation committee. All of our general partner’s executive officers are employees of Targa Resources LLC. We reimburse Targa and its affiliates for the compensation of our general partner’s executive officers pursuant to the terms of, and subject to the limitations contained in, the Omnibus Agreement.

Targa has ultimate decision making authority with respect to the compensation of our general partner’s executive officers identified in the Summary Compensation Table (“named executive officers”). Prior to Targa’s initial public offering (the “IPO”) in December 2010, under the terms of its Amended and Restated Stockholders’ Agreement, as amended (the “Stockholders’ Agreement”), that was in effect until the closing of the IPO, compensatory arrangements with Targa’s named executive officers, who are also our general partner’s named executive officers, were required to be submitted to a vote of Targa’s stockholders unless such arrangements were approved by the compensation committee (the “Compensation Committee”) of Targa’s board of directors. As such, the Compensation Committee was responsible for overseeing the development of an executive compensation philosophy, strategy, framework and individual compensation elements for our general partner’s named executive officers that were based on Targa’s business priorities. The Stockholders’ Agreement terminated upon completion of the IPO.  Compensatory arrangements with our general partner’s named executive officers remain the responsibility of the Compensation Committee.

The following Compensation Discussion and Analysis describes the material elements of compensation for our general partner’s named executive officers as determined by the Compensation Committee and is presented from the perspective of our general partner’s named executive officers in their roles as officers of Targa. These elements and the Compensation Committee’s decisions with respect to determinations on payments are not subject to approval by the Board or the board of directors of Targa (the “Targa Board”). Certain members of the Board are members of the Targa Board, including the Compensation Committee. Messrs. Pearl, Evans and Sullivan, each a director of our general partner, were observers at Compensation Committee meetings in 2010. As used in this Compensation Discussion and Analysis (other than in this overview), references to “our,” “we,” “us,” the “Company” and similar terms refer to Targa.

Compensation Philosophy

The Compensation Committee believes that total compensation of executives should be competitive with the market in which we compete for executive talent which encompasses not only midstream natural gas companies, but also other energy industry companies as described in “The Role of Peer Groups and Benchmarking” below.  The following compensation objectives guide the Compensation Committee in its deliberations about executive compensation matters:

•	provide a competitive total compensation program that enables us to attract and retain key executives;

•	ensure an alignment between our strategic and financial performance and the total compensation received by our named executive officers;

•	provide compensation for performance that reflects individual and company performance both in absolute terms and relative to our peer group;

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

The Role of Peer Groups and Benchmarking

Our Chief Executive Officer (the “CEO”), President and President — Finance and Administration (collectively, “Senior Management”) review compensation practices at peer companies, as well as broader industry compensation practices, at a general level and by individual position to ensure that our total compensation is reasonably comparable to industry practice and meets our compensation objectives. In addition, when evaluating compensation levels for each named executive officer, the Compensation Committee reviews publicly available compensation data for executives in our peer group, compensation surveys and compensation levels for each named executive officer with respect to their roles and levels of responsibility, accountability and decision-making authority.  Although Senior Management and the Compensation Committee consider compensation data from other companies, they do not attempt to set compensation components to meet specific benchmarks, such as salaries “above the median” or total compensation “at the 50th percentile.” The peer company data that is reviewed by Senior Management and the Compensation Committee is simply one factor out of many that is used in connection with the establishment of the compensation for our officers. The other factors considered by Senior Management and the Compensation Committee include, but are not limited to, (i) available compensation data about rankings and comparisons, (ii)  effort and accomplishment on a group basis, (iii) challenges faced and challenges overcome, (iv) unique skills, (v) contribution to the management team and (vi) the perception of both the Targa Board and the Compensation Committee of performance relative to expectations, actual market/business conditions and peer company performance. All of these factors, including peer company data, are utilized in a subjective assessment of each year’s decisions relating to annual cash incentives, long-term incentives and base compensation changes with a view towards total compensation and pay-for-performance.

As part of the annual review process conducted in 2009 for 2010 compensation, Senior Management identified peer companies in the midstream energy industry and reviewed compensation information filed by the peer companies with the SEC. The peer group reviewed by Senior Management and the Compensation Committee for 2010 consisted of the following companies: Atlas Pipeline Partners, L.P., Copano Energy L.L.C., Crosstex Energy, L.P., DCP Midstream Partners LP, Enbridge Energy Partners LP, Energy Transfer Partners, LP, Magellan Midstream Partners LP, MarkWest Energy Partners, LP, Martin Midstream Partners, NuStar Energy, ONEOK Partners, LP, Plains All American Pipeline Partners, LP,  Regency Energy Partners LP, TEPPCO Partners and Williams Partners LP.  During the second quarter of 2010, following its initial review relating to 2010 compensation, the Compensation Committee engaged BDO USA, LLP (“BDO”), a compensation consultant, to conduct a new review of executive and key employee compensation to help it assure that compensation goals were being met and that the most recent trends in compensation were appropriately considered. In this additional review process, the peer companies were reassessed to determine whether the peer groups for long-term cash incentive awards (performance units) and for compensation comparison and analysis remained appropriate and adequately reflected the market for executive talent. As a result, the peer group used for long-term cash incentive awards and for compensation comparison was expanded and weighted to include energy companies other than midstream master limited partnerships (“MLPs”) to better reflect the market for executive talent in the energy industry.  Because many companies in the expanded peer group are larger than the Company as measured by market capitalization and total assets, with the assistance of BDO, compensation data for the peer companies was analyzed using multiple regression analysis to develop a prediction of the total compensation that peer companies of comparable size to the Company would offer similarly-situated executives.  This regressed data was then weighted as follows to develop a reference point for judging the adequacy of executive pay at the Company: MLPs (given a 70% weighting), exploration and production companies (“E&Ps”) (given a 15% weighting) and utility companies (given a 15% weighting). The peer group companies in each of the three categories are:

•
MLP peer companies:  Atlas Pipeline Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, LP, DCP Midstream Partners, LP, Enbridge Energy Partners LP, Energy Transfer Partners, LP, Enterprise Products Partners LP, Magellan Midstream Partners, LP, MarkWest Energy Partners, LP, NuStar Energy LP, ONEOK Partners, LP, Regency Energy Partners LP and Williams Partners LP

•
E&P peer companies:  Cabot Oil & Gas Corp., Cimarex Energy Co., Denbury Resources Inc., EOG Resources Inc., Murphy Oil Corp., Newfield Exploration Co., Noble Energy Inc., Penn Virginia Corp., Petrohawk Energy Corp., Pioneer Natural Resources Co., Southwestern Energy Co. and Ultra Petroleum Corp.

•
Utility peer companies:  Centerpoint Energy Inc., El Paso Corp., Enbridge Inc., EQT Corp., National Fuel Gas Co., NiSource Inc., ONEOK Inc., Questar Corp., Sempra Energy, Spectra Energy Co., Southern Union Co. and Williams Companies Inc.

Senior Management and the Compensation Committee review our compensation practices and performance against peer companies on at least an annual basis.

Role of Senior Management in Establishing Compensation for Named Executive Officers

Typically, Senior Management consults with BDO, the compensation consultant engaged by the Compensation Committee, and reviews market data to determine relevant compensation levels and compensation program elements. Based on these consultations and a review of publicly available information for the peer group, Senior Management submits emerging conclusions and later a proposal to the chairman of the Compensation Committee. The proposal includes a recommendation of base salary, annual bonus and any new long-term compensation to be paid or awarded to executive officers and employees. The chairman of the Compensation Committee reviews and discusses the proposal with Senior Management and the consultant and may discuss it with the other members of the Compensation Committee, other board members, or the full boards of the Company and the General Partner and may request that Senior Management provide him with additional information or reconsider their proposal. The resulting recommendation is then submitted to the Compensation Committee for consideration, which also meets separately with the compensation consultant. The final compensation decisions are reported to the Targa Board.

Our Senior Management has no other role in determining compensation for our named executive officers, but our executive officers are delegated the authority and responsibility to determine the compensation for all other employees.

Elements of Compensation for Named Executive Officers

Our compensation philosophy for executive officers emphasizes our executives having a significant long-term equity stake. For this reason, in connection with TRI Resources Inc.’s formation in 2004 and with our acquisition of Dynegy Midstream Services, Limited Partnership from Dynegy, Inc. in 2005, the named executive officers were granted restricted stock and options to purchase restricted stock to attract, motivate and retain our executive team. In connection with the IPO, the named executive officers were granted additional shares of bonus stock as an additional recognition for past performance and positioning to this point in time and restricted stock as one-time retention and incentive awards in connection with our transition from a private to a public company.  Both of these equity awards align our executive officers interests with those of stockholders.  Our executive officers have also invested a significant portion of their personal investable assets in our equity and have made significant investments in the equity of the Partnership. With these equity interests as context, elements of compensation for our named executive officers are the following: (i) annual base salary; (ii) discretionary annual cash awards; (iii) performance awards under our long-term incentive plan, (iv) awards under our new stock incentive plan; (v) contributions under our 401(k) and profit sharing plan; and (vi) participation in our health and welfare plans on the same basis as all of our other employees.

Base Salary.  The base salaries for our named executive officers are set and reviewed annually by the Compensation Committee. The salaries are intended to provide fixed compensation based on historical salaries paid to our named executive officers for services rendered to us, market data on compensation paid to similarly situated executives and responsibilities and performance of our named executive officers.

Annual Cash Incentives.  The discretionary annual cash awards available to our named executive officers provide an opportunity to supplement the annual base salary of our named executive officers so that, on a combined basis, the annual cash compensation opportunity for our named executive officers yields competitive cash compensation levels and drives performance in support of our business strategies. It is our general policy to pay these awards prior to the end of the first quarter of the fiscal year following the fiscal year to which they related. The payment of individual cash bonuses to executive management, including our named executive officers, is subject to the sole discretion of the Compensation Committee.

The discretionary annual cash awards are designed to reward our employees for contributions towards our achievement of financial and operational business priorities (including business priorities of the Partnership) approved by the Compensation Committee and to aid us in retaining and motivating employees. These priorities are not objective in nature—they are subjective and performance in regard to these priorities is ultimately evaluated by the Compensation Committee in its sole discretion. The approach taken by the Compensation Committee in reviewing performance against the priorities is along the lines of grading a multi-faceted essay rather than a simple true/false exam. As such, success does not depend on achieving a particular target; rather, success is determined based on past norms, expectations and unanticipated obstacles or opportunities that arise. For example, hurricanes and deteriorating market conditions may alter the priorities initially established by the Compensation Committee such that certain performance that would otherwise be deemed a negative may, in context, be a positive result. This subjectivity allows the Compensation Committee to account for the full industry and economic context of our actual performance or that of our personnel. The Compensation Committee considers all strategic priorities and reviews performance against the priorities but does not assign specific weightings to the strategic priorities in advance.

Under plans to pay a discretionary annual cash award that have been adopted and may be adopted in subsequent years, funding of a discretionary cash bonus pool is expected to be recommended by our Senior Management and approved by the Compensation Committee annually based on our achievement of certain strategic, financial and operational objectives. Such plans are and will be approved by the Compensation Committee, which considers certain recommendations by our Senior Management. Near or following the end of each year, Senior Management recommends to the Compensation Committee the total amount of cash to be allocated to the bonus pool based upon our overall performance relative to these objectives. Upon receipt of our Senior Management’s recommendation, the Compensation Committee, in its sole discretion, determines the total amount of cash to be allocated to the bonus pool. Additionally, the Compensation Committee, in its sole discretion, determines the amount of the cash bonus award to each of our executive officers, including the CEO. The executive officers determine the amount of the cash bonus pool to be allocated to our departments, groups and employees (other than our executive officers) based on performance and on the recommendation of their supervisors, managers and line officers.

Stock Option Grants.  Under our 2005 Stock Incentive Plan, as amended (the “2005 Incentive Plan”), incentive stock options and non-incentive stock options to purchase, in the aggregate, up to 2,536,969 shares of our restricted stock may be granted to our employees, directors and consultants. No option awards have been granted to the named executive officers since 2005 under the 2005 Incentive Plan and option awards that were previously granted to our named executive officers under the 2005 Incentive Plan and that were outstanding upon the closing of the IPO were surrendered and cancelled. We will no longer make grants under the 2005 Incentive Plan.

Restricted Stock Grants.  Under the 2005 Incentive Plan, up to 3,586,263 shares of our restricted stock may be granted to our employees, directors and consultants. No restricted stock awards have been granted to the named executive officers under the 2005 Stock Incentive Plan since 2005. We will no longer make grants under the 2005 Incentive Plan.

New Incentive Plan.  In connection with the IPO, we adopted the 2010 Stock Incentive Plan (the “2010 Incentive Plan”) under which we may grant to the named executive officers, other key employees, consultants and directors certain awards, including restricted stock and performance awards. The 2010 Incentive Plan provides for discretionary grants of the following types of awards: (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) phantom stock awards, (d) restricted stock awards, (e) performance awards, (f) bonus stock awards, or (g) any combination of such awards.  The maximum aggregate number of shares of our common stock that may be granted in connection with awards under the 2010 Incentive Plan is 5 million, of which approximately 1.9 million shares were awarded in connection with our IPO.  A restricted stock award is a grant of shares of common stock subject to a risk of forfeiture, restrictions on transferability, and any other restrictions imposed by the Compensation Committee in its discretion. Except as otherwise provided under the terms of the 2010 Incentive Plan or an award agreement, the holder of a restricted stock award may have rights as a stockholder, including the right to vote or to receive dividends (subject to any mandatory reinvestment or other requirements imposed by the Compensation Committee).  A restricted stock award that is subject to forfeiture restrictions may be forfeited and reacquired by us upon termination of employment or services. Common stock distributed in connection with a stock split or stock dividend, and other property distributed as a dividend, may be subject to the same restrictions and risk of forfeiture as the restricted stock with respect to which the distribution was made. Bonus stock awards under the 2010 Incentive Plan are awards of our common stock. These awards are granted on such terms and conditions and at such purchase price (if any) determined by the Compensation Committee and need not be subject to performance criteria, objectives, or forfeiture. Additional details relating to shares of restricted stock and bonus stock granted under the 2010 Incentive Plan are included below under “—Application of Compensation Elements—Equity Ownership” and “—Executive Compensation Tables—Outstanding Equity Awards at 2010 Fiscal Year-End.”

LTIP Awards.  We may grant to the named executive officers and other key employees performance unit awards linked to the performance of the Partnership’s common units, with the amounts vesting under such awards dependent on the Partnership’s performance compared to a peer-group consisting of the Partnership and 12 other publicly traded partnerships. These awards, which may be settled in cash or equity, are designed to further align the interests of the named executive officers and other key employees with those of the Partnership’s equity holders. Additional details relating to our peer group applicable to LTIP awards payouts are included below under “—Application of Compensation Elements—Long-Term Cash Incentives.”

Retirement Benefits.  We offer eligible employees a Section 401(k) tax-qualified, defined contribution plan (the “401(k) Plan”) to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. Our employees, including our named executive officers, are eligible to participate in our 401(k) Plan and may elect to defer up to 30% of their annual compensation on a pre-tax basis and have it contributed to the plan, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, we make the following contributions to the 401(k) Plan for the benefit of our employees, including our named executive officers: (i) 3% of the employee’s eligible compensation; and (ii) an amount equal to the employee’s contributions to the 401(k) Plan up to 5% of the employee’s eligible compensation. We may also make discretionary contributions to the 401(k) Plan for the benefit of employees depending on our performance.

Health and Welfare Benefits.  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, health, life insurance and dental coverage and disability insurance.

Perquisites.  We believe that the elements of executive compensation should be tied directly or indirectly to the actual performance of the Company. It is the Compensation Committee’s policy not to pay for perquisites for any of our named executive officers, other than parking subsidies.

Relation of Compensation Elements to Compensation Philosophy

Our named executive officers, other senior managers and directors, through a combination of personal investment and equity grants, own approximately 6.2% of our fully diluted equity. Based on our named executive officers’ ownership interests in us and their direct ownership of the Partnership’s common units, they own, directly and indirectly, approximately 0.9% of the Partnership’s limited partner interests. The Compensation Committee believes that the elements of its compensation program fit the established overall compensation objectives in the context of management’s substantial ownership of our equity, which allows us to provide competitive compensation opportunities to align and drive the performance of the named executive officers in support of our and the Partnership’s business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us and the Partnership.

Application of Compensation Elements

Equity Ownership. Historically, we have used both stock options and restricted stock to compensate our employees, including our named executive officers.  Based on recommendations by our compensation consultant after completing the second quarter compensation review, we currently expect the Compensation Committee’s awards under the 2010 Incentive Plan to consist primarily of restricted stock and performance awards rather than stock options.  In addition, we expect the Compensation Committee’s awards under our long term incentive plan to consist of performance based restricted stock and cash-settled performance units.  In connection with the IPO, our employees, including the named executive officers, were granted an aggregate of approximately 1.9 million shares of restricted stock and bonus stock under the 2010 Incentive Plan.   Of these initial awards, our named executive officers were granted shares of restricted stock and bonus stock as follows: (i) with respect to restricted stock: Mr. Joyce—121,125 shares; Mr. Perkins—67,980 shares; Mr. Whalen—67,980 shares; Mr. Heim—60,885 shares; Mr. McParland—56,100 shares; and Mr. Meloy —22,425 shares and (ii) with respect to bonus stock: Mr. Joyce—122,439 shares; Mr. Perkins—106,200 shares; Mr. Whalen—106,200 shares; Mr. Heim—61,825 shares; and Mr. McParland—87,642 shares.  The restricted stock awards have vesting restrictions. The restricted stock awards ((i) above) to executive officers and other key employees were made based upon the recommendation of BDO using market-based precedent and market-based amounts to provide a one-time retention and incentive award in connection with our transition from a private to a public company. The awards to the executive officers were established using a market-based multiple of 3X annual target long-term incentive compensation for each individual. BDO concluded that at the proposed 3X annual target long-term incentive level, the awards for executive management were of lesser value than grants awarded to senior executives in connection with other recent industry transactions over the last three years and that the value of the overall program available to executive officers would fall in a range between the 50th and 75th percentile of the expanded peer group over the next three years. The comparable transactions included the merger of Markwest Hydrocarbons with Markwest Energy Partners, L.P., the acquisition of the controlling interest of Buckeye GP Holding by BGHGP Holdings, LLC, the merger of Inergy L.P. and Inergy LP Holdings, the acquisition of Genesis Energy’s general partner from Denbury Resources by Quintana Energy Investor Group and transactions involving Precision Drilling, Apache, RRI Energy, Approach Resources, Concho Resources, Encore Energy Partners, and Vanguard Natural Resources. The bonus stock awards ((ii) above) were fully vested on the date of grant. Both of these awards are intended to align the interests of key employees (including our named executive officers) with those of our stockholders. Therefore, participants (including our named executive officers) did not pay any consideration for the common stock they received with respect to these awards, and we did not receive any cash remuneration for the common stock delivered with respect to these awards. Partially as a result of the overall award structure, our named executive officers, as well as all other holders, of outstanding out-of-the-money options that were granted under the 2005 Incentive Plan cancelled those options.

The Compensation Committee also made cash bonus awards to our executive officers, including our named executive officers, in connection with the IPO in the aggregate amount of $3 million. After the internal reallocation described below, the cash awards to our named executive officers were as follows: Mr. Heim—$732,000.

The bonus stock awards and the cash bonus awards were granted to the seven-person executive management team to provide (i) a higher “carry” of their equity interests and (ii) additional discretionary compensation, in each case in recognition of our executive management team’s efforts in bringing us to this point in our successful history. The initial allocation among the seven persons of the 1.9 million shares of discretionary bonus and restricted stock awards and $3 million cash bonus awarded to the executive team was initially based on the relative current base compensation of each individual. The Targa Board and the Compensation Committee allowed a voluntary reallocation of equity for cash among the members of the executive management group to accommodate individual preferences.  The named executive officers, other than Mr. Heim, elected to exchange their portion of the cash bonus for additional equity and Mr. Heim and our two other executive officers elected to exchange some of their equity for larger shares of the cash bonus. The final allocation for the named executive officers is shown above. The amounts of restricted stock, bonus stock and cash bonus awards were determined pursuant to our compensation philosophy and the compensation review discussed above.

Base Salary.  In 2010, base salaries for our named executive officers were established based on historical levels for these officers, taking into consideration officer salaries in our peer group and the value of the total compensation opportunities available to our executive officers including, in particular, the long-term equity component of our compensation program. As described above, the second quarter compensation review indicated that the compensation for our named executive officers was not consistent with compensation paid at MLP peer companies or with our expanded peer group generally when the data is adjusted for company size. In order to begin closing this gap in compensation, the Compensation Committee authorized the following increased base salaries for our named executive officers effective July 1, 2010.

Rene R. Joyce	$475,000
Jeffrey J. McParland	340,000
Joe Bob Perkins	412,000
James W. Whalen	412,000
Michael A. Heim	369,000
Matthew J. Meloy	207,500

Annual Cash Incentives.  The Compensation Committee approved our 2010 Annual Incentive Plan (the “Bonus Plan”) in February 2010 with the following nine key business priorities to be considered when making awards under the Bonus Plan: (i) continue to control all operating, capital and general and administrative costs, (ii) invest in our businesses primarily within existing cash flow, (iii) continue priority emphasis and strong performance relative to a safe workplace, (iv) reinforce business philosophy and mindset that promotes environmental and regulatory compliance, (v) continue to tightly manage the Downstream Business’ inventory exposure, (vi) execute on major capital and development projects, such as finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding, (vii) pursue selected opportunities, including new shale play gathering and processing build-outs, other fee-based capex projects and potential purchases of strategic assets, (viii) pursue commercial and financial approaches to achieve maximum value and manage risks, and (ix) execute on all business dimensions, including the financial business plan. The Compensation Committee also established the following overall threshold, target and maximum levels for the Company’s bonus pool: 50% of the cash bonus pool for the threshold level; 100% for the target level and 200% for the maximum level.  The CEO and the Compensation Committee relied on compensation consultants and market data from peer company and broader industry compensation practices to establish the threshold, target and maximum percentage levels, which are generally consistent with peer company and broader energy compensation practices. The cash bonus pool target amount is determined by summing, on an employee by employee basis, the product of base salaries and market-based target bonus percentages. The CEO and the Compensation Committee arrive at the total amount of cash to be allocated to the cash bonus pool by multiplying percentage of target awarded by the Compensation Committee by the total target cash bonus pool. The funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee.

In February 2011, the Compensation Committee approved a cash bonus pool equal to 180% of the target level for the employee group, including our named executive officers, under the Bonus Plan for performance during 2010 in recognition of outstanding efforts and organizational performance. The Compensation Committee determined to pay these above target level bonuses because it considered overall performance, including organizational performance, to have substantially exceeded expectations in 2010 based on the nine key business priorities it established for 2010. The Compensation Committee considered or subjectively evaluated (rather than measured) organizational performance by reviewing the apparent overall performance of our personnel with respect to the initial and subsequent business priorities relative to both the overall and management-specific performance expectations of the Compensation Committee, each on an absolute level and relative to the Compensation Committee’s sense of peer performance. This subjective assessment that performance substantially exceeded expectations was based on a qualitative evaluation rather than a mechanical, quantitative determination of results across each of the key business priorities. Aspects of performance important to this qualitative determination included (i) continued focus on cost control, including the completion of capital projects typically below budget, (ii) strong success investing in our businesses, (iii) proactive efforts to enhance safety and compliance with environmental and regulatory requirements, (iv) disciplined management of NGL inventory levels and related commodity price exposure, (v) success on transactions including project economics and project management, (vi) pursuing multiple opportunities to expand our downstream position and to add fee-based business, (vii) innovation in new gathering and processing commercial transactions  and in securing significant volume guarantees in downstream contracting, (viii) exceeding the financial business plan, (ix) resolution of certain significant disputes and (x) completion of the dropdown of our businesses to the Partnership and clarification of strategic direction for our investors.  This subjective evaluation that performance had substantially exceeded expectations occurred with the background and ongoing context of detailed board and committee refinements of the 2010 business priorities both before the beginning of and during the year, continued board and committee discussion and active dialogue with management about priorities in subsequent board and committee meetings, and further board and committee discussion of performance relative to expectations following the end of 2010. The extensive business and board experience of the Compensation Committee and of the Targa Board provide the perspective to make this subjective assessment in a qualitative manner to evaluate management performance overall and the performance of the executive officers. The named executive officers received the following bonus awards, which are equivalent to the same average percentage of target as the Company bonus pool:

Rene R. Joyce	$855,000
Jeffrey J. McParland	489,600
Joe Bob Perkins	593,280
James W. Whalen	593,280
Michael A. Heim	531,360
Matthew J. Meloy	224,100

In addition to the cash bonus awards approved under the Bonus Plan, in February 2011, the Compensation Committee approved an aggregate cash bonus pool of $1.5 million for our executive officers and two other employees in recognition of their role in extraordinary execution of the business priorities, completion of drop downs to the Partnership and clarification of our strategic direction in 2010.

Long-term Cash Incentives.  In January 2008 and 2009, we granted our executive officers cash-settled performance unit awards linked to the performance of the Partnership’s common units that will vest in June of 2011 and 2012, with the amounts vesting under such awards dependent on the Partnership’s performance compared to a peer-group consisting of the Partnership and 12 other publicly traded partnerships. The peer group companies for 2008 and 2009 were Energy Transfer Partners, ONEOK Partners, Copano, DCP Midstream, Regency Energy Partners, Plains All American Pipeline, MarkWest Energy Partners, Williams Energy Partners, Magellan Midstream, Martin Midstream, Enbridge Energy Partners, Crosstex and Targa Resources Partners LP.  The Compensation Committee has the ability to modify the peer-group in the event a peer company is no longer determined to be one of the Partnership’s peers. The cash settlement value of these performance unit awards will be the sum of the value of an equivalent Partnership common unit at the time of vesting plus associated distributions over the three year period multiplied by a performance vesting percentage which may be zero or range from 50% to 100%. This cash settlement value may be higher or lower than the Partnership common unit price at the time of the grant. If the Partnership’s performance equals or exceeds the performance for the median of the group, 100% of the award will vest. If the Partnership ranks tenth in the group, 50% of the award will vest, between tenth and seventh, 50% to 100% will vest based on an interpolated basis, and for a performance ranking lower than tenth, no amounts will vest. In January 2008, our named executive officers, who are also executive officers of the General Partner, received awards of performance units as follows: 4,000 performance units to Mr. Joyce, 2,700 performance units to Mr. McParland, 3,500 performance units to Mr. Perkins, 3,500 performance units to Mr. Whalen and 3,500 performance units to Mr. Heim. In August 2008, Mr. Meloy received an award of 1,500 performance units. In January 2009, the named executive officers received awards of performance units as follows: 34,000 performance units to Mr. Joyce, 15,500 performance units to Mr. McParland, 20,800 performance units to Mr. Perkins and 20,800 performance units to Mr. Heim. In August 2009, Mr. Meloy received an award of 7,500 performance units.

In addition to the January 2009 grants, in December 2009, our executive officers were awarded performance units under our long-term incentive plan for the 2010 compensation cycle that will vest in June 2013 as follows: 18,025 performance units to Mr. Joyce, 13,464 performance units to Mr. Whalen, 9,350 performance units to Mr. McParland, 13,860 performance units to Mr. Perkins and 9,894 performance units to Mr. Heim. In August 2010, Mr. Meloy received an award of 4,000 performance units. The cash settlement value of these performance unit awards will be the sum of the value of an equivalent Partnership common unit at the time of vesting plus associated distributions over the three year period multiplied by a performance vesting percentage which may be zero or range from 25% to 150%. This cash settlement value may be higher or lower than the Partnership common unit price at the time of the grant. If the Partnership’s performance equals or exceeds the performance for the 25th percentile of the group but is less than or equal to the 50th percentile of the group, then 25% to 100% of the award will vest. If the Partnership’s performance equals or exceeds the performance for the 50th percentile of the group but is less than or equal to the 75th percentile of the group, then 100% to 150% of the award will vest. The vesting between the 25th percentile and the 50th percentile will be done on an interpolated basis between 25% and 100% and the vesting between the 50th percentile and 75th percentile will be done on an interpolated basis between 100% and 150%. If the Partnership’s performance is above the performance of the 75th percentile of the group, the performance percentage will be 150% and all amounts will vest. If the Partnership’s performance is below the performance of the 25th percentile of the group, the performance percentage will be zero and no amounts will vest. The performance period for these performance unit awards began on June 30, 2010 and ends on the third anniversary of such date.

Set forth below is the “performance for the median” of the peer group for each of the 2008, 2009 and 2010 grants and a comparison of the Partnership’s performance to the peer group as of December 31, 2010:

	Performance (1)
	Peer Group		Partnership
Grant	Median	Partnership	Position (2)
2008	43.5%	74.6%	1 of 13
2009 (January grants)	59.4%	100.6%	1 of 13
2009 (December grants)	16.8%	34.3%	100th percentile
2010	16.8%	34.3%	100th percentile

__________
(1)
Total return measured by (i) subtracting the average closing price per share/unit for the first ten trading days of the performance period (the “Beginning Price”) from the sum of (a) the average closing price per share/unit for the last ten trading days ending on the date that is 15 days prior to the end of the performance period plus (b) the aggregate amount of dividends/distributions paid with respect to a share/unit during such period (the result being referred to as the “Value Increase”) and (ii) dividing the Value Increase by the Beginning Price. The performance period for the 2008 and January 2009 awards begins on June 30, 2008 and June 30, 2009 while the December 2009 and 2010 awards begins on June 30, 2010, and all awards end on the third anniversary of such dates.

(2)	The Partnership’s position for the December 2009 and the 2010 grants is measured by the Partnership’s placement in a particular quartile rather than its specific rank against the peer group.

Health and Welfare Benefits.  For 2010, our named executive officers participated in our health and welfare benefit programs, including medical, health, life insurance, dental coverage and disability insurance, on the same basis as all of our other employees.

Perquisites.  Consistent with our compensation philosophy, we did not pay for perquisites for any of our named executive officers during 2010, other than parking subsidies.

Changes for 2011

Base Salary. The 2010 increase in base pay for the key employees closed only approximately one-half of the gap in executive compensation highlighted by the review referred to above under “—The Role of Peer Groups and Benchmarking.”  In order to begin closing this remaining gap in compensation, the Compensation Committee authorized and executive management will implement, the following increased base salaries for our named executive officers effective April 1, 2011:

Rene R. Joyce	$547,000
Jeffrey J. McParland	389,000
Joe Bob Perkins	468,000
James W. Whalen	468,000
Michael A. Heim	415,000
Matthew J. Meloy	235,000

With this move in base salaries, the gap will be reduced by approximately one-half.

Annual Cash Incentives.  In light of recent economic and financial events, Senior Management developed and proposed a set of strategic priorities to the Compensation Committee. In February 2011, the Compensation Committee approved our 2011 Annual Incentive Compensation Plan (the “2011 Bonus Plan”), the cash bonus plan for performance during 2011, and established the following eight key business priorities: (i) continue to control all operating, capital and general and administrative costs, (ii) invest in our businesses, (iii) continue priority emphasis and strong performance relative to a safe workplace, (iv) reinforce business philosophy and mindset that promotes compliance with all aspects of our business including environmental and regulatory compliance, (v) continue to manage tightly credit, inventory, interest rate and commodity price exposures, (vi) execute on major capital and development projects, such as finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding, (vii) pursue selected growth opportunities, including new gathering and processing build-outs leveraging our NGL logistics platform for  development projects, other fee-based capex projects and potential purchases of strategic assets and (viii) execute on all business dimensions to maximize value and manage risks. The Compensation Committee also established the following overall threshold, target and maximum levels for the Company’s bonus pool: 50% of the cash bonus pool for the threshold level; 100% for the target level and 200% for the maximum level. As with the Bonus Plan, funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee. The market-based base salary bonus percentages for the named executive officers used in determining the annual cash incentives were increased in connection with the increases in base salary in 2010.

Long-term Incentives.  On February 14, 2011, our named executive officers were awarded restricted common stock of the Company under our stock incentive plan for the 2011 compensation cycle that will vest in three years from the grant date as follows: 7,690 shares to Mr. Joyce, 4,250 shares to Mr. Perkins, 4,250 shares to Mr. Whalen, 3,770 shares to Mr. Heim, 3,540 shares to Mr. McParland, and 1,260 shares to Mr. Meloy.

On February 17, 2011, our named executive officers were awarded equity-settled performance units under the Partnership’s long-term incentive plan for the 2011 compensation cycle that will vest in June 2014 as follows: 21,110 performance units to Mr. Joyce, 11,690 performance units to Mr. Perkins, 11,690 performance units to Mr. Whalen, 10,360 performance units to Mr. Heim, 9,710 performance units to Mr. McParland, and 3,470 performance units to Mr. Meloy.  The settlement value of these performance unit awards will be determined using the formula adopted for the performance unit awards granted in December 2009.

Compensation Committee Interlocks and Insider Participation

The Partnership’s general partner does not maintain a compensation committee. The following officers of the Partnership’s general partner participated in deliberations of Targa’s Compensation Committee concerning executive officer compensation during 2010: Messrs. Joyce and Perkins. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of certain relationships and related-party transactions.

Compensation Committee Report

In fulfilling its oversight responsibilities, the Board has reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report. Based on these reviews and discussions, the Board recommended that the compensation discussion and analysis be included in the Annual Report for the year ended December 31, 2010 for filing with the SEC.

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Rene R. Joyce
James W. Whalen
Peter R. Kagan
In Seon Hwang
Robert B. Evans
Barry R. Pearl
William D. Sullivan

Executive Compensation Tables

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2010, 2009 and 2008. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

	Summary Compensation Table for 2010
				Non-Equity
			Stock	Incentive Plan	All Other
			Awards	Compensation	Compensation	Total
Name	Year	Salary	($) (2) (3)	(4)	(5)	Compensation
Rene R. Joyce	2010	$410,000	$2,664,750	$855,000	$22,410	$3,952,160
Chief Executive Officer	2009	337,500	1,398,946	510,000	20,187	2,266,633
	2008	322,500	148,400	247,500	19,205	737,605

Jeffrey J. McParland (1)	2010	305,500	1,234,200	489,600	20,655	2,049,955
President - Finance &	2009	265,000	683,450	400,500	20,061	1,369,011
Administration	2008	253,000	110,170	194,250	19,031	576,451

Joe Bob Perkins	2010	361,250	1,495,560	593,280	20,448	2,470,538
President	2009	303,750	970,109	459,000	20,129	1,752,988
	2008	290,250	129,850	222,750	19,124	661,974

James W. Whalen (1)	2010	356,750	1,495,560	593,280	22,328	2,467,918
Executive Chairman of the	2009	297,000	543,150	445,500	19,936	1,305,586
Board	2008	290,250	129,850	222,750	18,871	661,721

Michael A. Heim
Executive Vice President and	2010	328,000	1,339,470	531,360	21,776	2,220,606
Chief Operating Officer	2009	281,000	810,117	424,500	20,089	1,535,706
	2008	268,750	129,850	206,250	19,071	623,921

Matthew J. Meloy (1)	2010	195,625	493,350	224,100	19,740	932,815
Senior Vice President, Chief
Financial Officer and Treasurer

____________
(1)
Mr. McParland became President, Finance and Administration in December 2010 and previously served as Executive Vice President and Chief Financial Officer.  Mr. Whalen became Executive Chairman of the Board of Directors in December 2010 and previously served as President, Finance and Administration. Mr. Meloy was promoted to Senior Vice President and Chief Financial Officer in December 2010.  Prior to his promotion, Mr. Meloy served as Vice President—Finance and Treasurer.

(2)
The Summary Compensation Table for 2010 does not reflect the following awards granted to the named executive officers by Targa Resources Corp. in connection with its initial public offering: (i) the grant date fair value of bonus stock approved on December 6, 2010 and granted on December 10, 2010 as follows: Mr. Joyce—$2,693,658; Mr. McParland—$1,928,124; Mr. Perkins—$2,336,400; Mr. Whalen—$2,336,400; and Mr. Heim—$1,360,150; (ii) a $732,000 cash bonus awarded on December [10], 2010 by Targa Resources Corp. to Mr. Heim in lieu of additional equity and (iii) the following cash bonuses: Mr. Joyce—$265,067; Mr. McParland—$189,732; Mr. Perkins—$229,911; and Mr. Heim—$205,915. The cost of these awards has not been, and will not be, allocated to the Partnership. Please see “Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Bonus Stock Awards” and “Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Annual Cash Incentives.”

(3)
The restricted stock awards in 2010 to executive officers were made based upon the recommendation of the compensation consultant using market-based precedent and market-based amounts to provide a one-time retention and incentive award in connection with our transition from a private to a public company.   Please see “Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements.”  Amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note [12] to our Consolidated Financial Statements beginning on page F-1. Detailed information about the amount recognized for specific awards is reported in the table under “—Grants of Plan-Based Awards” below.  The grant date fair value of a common stock award approved on December 6, 2010 and granted on December 10, 2010, assuming vesting will occur, is $22.00.

(4)	Amounts represent awards granted pursuant to our Bonus Plan. See the narrative to the section titled “—Grants of Plan-Based Awards” below for further information regarding these awards.
(5)
For 2010 “All Other Compensation” includes the (i) aggregate value of matching and non-matching contributions to our 401(k) plan and (ii) the dollar value of life insurance coverage provided by the Company.

	401(k) and Profit	Dollar Value of
Name	Sharing Plan	Life Insurance	Total
Rene R. Joyce	$19,600	$2,810	$22,410
Jeffrey J. McParland	19,600	1,304	20,904
Joe Bob Perkins	19,600	848	20,448
James W. Whalen	19,600	2,738	22,338
Michael A. Heim	19,600	2,176	21,776
Matthew J. Meloy	19,600	140	19,740

Grants of Plan Based Awards

The following table and the footnotes thereto provide information regarding grants of plan-based equity and non-equity awards made to the named executive officers during 2010:

	Grants of Plan Based Awards for 2010
			Estimated Possible Payouts Under			All Other Stock	Grant Date Fair
			Non-Equity Incentive Plan Awards (1)			Awards: Number of	Value of
	Grant	Approval				Shares of Stocks	Stock and
Name	Date	Date	Threshold	Target	2X Target	or Units (2)(3)	Option Awards (3)
Mr. Joyce	N/A		$237,500	$475,000	$950,000
	12/10/10	12/06/10				121,125	$2,644,750

Mr. McParland	N/A		136,000	272,000	544,000
	12/10/10	12/06/10				56,100	1,234,200

Mr. Perkins	N/A		164,800	329,000	659,200
	12/10/10	12/06/10				67,980	1,495,560

Mr. Whalen	N/A		164,800	329,600	659,200
	12/10/10	12/06/10				67,980	1,495,560

Mr. Heim	N/A		147,600	295,200	590,400
	12/10/10	12/06/10				60,885	1,339,470

Mr. Meloy	N/A		41,500	83,000	166,000
	12/10/10	12/06/10				22,425	493,350

____________
(1)
These awards were granted under the Bonus Plan. At the time the Bonus Plan was adopted, the estimated future payouts in the above table under the heading “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” represented the portion of the cash bonus pool available for awards to the named executive officers under the Bonus Plan based on the three performance levels. In February 2011, the Compensation Committee approved a bonus award for the named executive officers equal to 1.8x of the target. See “—Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Annual Cash Incentives.”

(2)
Represents restricted common stock awards that were granted under our 2010 Incentive Plan.  The stock awards to executive officers were made based upon the recommendation of the compensation consultant using market-based precedent and market-based amounts to provide a one-time retention and incentive award in connection with our transition from a private to a public company.

(3)
The Grants of Plan Based Awards for 2010 table does not reflect the following awards granted to the named executive officers by Targa Resources Corp. in connection with its initial public offering: (i) bonus stock awards approved on December 6, 2010 and granted on December 10, 2010 as follows: Mr. Joyce—122,439 shares; Mr. McParland—87,642 shares; Mr. Perkins—106,200 shares; Mr. Whalen—106,200 shares; and Mr. Heim—61,825 shares; and (ii) the grant date fair value of such bonus stock as follows: Mr. Joyce—$2,693,658; Mr. McParland—$1,928,124; Mr. Perkins—$2,336,400; Mr. Whalen—$2,336,400; and Mr. Heim—$1,360,150. The cost of these awards has not been, and will not be, allocated to the Partnership. Please see “Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Bonus Stock Awards.”

(4)
The dollar amounts shown for the restricted common stock awards approved on December 6, 2010 and granted on December 10, 2010 are determined by multiplying the shares reported in the table by $22.00 (the grant date fair value of awards computed in accordance with FASB ASC Topic 718).

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2010 salaries, bonuses, incentive plans and awards is included in “—Executive Compensation—Compensation Discussion and Analysis.”

2010 Stock Incentive Plan

Restricted Stock Awards.  Subject to the terms of the applicable restricted stock agreement, restricted stock granted under the 2010 Incentive Plan during 2010 has a vesting period of two years from the date of grant (with respect to 60% of the shares awarded) and three years from the date of grant (with respect to 40% of the shares awarded).  The named executive officers have all of the rights of a stockholder of the Company with respect to the restricted stock granted in 2010 including, without limitation, voting rights. The named executive officers do not have the right to receive any dividends or other distributions, including any special or extraordinary dividends or distributions, with respect to the restricted stock granted in 2010 unless and until the restricted stock vests. Dividends on unvested restricted stock are credited to an unfunded account maintained by the Company. These credited dividends are paid to the employee when the shares of restricted stock vest. In the event all or any portion of the restricted stock granted in 2010 fails to vest, such restricted stock and dividends will be forfeited to us.

Bonus Stock Awards.  Bonus stock awarded in 2010 is not subject to any vesting or forfeiture provisions.

Please see “—Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation for Named Executive Officers—New Incentive Plan” and “—Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Equity Ownership” for a detailed discussion of the grants of restricted stock and bonus stock.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding each stock option and other equity-based awards outstanding as of December 31, 2010 for each of our named executive officers.

	Outstanding Equity Awards at 2010 Fiscal Year-End
	Stock Awards
			Equity Incentive Plan	Equity Incentive Plan
	Number of	Market Value	Awards: Number of	Awards: Market or
	Shares of	of Shares of	Unearned	Payout Value of
	Stock That	Stock That	Performance Units	Unearned Performance
	Have not	Have not	That have not	Units That have not
Name	Vested (1)	Vested (2)	Vested (3)	Vested (4)
Rene R. Joyce	121,125	$3,247,361	56,025	$2,263,953
Jeffrey J. McParland	56,100	1,504,041	27,550	1,113,254
Joe Bob Perkins	67,980	1,822,544	38,160	1,542,127
James W. Whalen	67,980	1,822,544	16,964	686,185
Michael A. Heim	60,885	1,632,327	34,194	1,381,504
Matthew J. Meloy	22,425	601,214	13,000	525,233

____________
(1)	Represents shares of our restricted common stock awarded on December 10, 2010. These shares vest as follows: 60% on December 10, 2012 and 40% on December 10, 2013.
(2)
The dollar amounts shown are determined by multiplying the number of shares of common stock reported in the table by the sum of the closing price of a share of common stock on December 31, 2010 ($26.81).

(3)
Represents the number of performance units awarded on January 17, 2008, January 22, 2009 and December 3, 2009 under our long-term incentive plan. With respect to Mr. Meloy, the performance units were granted on October 1, 2008, August 4, 2009 and August 2, 2010. These awards vest in June 2011, June 2012, and June 2013, based on the Partnership’s performance over the applicable period measured against a peer group of companies. These awards are discussed in more detail under the heading “—Executive Compensation—Compensation Discussion and Analysis—Application of Compensation Elements—Long-Term Cash Incentives.”

(4)
The dollar amounts shown are determined by multiplying the number of performance units reported in the table by the sum of the closing price of a common unit of the Partnership on December 31, 2010 ($33.96) and the related distribution equivalent rights for each award and assume full payout under the awards at the time of vesting.

Option Exercises and Stock Vested in 2010

The following table provides the amount realized during 2010 by each named executive officer upon the exercise of options and upon the vesting of our restricted common stock and performance units.

	Option Exercises and Stock Vested for 2010
	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (1)	on Exercise	Vesting (2)	on Vesting (3)
Rene R. Joyce	155,447	$459,957	15,000	$499,406
Jeffrey J. McParland	108,556	324,555	8,200	273,009
Joe Bob Perkins	117,241	350,520	10,800	359,573
James W. Whalen	45,158	135,012	10,800	359,573
Michael A. Heim	127,946	377,735	10,000	332,938
Matthew J. Meloy	15,942	43,162	3,000	99,881

____________
(1)
At the time of exercise of the stock options, the common stock acquired upon exercise had a value of $3.46 per share. This value was determined by an independent consultant pursuant to a valuation of our common stock dated June 2, 2010.

(2)	Represents performance units granted in February 2007 that vested in August 2010 and were settled by cash payment.
(3)	Computed by multiplying the number of performance units by the value of an equivalent Partnership common unit at the time of vesting and adding associated distributions over the vesting period.

Change in Control and Termination Benefits

2010 Incentive Plan. If a Change in Control (as defined below) occurs and the named executive officer has remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs, then the restricted stock granted to him under our form of restricted stock agreement (the “Stock Agreement”) and related dividends then credited to him will fully vest on the date upon which such Change in Control occurs.

Restricted stock granted to a named executive officer under the Stock Agreement and related dividends then credited to him will fully vest if his employment is terminated by reason of death or a Disability (as defined below). If a named executive officer’s employment with us is terminated for any reason other than death or Disability, then his unvested restricted stock is forfeited to us for no consideration.

The following terms have the specified meanings for purposes of the 2010 Incentive Plan and Stock Agreement:

•
Affiliate means any corporation, partnership (including the Partnership), limited liability company or partnership, association, trust, or other organization which, directly or indirectly, controls, is controlled by, or is under common control with, the Company.  For purposes of the preceding sentence, “control” (including, with correlative meanings, the terms “controlled by” and “under common control with”), as used with respect to any entity or organization, shall mean the possession, directly or indirectly, of the power (i) to vote more than 50% of the securities having ordinary voting power for the election of directors of the controlled entity or organization or (ii) to direct or cause the direction of the management and policies of the controlled entity or organization, whether through the ownership of voting securities or by contract or otherwise.

•
Change in Control means the occurrence of one of the following events: (i) any Person, including a “group” as contemplated by section 13(d)(3) of the Exchange Act (other than Warburg Pincus LLC or any other Affiliate), acquires or gains ownership or control (including, without limitation, the power to vote), by way of merger, consolidation, recapitalization, reorganization or otherwise, of more than 50% of the outstanding shares of the Company’s voting stock (based upon voting power) or more than 50% of the combined voting power of the equity interests in the Partnership or the general partner of the Partnership; (ii) the completion of a liquidation or dissolution of the Company or the approval by the limited partners of the Partnership, in one or a series of transactions, of a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by the Company of all or substantially all of its assets in or more transactions to any Person other than Warburg Pincus LLC or any other Affiliate; (iv) the sale or disposition by either the Partnership or the general partner of the Partnership of all or substantially all of its assets in one or more transactions to any Person other than to Warburg Pincus LLC, Targa Resources GP LLC, or any other Affiliate; (v) a transaction resulting in a Person other than Targa Resources GP LLC or an Affiliate being the general partner of the Partnership; or (vi) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Company’s board of directors. Notwithstanding the foregoing, with respect to an award under the 2010 Incentive Plan that is subject to section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and with respect to which a Change in Control will accelerate payment, “Change in Control” shall mean a “change of control event” as defined in the regulations and guidance issued under section 409A of the Code.

•	Disability means a disability that entitles the named executive officer to disability benefits under our long-term disability plan.

•
Person means an individual or a corporation, limited liability company, partnership, joint venture, trust, unincorporated organization, association, government agency or political subdivision thereof, or other entity.

The following table reflects payments that would have been made to each of the named executive officers under the 2010 Incentive Plan and related agreements in the event there was a Change in Control or their employment was terminated, each as of December 31, 2010.

		Termination for
Name	Change of Control (1)	Death or Disability (1)
Rene R. Joyce	$3,247,361	$3,247,361
Jeffrey J. McParland	1,504,041	1,504,041
Joe Bob Perkins	1,822,544	1,822,544
James W. Whalen	1,822,544	1,822,544
Michael A. Heim	1,632,327	1,632,327
Matthew J. Meloy	601,214	601,214

____________
(1)	Amounts relate to the unvested shares of restricted stock of the Company granted on December 10, 2010.

Long-Term Incentive Plan.  If a Change of Control (as defined below) occurs during the performance period established for the performance units and related distribution equivalent rights granted to a named executive officer under our form of Performance Unit Grant Agreement (a “Performance Unit Agreement”), the performance units and related distribution equivalent rights then credited to a named executive officer will be cancelled and the named executive officer will be paid an amount of cash equal to the sum of (i) the product of (a) the Fair Market Value (as defined below) of a common unit of the Partnership multiplied by (b) the number of performance units granted to the named executive officer, plus (ii) the amount of distribution equivalent rights then credited to the named executive officer, if any.

Performance units and the related distribution equivalent rights granted to a named executive officer under a Performance Unit Agreement will be automatically forfeited without payment upon the termination of his employment with us and our affiliates, except that: if his employment is terminated by reason of his death, a disability that entitles him to disability benefits under our long-term disability plan or by us other than for Cause (as defined below), he will be vested in his performance units that he is otherwise qualified to receive payment for based on achievement of the performance goal at the end of the Performance Period.

 The following terms have the specified meanings for purposes of our long-term incentive plan:

•
Change of Control means (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than an affiliate of us, becoming the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Partnership or its general partner, (ii) the limited partners of the Partnership approving, in one or a series of transactions, a plan of complete liquidation of the Partnership, (iii) the sale or other disposition by either the Partnership or the General Partner of all or substantially all of its assets in one or more transactions to any person other than the General Partner or one of the General Partner’s affiliates or (iv) a transaction resulting in a person other than the Partnership’s general partner or one of such general partner’s affiliates being the general partner of the Partnership. With respect to an award subject to Section 409A of the Code, Change of Control will mean a “change of control event” as defined in the regulations and guidance issued under Section 409A of the Code.

•
Fair Market Value means the closing sales price of a common unit of the Partnership on the principal national securities exchange or other market in which trading in such common units occurs on the applicable date (or if there is not trading in the common units on such date, on the next preceding date on which there was trading) as reported in The Wall Street Journal (or other reporting service approved by the Compensation Committee). In the event the common units are not traded on a national securities exchange or other market at the time a determination of fair market value is required to be made, the determination of fair market value shall be made in good faith by the Compensation Committee.

•
Cause means (i) failure to perform assigned duties and responsibilities, (ii) engaging in conduct which is injurious (monetarily of otherwise) to us or our affiliates, (iii) breach of any corporate policy or code of conduct established by us or our affiliates or breach of any agreement between the named executive officer and us or our affiliates or (iv) conviction of a misdemeanor involving moral turpitude or a felony. If the named executive officer is a party to an agreement with us or our affiliates in which this term is defined, then that definition will apply for purposes of our long-term incentive plan and the Performance Unit Agreement.

The following table reflects payments that would have been made to each of the named executive officers under our long-term incentive plan and related agreements in the event there was a Change of Control or their employment was terminated, each as of December 31, 2010.

			Termination for
Name	Change of Control		Death or Disability
Rene R. Joyce	$2,049,196	(1)	$2,049,196	(1)
Jeffrey J. McParland	1,008,188	(2)	1,008,188	(2)
Joe Bob Perkins	1,394,083	(3)	1,394,083	(3)
James W. Whalen	608,637	(4)	608,637	(4)
Michael A. Heim	1,255,173	(5)	1,255,173	(5)
Matthew J. Meloy	477,053	(6)	477,053	(6)

____________
(1)
Of this amount, $135,840 and $20,800 relate to the performance units and related distribution equivalent rights granted on January 17, 2008; $1,154,640 and $106,590 relate to the performance units and related distribution equivalent rights granted on January 22, 2009; and $612,129 and $19,197 relate to the performance units and related distribution equivalent rights granted on December 3, 2009.

(2)
Of this amount, $91,692 and $14,040 relate to the performance units and related distribution equivalent rights granted on January 17, 2008; $526,380 and $48,593 relate to the performance units and related distribution equivalent rights granted on January 22, 2009; and $317,526 and $9,958 relate to the performance units and related distribution equivalent rights granted on December 3, 2009.

(3)
Of this amount, $118,860 and $18,200 relate to the performance units and related distribution equivalent rights granted on January 17, 2008; $706,368 and $65,208 relate to the performance units and related distribution equivalent rights granted on January 22, 2009; and $470,686 and $14,761 relate to the performance units and related distribution equivalent rights granted on December 3, 2009.

(4)
Of this amount, $118,860 and $18,200 relate to the performance units and related distribution equivalent rights granted on January 17, 2008; $0 and $0 relate to the performance units and related distribution equivalent rights granted on January 22, 2009; and $457,237 and $14,339 relate to the performance units and related distribution equivalent rights granted on December 3, 2009.

(5)
Of this amount, $118,860 and $18,200 relate to the performance units and related distribution equivalent rights granted on January 17, 2008; $706,368 and $65,208 relate to the performance units and related distribution equivalent rights granted on January 22, 2009; and $336,000 and $10,537 relate to the performance units and related distribution equivalent rights granted on December 3, 2009.

(6)
Of this amount, $50,940and $7,800 relate to the performance units and related distribution equivalent rights granted on October 1, 2008; $254,700 and $23,513 relate to the performance units and related distribution equivalent rights granted on August 4, 2009; and $135,840 and $4,260 relate to the performance units and related distribution equivalent rights granted on August 1, 2010.

2005 Incentive Plan. No payments would have been made to each of the named executive officers under the 2005 Incentive Plan and related agreements in the event there was a Change of Control or their employment was terminated, each as of December 31, 2010.

The following table reflects the aggregate payments that would have been made to each of the named executive officers under the 2010 Incentive Plan, the Long-Term Incentive Plan and related agreements in the event there was a Change in Control/Change of Control or their employment was terminated, each as of December 31, 2010.

		Termination for
Name	Change of Control	Death or Disability
Rene R. Joyce	$5,296,557	$5,296,557
Jeffrey J. McParland	2,512,229	2,512,229
Joe Bob Perkins	3,216,627	3,216,627
James W. Whalen	2,431,181	2,431,181
Michael A. Heim	2,887,500	2,887,500
Matthew J. Meloy	1,078,267	1,078,267

Director Compensation

The following table sets forth the compensation earned by the General Partner’s non-employee directors for 2010:

	Director Compensation for 2010
	Fees Earned	Stock
	of Paid	Awards	Total
Name	in Cash	($) (3)	Compensation
Robert B. Evans (1)(2)	$148,500	$53,213	$201,713
Chansoo Joung (1)(2)	56,500	53,213	109,713
Peter R. Kagan (1)(2)	55,000	53,213	108,213
Barry R. Pearl (1)(2)	180,000	53,213	233,213
William D. Sullivan (1)(2)	148,500	53,213	201,713

____________
(1)
On January 22, 2010, Messrs. Evans, Joung, Kagan, Pearl and Sullivan each received 2,250 common units of the Partnership in connection with their service on the Board of Directors of the Partnership’s general partner (the “Board”). The grant date fair value of each common unit granted to each of these named individuals computed in accordance with FAS 123R was $23.65, based on the closing price of the common units on the day prior to the grant date.

(2)
As of December 31, 2010, Mr. Evans held 26,150 common units, Messrs. Joung and Kagan each held 10,250 common units, Mr. Pearl held 12,550 common units and Mr. Sullivan held 14,950 common units of the Partnership.

(3)
Amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of common unit awards contained in the Notes to Consolidated Financial Statements at Note 13 included in this annual report.

Narrative to Director Compensation Table

For 2010, each of the General Partner’s independent directors received an annual cash retainer of $40,000 and the chairman of the General Partner’s Audit Committee received an additional annual retainer of $20,000. All of the General Partner’s independent directors receive $1,500 for each of the General Partner’s Board, Audit Committee and Conflicts Committee meetings attended. Payment of independent director fees is generally made twice annually, at the second regularly scheduled meeting of the General Partner’s Board and the final regularly scheduled meeting of the General Partner’s Board for the fiscal year. All independent directors are reimbursed for out-of-pocket expenses incurred in attending the General Partner’s Board and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, the Summary Compensation Table reflects total compensation received by Messrs. Joyce and Whalen for services performed for the General Partner and its affiliates.

Director Long-term Equity Incentives.  The Partnership made equity-based awards in January 2010 to the General Partner’s non-management and independent directors under the Partnership’s long-term incentive plan. These awards were determined by us and approved by the General Partner’s Board. Each of these directors received an award of 2,250 restricted units, which will settle with the delivery of Partnership common units. The Partnership made similar grants under its long-term incentive plan to Targa’s independent directors. All of these awards are subject to three-year vesting, without a performance condition and vest ratably on each anniversary of the grant. The awards are intended to align the long-term interests of the General Partner’s directors with those of the Partnership’s unitholders. The independent and non-management directors of the General Partner and Targa’s independent directors currently participate in the Partnership’s plan.

Changes for 2011

Director Compensation.  In February 2011, the Board approved changes to director compensation for the 2011 fiscal year. For 2011, each independent director of the General Partner will receive an annual cash retainer of $50,000.

Director Long-term Equity Incentives.  In February 2011, each of the General Partner’s non-management and independent directors received an award of 2,120 common units under the Partnership’s long-term incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our units and of Targa common stock, as applicable, as of February 25, 2011 held by:

•	each person who then beneficially owns 5% or more of the then outstanding units;
•	all of the directors of Targa Resources GP LLC;
•	each named executive officer of Targa Resources GP LLC; and
•	all directors and executive officers of Targa Resources GP LLC as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the unitholders identified in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them. Percentage ownership calculations for any unitholder listed in the table below are based on 42,349,738 shares of Targa’s common stock and 84,756,009 of our common units outstanding on February 25, 2011.

	Targa Resources Partners LP		Targa Resources Corp.
		Percentage		Percentage
	Common	of Common	Common	of Common
	Units	Units	Stock	Stock
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned (2)	Owned	Owned	Owned
Targa Resources Corp. (3)	11,645,659	13.7%	-	-
Tortoise Capital Advisors, LLC (4)	7,033,000	8.3%
Rene R. Joyce	81,000	*	1,122,596	2.7%
Joe Bob Perkins	32,100	*	914,058	2.2%
Michael A. Heim	8,000	*	815,552	1.9%
Jeffrey J. McParland	16,500	*	757,316	1.8%
James W. Whalen	111,152	*	637,679	1.5%
Matthew J Meloy	6,000	*	79,599	*
In Seon Hwang (3)	2,120	*	13,891,741	32.8%
Peter R. Kagan (3)	12,370	*	13,891,741	32.8%
Robert B. Evans	28,270	*	-	-
Barry R. Pearl	14,670	*	-	-
William D. Sullivan	17,070	*	-	-

All directors and executive officers
as a group (14 persons)	370,252	*	19,582,931	46.2%
* Less than 1%

(1)
Unless otherwise indicated, the address for all beneficial owners in this table is 1000 Louisiana, Suite 4300, Houston, Texas 77002 and the nature of the beneficial ownership for all the equity securities is sole voting and investment power.

(2)
The common units presented as being beneficially owned by our directors and executive officers do not include the common units held indirectly by Targa Resources Corp. that may be attributable to such directors and officers based on their ownership of equity interests in Targa Resources Corp.

(3)
The units attributed to Targa Resources Corp. are held by three indirect wholly-owned subsidiaries, Targa GP Inc., Targa LP Inc., and Targa Versado Holdings LP. Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership and two affiliated partnerships, Warburg Pincus Netherlands Private Equity VII C.V.I., a company organized under the laws of the Netherlands, and WP-WP VIII Investors, LP, a Delaware limited partnership, (together “WP VIII”), and Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership (“WP IX”), in the aggregate own, on a fully diluted basis, approximately 33% of the equity interests of Targa Resources Corp. The general partner of WP VIII is Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners LLC”), and the general partner of WP IX is Warburg Pincus IX, LLC, a New York limited liability company, of which WP Partners LLC is the sole member. Warburg Pincus & Co., a New York general partnership (“WP”), is the managing member of WP Partners LLC. WP VIII and WP IX are managed by Warburg Pincus LLC, a New York limited liability company (“WP LLC”). The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017. Messrs. Hwang and Kagan are Partners of WP and Managing Directors and Members of WP LLC. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Hwang, Kagan, Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities.

(4)
The business address for Tortoise Capital Advisors, L.L.C. (“TCA”) is 11550 Ash Street, Suite 300, Leawood, Kansas 66211. TCA acts as an investment advisor to certain closed-end investment companies registered or regulated under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owners under Rule 13d-3 of the Act of the securities they own of record because they have the right to acquire investment and voting power and dispositive power over the securities owned of record by these investment companies. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. Of the 7,033,000 common units reported as beneficially held by TCA, TCA has reported that it has shared voting power with respect to 7,033,000 of these common units and shared dispositive power with respect to all of the common units. None of the securities listed are owned of record by TCA, and TCA disclaims any beneficial interest in such securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2010 regarding our long-term incentive plan under which our common units are authorized for issuance to employees, consultants and directors of us, our general partner and its affiliates. Our sole equity compensation plan is our long-term incentive plan, which was approved by our partners prior to our initial public offering.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders			1,600,250
Equity compensation plans not approved by security holders
Total			$1,600,250

Generally, awards of restricted units under our long-term incentive plan to our officers and employees are subject to vesting over time as determined by the board of our general partner and, prior to vesting, are subject to forfeiture. Long-term incentive plan awards may vest in other circumstances, as approved by the board of our general partner and reflected in an award agreement. Restricted common units are issued, subject to vesting, on the date of grant.  The board of our general partner may provide that distributions on restricted units are subject to vesting and forfeiture provisions, in which cash such distributions would be held, without interest, until they vest or are forfeited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of February 25, 2011, our general partner and Targa and affiliates owned 12,015,911 common units representing an aggregate 14.2% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights.

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
general partner and its affiliates as the holders of
12,015,911 common units, and 2% to our general
partner. In addition, if distributions exceed the
minimum quarterly distribution and other higher
target distribution levels, our general partner will be
entitled to increasing percentages of the distributions,
up to 50% of the distributions above the highest
target distribution level.

Assuming we have sufficient available cash to pay the
full minimum quarterly distribution on all of our
outstanding units for four quarters, our general
partner and its affiliates would receive an annual
distribution of approximately $2.3 million on their
general partner units and $15.7 million on their
common units.

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

Purchase and Sale Agreements

On April 27, 2010, we closed on our previously announced acquisition of (i) 100% of the limited partner interests in Targa Midstream Services Limited Partnership (“TMS”), (ii) 100% of the limited liability company interests in Targa Gas Marketing LLC (“TGM”), (iii) 100% of the limited partner interests in Targa Permian LP (“Permian”), (iv) 100% of the limited partner interests in Targa Straddle LP (“Targa Straddle”) and (v) 100% of the limited liability company interests in Targa Straddle GP LLC (“Targa Straddle GP”) for aggregate consideration of $420 million, subject to certain adjustments. Pursuant to the Permian/Straddle Purchase Agreement, Targa has indemnified us, our affiliates and our respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against (i) all losses that we incur arising from any breach of their representations, warranties or covenants in the Permian/Straddle Purchase Agreement and (ii) certain environmental, operational and litigation matters. We have indemnified Targa, their affiliates and their respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against all losses that they  incur arising from or out of (i) the business or operations of the Permian/Straddle Business (whether relating to periods prior to or after the closing of the acquisition of the Permian/Straddle Business) to the extent such losses are not matters for which they  have indemnified us or (ii) any breach of our representations, warranties or covenants in the Permian/Straddle Purchase Agreement. Certain of Targa’s indemnification obligations are subject to an aggregate deductible of $6.3 million and a cap equal to $46.2 million. In addition, these parties’ reciprocal indemnification obligations for certain tax liability and losses are not subject to the deductible and cap. Targa’s environmental indemnification was limited to matters for which they receive notice and a claim for indemnification prior to the second anniversary of the closing. Indemnification claims for breaches of representations and warranties (other than for certain fundamental representations and warranties) must be delivered to Targa prior to the first anniversary of the closing. We have given no claims for indemnification under the Permian/Straddle Purchase Agreement.

On August 25, 2010, we closed on our previously announced acquisition of Targa’s interests in Versado (“Versado”).  We acquired (i) all of the member interests in Targa Versado GP LLC (“Targa Versado GP”) and (ii) all of the limited partner interests in Targa Versado LP (“Targa Versado LP”), for aggregate consideration of $247.2 million, subject to certain adjustments, including the issuance to Targa of 89,813 common units and the issuance to our general partner of 1,833 general partner units, enabling our general partner to maintain its 2% general partner interest in us. Targa Versado GP and Targa Versado LP, collectively, own the interests in Versado. Pursuant to the Versado Purchase Agreement, Targa indemnified us, our affiliates and our respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against (i) all losses that they incur arising from any breach of our representations, warranties or covenants in the Versado Purchase Agreement and (ii) certain environmental matters. We have indemnified Targa, their affiliates and their respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against all losses that they incur arising from or out of (i) the business or operations of Targa Versado GP and Targa Versado LP (whether relating to periods prior to or after the closing of the acquisition of the interests in Versado) to the extent such losses are not matters for which Targa has indemnified us or (ii) any breach our representations, warranties or covenants in the Versado Purchase Agreement. Certain of Targa’s indemnification obligations are subject to an aggregate deductible of $3.4 million and a cap equal to $25.3 million. In addition, the parties’ reciprocal indemnification obligations for certain tax liability and losses are not subject to the deductible and cap. Pursuant to the Versado Purchase Agreement, Targa also agreed to reimburse us for maintenance capital expenditure amounts incurred by us or our subsidiaries in respect of certain New Mexico Environmental Department capital projects.

On September 28, 2010, we closed on our previously announced acquisition of Targa’s interests in its Venice Operations (“VESCO”). We acquired all of the member interests in Targa Capital LLC (“Targa Capital”), for aggregate consideration of $175.6 million, subject to certain adjustments. Targa capital owns a 76.8% ownership interest in VESCO. Pursuant to the VESCO Purchase Agreement, Targa indemnified us, our affiliates and our respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against (i) all losses that they incur arising from any breach of our representations, warranties or covenants in the VESCO Purchase Agreement and (ii) certain environmental and litigation matters. We have  indemnified Targa, its affiliates and their respective officers, directors, employees, counsel, accountants, financial advisers and consultants from and against all losses that we incur arising from or out of (i) the business or operations of Targa Capital (whether relating to periods prior to or after the closing of the acquisition of Targa Capital) to the extent such losses are not matters for which they have indemnified us or (ii) any breach of our representations, warranties or covenants in the VESCO Purchase Agreement. Certain of Targa’s indemnification obligations are subject to an aggregate deductible of $2.5 million and a cap equal to $18.425 million. In addition, the parties’ reciprocal indemnification obligations for certain tax liability and losses are not subject to the deductible and cap.

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

Reimbursement of Operating and General and Administrative Expense

Under the terms of the Omnibus Agreement, we reimburse Targa for the payment of certain operating and direct expenses, including compensation and benefits of operating personnel, and for the provision of various general and administrative services for our benefit. Pursuant to these arrangements, Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. We reimburse Targa for the direct expenses to provide these services as well as other direct expenses it incurs on our behalf, such as compensation of operational personnel performing services for our benefit and the cost of their employee benefits, including 401(k), pension and health insurance benefits. Since October 1, 2010, after the final conveyance of assts to us from Targa, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, other than Targa’s direct costs of being a separate public reporting company.

During the nine-quarter period beginning with the fourth quarter of 2009 and continuing through the fourth quarter of 2011, Targa will provide distribution support to us in the form of a reduction in the reimbursement for general and administrative expense allocated to us if necessary (or make a payment to us, if needed) for a 1.0 times distribution coverage ratio, at the distribution level at the time of the dropdown of $0.5175 per limited partner unit, subject to maximum support of $8.0 million in any quarter. No distribution support has been necessary through the fourth quarter of 2010.

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

In February 2007, our general partner and we entered into Indemnification Agreements (each, an “Indemnification Agreement”) with each independent director of Targa Resources GP LLC (each, an “Indemnitee”). Each Indemnification agreement provides that each of us and Targa Resources GP LLC will indemnify and hold harmless each Indemnitee against Expenses (as defined in the Indemnification Agreement) to the fullest extent permitted or authorized by law, including the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. If such indemnification is unavailable as a result of a court decision and if we or Targa Resources GP LLC is jointly liable in the proceeding with the Indemnitee, we and Targa Resources GP LLC will contribute funds to the Indemnitee for his Expenses (as defined in the Indemnification Agreement) in proportion to relative benefit and fault of us or Targa Resources GP LLC on the one hand and Indemnitee on the other in the transaction giving rise to the proceeding.

Each Indemnification Agreement also provides that we and Targa Resources GP LLC will indemnify and hold harmless the Indemnitee against Expenses incurred for actions taken as a director or officer of us or Targa Resources GP LLC or for serving at the request of us or Targa Resources GP LLC as a director or officer or another position at another corporation or enterprise, as the case may be, but only if no final and non-appealable judgment has been entered by a court determining that, in respect of the matter for which the Indemnitee is seeking indemnification, the Indemnitee acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal proceeding, the Indemnitee acted with knowledge that the Indemnitee’s conduct was unlawful. The Indemnification Agreement also provides that we and Targa Resources GP LLC must advance payment of certain Expenses to the Indemnitee, including fees of counsel, subject to receipt of an undertaking from the Indemnitee to return such advance if it is it is ultimately determined that the Indemnitee is not entitled to indemnification.

In February 2007, Targa Resources Corp., the indirect holder of all of Targa’s common units, entered into Indemnification Agreements (each, a “Parent Indemnification Agreement”) with each director and officer of Targa (each, a “Parent Indemnitee”), including Messrs. Joyce, Whalen and Kagan and Joung who serve or served as directors and/or officers of our general partner. Each Parent Indemnification Agreement provides that Targa Resources Corp. will indemnify and hold harmless each Parent Indemnitee for Expenses (as defined in the Parent Indemnification Agreement) to the fullest extent permitted or authorized by law, including the Delaware General Corporation Law, in effect on the date of the agreement or as it may be amended to provide more advantageous rights to the Parent Indemnitee. If such indemnification is unavailable as a result of a court decision and if Targa Resources Corp. and the Indemnitee are jointly liable in the proceeding, Targa Resources Corp. will contribute funds to the Parent Indemnitee for his expenses in proportion to relative benefit and fault of Targa Resources Corp. and Parent Indemnitee in the transaction giving rise to the proceeding.

Each Indemnification Agreement also provides that Targa Resources Investments Inc. will indemnify the Parent Indemnitee for monetary damages for actions taken as a director or officer of Targa Resources Corp. or for serving at Targa’s request as a director or officer or another position at another corporation or enterprise, as the case may be but only if (i) the Parent Indemnitee acted in good faith and, in the case of conduct in his official capacity, in a manner he reasonably believed to be in the best interests of Targa Resources Corp. and, in all other cases, not opposed to the best interests of Targa Resources Investments Inc. and (ii) in the case of a criminal proceeding, the Parent Indemnitee must have had no reasonable cause to believe that his conduct was unlawful. The Parent Indemnification Agreement also provides that Targa Resources Corp. must advance payment of certain Expenses to the Parent Indemnitee, including fees of counsel, subject to receipt of an undertaking from the Parent Indemnitee to return such advance if it is it is ultimately determined that the Parent Indemnitee is not entitled to indemnification. In December 2010, we entered into a parent indemnification agreement with Mr. Meloy.

Relationships with Warburg Pincus LLC

Chansoo Joung and Peter Kagan, two of the directors of our general partner and Targa, are Managing Directors of Warburg Pincus LLC and are also directors of Broad Oak Energy, Inc. (“Broad Oak”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Broad Oak. We purchased $41.5 million of product from Broad Oak during 2010. Peter Kagan is also a director of Antero Resources Corporation (“Antero”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Antero. We purchased $0.1 million of product from Antero during 2010. These transactions were at market prices consistent with similar transactions with nonaffiliated entities

Relationships with Bank of America Corporation (“BofA”)

Equity. Until December 10, 2010, BofA was classified as a beneficial security holder of more than 5% of Targa, our parent company’s common stock as defined by Item 403(a) of Regulation S-K. After this date, BofA’s beneficial ownership of Targa’s outstanding common stock dropped below 5%.

Financial Services. An affiliate of BofA is a lender and an agent under our and our subsidiaries’ senior credit facilities with commitments of $72.0 million. BofA and its affiliates have engaged, and may in the future engage, in other commercial and investment banking transactions with subsidiaries of the Company in the ordinary course of their business. They have received, and expect to receive, customary compensation and expense reimbursement for these commercial and investment banking transactions.

Hedging Relationships. We had previously entered into various commodity derivative transactions with BofA. As of December 31, 2010, we had no open positions with BofA. During 2010 we received from (paid to) BofA $1.9 million in commodity derivative settlements.

Commercial Relationships. Our product sales included in revenues to affiliates of BofA during 2010 were $26.0 million. Our product purchases from affiliates of BofA during 2010 were $3.7 million.

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

The board of directors of our general partner examined the relationship between Targa and its subsidiaries and each of Maritech, Legacy and SM Energy. William D. Sullivan, one of our general partner’s directors, is a director of each of Maritech Legacy Reserves GP, LLC, Legacy’s general partner, and SM Energy. The Board determined that the relationship was not material since (i) the amounts involved were a small percentage of the total revenues of Targa, us and each of Maritech Legacy and SM Energy and (ii) the payments to Targa and us were for gas gathering and processing arrangements in the ordinary course of business. The relationship is consistent with Mr. Sullivan’s status as an independent director.

To be independent under the NYSE rules, a company’s board of directors must affirmatively determine that the director has no material relationship with the company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The board of directors of our general partner has made no such determination with respect to Messrs. Joyce, Kagan, Joung and Whalen because the NYSE rules do not require us to have a majority of independent directors. As such, Messrs. Joyce, Kagan, Joung and Whalen are not independent under NYSE rules applicable to service on compensation and nominating/governance committees.

Item 14. Principal Accountant Fees and Service

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in Targa’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	Year Ended December 31,
	2010	2009
	(In millions)
Audit fees (1)	$3.5	$4.5
Audit related fees (2)	-	-
Tax fees (3)	-	0.2
All other fees (4)	-	-
	$3.5	$4.7

____________
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

(2)
Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews of our financial statements and are not reported under audit fees.

(3)
Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and partnership tax planning

(4)
All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by PricewaterhouseCoopers LLP during the last two years.

All services provided by our independent principal accountant are subject to pre-approval by the audit committee of our general partner. The audit committee of our general partner is informed of each engagement of the independent principal accountant to provide services under the policy. The audit committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent principal accountant.

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

(a)(3) Exhibits

Exhibit

Number                 Description

2.1**
Purchase and Sale Agreement, dated September 18, 2007, by and between Targa Resources Holdings LP and Targa Resources Partners LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 21, 2007 (File No. 001-33303)).

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

2.4
Purchase and Sale Agreement, dated March 31, 2010, by and among Targa Resources Partners LP, Targa LP Inc., Targa Permian GP LLC and Targa Midstream Holdings LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 1, 2010(File No. 001-33303)).

2.5
Purchase and Sale Agreement, dated August 6, 2010, by and between Targa Resources Partners LP and Targa Versado Holdings LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 9, 2010 (File No. 001-33303)).

2.6
Purchase and Sale Agreement, dated September 13, 2010, by and between Targa Resources Partners LP and Targa Versado Holdings LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 17, 2010 (File No. 001-33303)).

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

4.16
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

4.17
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

4.18
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

4.19
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

4.20
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

4.21
Supplemental Indenture dated August 10, 2010 to Indenture dated June 18, 2008, among Targa MLP Capital, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.46 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

4.22
Supplemental Indenture dated September 20, 2010 to Indenture dated June 18, 2008, among Targa Versado LP and Targa Versado GP LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association LP (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.23
Supplemental Indenture dated October 25, 2010 to Indenture dated June 18, 2008, among Targa Capital LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.24
Indenture dated July 6, 2009, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

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

4.29
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

4.30
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

4.31
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

4.32
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

4.33
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

4.34
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

4.35
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

4.36
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

4.37
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

4.38
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

4.39
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

4.40
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

4.41
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

4.42
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

4.43
Supplemental Indenture dated August 10, 2010 to Indenture dated July 6, 2009, among Targa MLP Capital, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.66 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

4.44
Supplemental Indenture dated September 20, 2010 to Indenture dated July 6, 2009, among Targa Versado LP and Targa Versado GP LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.45
Supplemental Indenture dated October 25, 2010 to Indenture dated July 6, 2009, among Targa Capital LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.46
First Supplemental Indenture dated February 2, 2011 to Indenture dated July 6, 2009, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

4.47
Registration Rights Agreement dated July 6, 2009, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

4.48
Indenture dated August 13, 2010 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

4.49
Registration Rights Agreement dated August 13, 2010 among the Issuers, the Guarantors and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

4.50
Supplemental Indenture dated September 20, 2010 to Indenture dated August 13, 2010, among Targa Versado LP and Targa Versado GP LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.51
Supplemental Indenture dated October 25, 2010 to Indenture dated August 13, 2010, among Targa Capital LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 5, 2010 (File No. 001-33303)).

4.52
Indenture dated  February 2, 2011 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee thereto (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

4.53
Registration Rights Agreement dated February 2, 2011 among the Issuers, the Guarantors, Deutsche Bank Securities Inc., as representative of the several initial purchasers, and the Dealer Managers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

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

10.3
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

10.6
Contribution, Conveyance and Assumption Agreement, dated August 25, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 26, 2010 (File No. 001-33303)).

10.7
Contribution, Conveyance and Assumption Agreement, dated September 28, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 4, 2010 (File No. 001-33303)).

10.8
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

10.10
Purchase Agreement, dated June 30, 2009 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

10.11
Purchase Agreement dated August 10, 2010 among the Issuers, the Guarantors and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

10.12
Purchase Agreement dated January 19, 2011 by and among the Issuers, the Guarantors and Deutsche Bank Securities Inc., as representative of the several Initial Purchasers (incorporated by reference to Exhibit 1.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 24, 2011 (File No. 001-33303)).

10.13+
Targa Resources Investments Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 1, 2007 (File No. 333-138747)).

10.14+	Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of Targa Resources Corp.’s Registration Statement on Form S-8 filed December 9, 2010 (File No. 333-171082)).

10.15+
Targa Resources Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 1, 2007 (File No. 333-138747)).

10.16+
Amendment to Targa Resources Partners LP Long-Term Incentive Plan dated December 18, 2008 (incorporated by reference to Exhibit 10.10 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.17+	Form of Restricted Unit Grant Agreement - 2007 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 13, 2007 (File No. 001-33303)).

10.18+	Form of Restricted Unit Grant Agreement – 2010 (incorporated by reference to Exhibit 10.15 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.19+
Form of Performance Unit Grant Agreement – 2007 (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 13, 2007 (File No. 001-33303)).

10.20+	Form of Performance Unit Grant Agreement – 2008 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2008 (File No. 001-33303)).

10.21+	Form of Performance Unit Grant Agreement – 2009 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 28, 2009 (File No. 001-33303)).

10.22+	Form of Performance Unit Grant Agreement – 2010 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 7, 2009 (File No. 001-33303)).

10.23+	Form of Performance Unit Grant Agreement – 2011 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 18, 2011) (File No. 001-33303)).

10.24+
Targa Resources Investments Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.25+
Targa Resources Investments Inc. 2009 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.26+
Targa Resources Investments Inc. 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.27+*	Targa Resources Corp. 2011 Annual Incentive Compensation Plan

10.28
Gas Gathering and Purchase Agreement by and between Burlington Resources Oil & Gas Company LP, Burlington Resources Trading Inc. and Targa Midstream Services Limited Partnership (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 8, 2007 (File No. 333-138747)).  [Bob/Brad - Is this contract still ongoing and material?]

10.29
Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.30+
Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.31+
Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.12 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.32+
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

* Filed herewith

** Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or Schedule to the SEC upon request

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGA RESOURCES PARTNERS LP

By: Targa Resources GP LLC,
its general partner
Dated: February 25, 2011	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature	Title (Position with Targa Resources GP LLC)
Chief Executive Officer and Director
/s/ Rene R. Joyce	(Principal Executive Officer)
Rene R. Joyce
Senior Vice President, Chief Financial Officer and Treasurer
/s/ Matthew J. Meloy	(Principal Financial Officer)
Mathew J. Meloy
Senior Vice President and Chief Accounting Officer
/s/ John R. Sparger	(Principal Accounting Officer)
John R. Sparger

/s/ James W. Whalen	Executive Chairman of the Board
James W. Whalen

/s/ Peter R. Kagan	Director
Peter R. Kagan

/s/ In Seon Hwang	Director
In Seon Hwang

/s/ Barry R. Pearl	Director
Barry R. Pearl

/s/ Robert B. Evans	Director
Robert B. Evans

/s/ William D. Sullivan	Director
Wlliam D. Sullivan

TARGA RESOURCES PARTNERS LP AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Owners' Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements
Note	1	Organization and Operations
Note	2	Basis of Presentation
Note	3	Out of Period Adjustment
Note	4	Significant Accounting Policies
Note	5	Acquisitions Under Common Control
Note	6	Inventory
Note	7	Property, Plant and Equipment
Note	8	Asset Retirement Obligations
Note	9	Investment in Unconsolidated Affiliate
Note	10	Debt Obligations
Note	11	Partnership Equity and Distributions
Note	12	Insurance Claims
Note	13	Accounting for Unit-Based Compensation
Note	14	Derivative Instruments and Hedging Activities
Note	15	Related Party Transactions
Note	16	Commitments and Contingencies
Note	17	Fair Value of Financial Instruments
Note	18	Fair Value Measurements
Note	19	Supplemental Cash Flow Information
Note	20	Segment Information
Note	21	Other Operating Income
Note	22	Significant Risks and Uncertainties
Note	23	Selected Quarterly Financial Data (Unaudited)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Targa Resources GP LLC, the general partner of Targa Resources Partners LP, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The management of Targa Resources GP LLC has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/  Rene R. Joyce
Rene R. Joyce
Chief Executive Officer of Targa Resources GP LLC,
 the general partner of Targa Resources Partners LP
 (Principal Executive Officer)

/s/  Mathew J. Meloy
Matthew J. Meloy
Senior Vice President and Chief Financial Officer
of Targa Resources GP LLC, the general partner of
Targa Resources Partners LP
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Partners of Targa Resources Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners' equity and of cash flows present fairly, in all material respects, the financial position of Targa Resources Partners LP and its subsidiaries (the "Partnership") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Partnership has engaged in significant transactions with its parent company, Targa Resources Corp. and its subsidiaries, related parties.

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

/s/PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2011

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$76.3	$90.9
Trade receivables, net of allowances of $7.7 million and $7.9 million	466.1	405.5
Inventory	50.3	39.3
Assets from risk management activities	25.2	32.9
Other current assets	2.9	1.9
Total current assets	620.8	570.5
Property, plant and equipment, at cost	3,299.5	3,155.5
Accumulated depreciation	(804.3)	(628.9)
Property, plant and equipment, net	2,495.2	2,526.6
Long-term assets from risk management activities	18.9	13.8
Investment in unconsolidated affiliate	15.2	18.5
Other long-term assets	36.3	23.3
Total assets	$3,186.4	$3,152.7

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable to third parties	$250.5	$193.1
Accounts payable to Targa Resources Corp.	51.4	20.2
Accrued liabilities	273.7	261.5
Liabilities from risk management activities	34.2	29.2
Total current liabilities	609.8	504.0
Long-term debt payable to third parties	1,445.4	908.4
Long-term debt allocated from Targa Resources Corp.	-	151.8
Long-term debt payable to Targa Resources Corp.	-	764.8
Long-term liabilities from risk management activities	32.8	43.8
Deferred income taxes	8.7	5.8
Other long-term liabilities	40.6	45.8

Commitments and contingencies (see Note 16)

Owners' equity:
Common unitholders (75,545,409 and 61,639,846 units issued and
outstanding as of December 31, 2010 and 2009)	935.3	850.5
General partner (1,541,744 and 1,257,957 units issued and
outstanding as of December 31, 2010 and 2009)	15.1	10.1
Net parent investment	-	(218.0)
Accumulated other comprehensive income (loss)	(30.6)	(37.8)
	919.8	604.8
Noncontrolling interests in subsidiaries	129.3	123.5
Total owners' equity	1,049.1	728.3
Total liabilities and owners' equity	$3,186.4	$3,152.7

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per unit amounts)
Revenues	$5,460.2	$4,503.8	$8,030.1
Costs and expenses:
Product purchases	4,688.0	3,792.9	7,217.2
Operating expenses	259.5	234.4	274.3
Depreciation and amortization expenses	176.2	166.7	156.8
General and administrative expenses	122.4	118.5	97.3
Other operating (income) expense (see Note 21)	(3.3)	(3.6)	13.4
Income from operations	217.4	194.9	271.1
Other income (expense):
Interest expense from affiliate	(23.8)	(97.7)	(112.6)
Interest expense allocated from Parent	(5.6)	(10.0)	(4.6)
Other interest expense, net	(81.4)	(52.1)	(38.9)
Equity in earnings of unconsolidated investments	5.4	5.0	14.0
Gain (loss) on debt repurchases	-	(1.5)	13.1
Gain (loss) on mark-to-market derivative instruments	26.0	(30.9)	76.4
Gain on insurance claims	-	-	18.5
Other	-	0.7	1.1
Income before income taxes	138.0	8.4	238.1
Income tax expense:
Current	(2.8)	(0.3)	(0.8)
Deferred	(1.2)	(0.9)	(2.1)
	(4.0)	(1.2)	(2.9)
Net income	134.0	7.2	235.2
Less: Net income attributable to noncontrolling interests	24.9	19.3	33.1
Net income (loss) attributable to Targa Resources Partners LP	$109.1	$(12.1)	$202.1

Net income (loss) attributable to predecessor operations	$25.8	$(66.7)	$110.7
Net income attributable to general partner	18.1	10.4	7.0
Net income allocable to limited partners	65.2	44.2	84.4
Net income (loss) attributable to Targa Resources Partners LP	$109.1	$(12.1)	$202.1

Net income per limited partner unit - basic and diluted	$0.92	$0.86	$1.83
Weighted average limited partner units outstanding -
basic and diluted	70.8	51.2	46.2

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net income	$134.0	$7.2	$235.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	23.4	(72.7)	129.9
Settlement reclassified to revenues	(5.3)	(45.6)	33.7
Interest rate hedges:
Change in fair value	(20.1)	(2.1)	(19.0)
Settlements reclassified to interest	9.2	10.4	2.7
Foreign currency translation adjustment	-	-	(1.8)
Other comprehensive income (loss)	7.2	(110.0)	145.5
Comprehensive income (loss)	141.2	(102.8)	380.7
Less: Comprehensive income attributable to
noncontrolling interests	24.9	19.3	33.1
Comprehensive income (loss) attributable to
Targa Resources Partners LP	$116.3	$(122.1)	$347.6

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY

				Accumulated
				Other	Net
	Limited Partners		General	Comprehensive	Parent	Noncontrolling
	Common	Subordinated	Partner	Income (Loss)	Investment	Interests	Total
	(In millions)
Balance, December 31, 2007	$770.2	$(85.0)	$4.3	$(73.3)	$(64.2)	$100.8	$652.8
VESCO acquisition	-	-	-	-	-	41.8	41.8
Distribution of property	-	-	-	-	-	(14.8)	(14.8)
Amortization of equity awards	0.3	-	-	-	-	-	0.3
Distributions to unitholders	(64.0)	(21.3)	(5.7)	-	-	-	(91.0)
Other distributions, net	-	-	-	-	(341.2)	(34.6)	(375.8)
Contribution from noncontrolling interest	-	-	-	-	-	0.4	0.4
Net income	63.3	21.1	7.0	-	110.7	33.1	235.2
Other comprehensive loss	-	-	-	145.5	-	-	145.5
Balance, December 31, 2008	769.8	(85.2)	5.6	72.2	(294.7)	126.7	594.4
Issuance of common units:
Equity offering	103.1	-	2.2	-	-	-	105.3
Acquisition related	129.8	-	2.7	-	-	-	132.5
Contribution under common control	(7.8)	-	(0.2)	-	7.2	-	(0.8)
Other distributions, net	-	-	-	-	(151.1)	(22.5)	(173.6)
Settlement of affiliated indebtedness	-	-	-	-	287.3	-	287.3
Amortization of equity awards	0.3	-	-	-	-	-	0.3
Other comprehensive loss	-	-	-	(110.0)	-	-	(110.0)
Conversion of subordinated units	(97.6)	97.6	-	-	-	-	-
Net income (loss)	44.7	(0.5)	10.4	-	(66.7)	19.3	7.2
Distributions to unitholders	(91.8)	(11.9)	(10.6)	-	-	-	(114.3)
Balance, December 31, 2009	850.5	-	10.1	(37.8)	(218.0)	123.5	728.3
Proceeds from equity offerings	317.8	-	6.8	-	-	-	324.6
Distribution to Parent	-	-	-	-	(102.5)	-	(102.5)
Settlement of affiliated indebtedness	-	-	-	-	205.9	-	205.9
Distributions under common control	(151.7)	-	(2.8)	-	88.8	-	(65.7)
Distributions to noncontrolling interest	-	-	-	-	-	(19.1)	(19.1)
Amortization of equity awards	0.4	-	-	-	-	-	0.4
Other comprehensive income	-	-	-	7.2	-	-	7.2
Net income	65.2	-	18.1	-	25.8	24.9	134.0
Distributions to unitholders	(146.9)	-	(17.1)	-	-	-	(164.0)
Balance, December 31, 2010	$935.3	$-	$15.1	$(30.6)	$-	$129.3	$1,049.1

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash flows from operating activities
Net income	$134.0	$7.2	$235.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization in interest expense	6.6	3.9	2.1
Amortization in general and administrative expense	0.4	0.3	0.4
Interest expense on affiliate and allocated indebtedness	29.4	107.7	118.2
Depreciation and other amortization expense	171.3	165.2	156.8
Asset impairment charges	4.9	1.5	-
Accretion of asset retirement obligations	3.2	3.0	1.9
Deferred income tax expense	1.2	0.9	2.1
Equity in earnings of unconsolidated investment, net
of distributions	3.3	-	(9.4)
Risk management activities	3.8	95.6	(173.8)
Loss (gain) on debt repurchases	-	1.5	(13.1)
Loss (gain) on sale of assets	-	0.1	(5.9)
Changes in operating assets and liabilities:
Receivables and other assets	(59.8)	(80.3)	812.6
Inventory	(11.4)	23.3	78.2
Accounts payable and other liabilities	84.3	93.0	(655.1)
Net cash provided by operating activities	371.2	422.9	550.2
Cash flows from investing activities
Outlays for property, plant and equipment	(137.0)	(95.9)	(122.8)
Acquisition of controlling interest of VESCO, net of cash acquired	-	-	(124.9)
Other, net	2.1	1.3	0.6
Net cash used in investing activities	(134.9)	(94.6)	(247.1)
Cash flows from financing activities
Proceeds from borrowings under credit facility	1,343.1	569.2	185.3
Repayments of credit facility	(1,057.0)	(577.7)	(323.8)
Proceeds from issuance of senior notes	250.0	237.4	250.0
Repurchases of senior notes	-	(18.9)	(26.8)
Increase in affiliated indebtedness	-	-	3.4
Repayment of affiliated and allocated indebtedness	(737.7)	(397.5)	-
Proceeds from equity offerings	317.8	103.1	-
Distributions to unitholders	(164.0)	(114.3)	(91.0)
General partner contributions	6.8	2.2	-
Costs incurred in connection with financing arrangements	(20.2)	(9.6)	(7.2)
Allocation of debt from Targa	-	-	137.1
Parent distributions	(102.5)	(151.9)	(342.2)
Distributions under common control	(68.1)	-	-
Distribution to noncontrolling interests	(19.1)	(22.6)	(34.3)
Net cash used in financing activities	(250.9)	(380.6)	(249.5)
Net change in cash and cash equivalents	(14.6)	(52.3)	53.6
Cash and cash equivalents, beginning of period	90.9	143.2	89.6
Cash and cash equivalents, end of period	$76.3	$90.9	$143.2

See notes to consolidated financial statements

TARGA RESOURCES PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 —Organization and Operations

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed on October 26, 2006 by Targa Resources Corp. (“Targa” or “Parent”). Our common units are listed on the New York Stock Exchange under the symbol “NGLS.” In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

Our business operations consist of natural gas gathering and processing, and the fractionating, storing, terminalling, transporting, distributing and marketing of natural gas liquids (“NGLs”). We report our results of operations in two divisions: (i) Natural Gas Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) NGL Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. See Note 20.

Our gathering and processing assets are located in the Fort Worth Basin/Bend Arch in North Texas, the Permian Basin in Southeastern New Mexico and West Texas and the onshore and offshore coastal regions of Louisiana.

Our NGL logistics and marketing assets are located primarily at Mont Belvieu and Galena Park near Houston, Texas and in Lake Charles, Louisiana, with terminals and transportation assets across the U.S.

Targa Resources GP LLC is a Delaware single-member limited liability company, formed in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly-owned subsidiary of Targa. As of December 31, 2010, Targa and its subsidiaries own a 17.1% interest in us in the form of 1,541,744 general partner units and 11,645,659 common units.

Targa sold or conveyed its ownership interests in the following assets, liabilities and operations to us on the dates indicated:

•	February, 2007 – North Texas System;

•	October 2007 – San Angelo (“SAOU”) and Louisiana (“LOU”);

•	September 2009 – Downstream Business (See Note 5);

•	April 2010 – Permian Business and Straddle Assets (See Note 5);

•	August 2010 – Versado (See Note 5); and

•	September 2010 – Venice Operations (See Note 5).

For periods prior to the above acquisition dates, we refer to the operations, assets and liabilities of these conveyances collectively as our “predecessors.”

Note 2 —Basis of Presentation

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial results of our predecessors may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessors had been operated as unaffiliated entities.

We are required by GAAP to record the conveyances described in Note 1 based on Targa historical amounts, assuming that the acquisitions occurred at the date they qualified as entities under common control (October 31, 2005) following the acquisition of the SAOU and LOU. We recognize the difference between our acquisition cost and the Targa basis in the net assets as an adjustment to owners’ equity. We have retrospectively adjusted the financial statements, footnotes and other financial information presented for any period affected by common control accounting to reflect the results of the combined entities.

In preparing the accompanying financial statements, we have reviewed events that have occurred after December 31, 2010, up until the issuance of the financial statements. See Note 10 and Note 11.

Note 3 —Out of Period Adjustment

During 2009, we recorded adjustments related to prior periods which decreased our income before income taxes for 2009 by $1.8 million. The adjustment related to natural gas sales transactions which occurred during 2006. After evaluating the quantitative and qualitative aspects of the error, we concluded that our previously issued financial statements were not materially misstated and the effect of recognizing this adjustment in the 2009 financial statements was not material to the 2009 results of operations, financial position, or cash flows.

Note 4 —Significant Accounting Policies

Consolidation Policy. Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. We hold varying undivided interests in various gas processing facilities in which we are responsible for our proportionate share of the costs and expenses of the facilities. Our consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of these undivided interests.

We follow the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the operating and financial policies of the investee.

Cash and Cash Equivalents. Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value.

Allowance for Doubtful Accounts. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding each party’s ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to an allowance for doubtful accounts may be required.

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

Derivative Instruments. We employ derivative instruments to manage the volatility of cash flows due to fluctuating energy prices and interest rates. All derivative instruments not qualifying for the normal purchase and normal sale exception are recorded on the balance sheets at fair value. The treatment of the periodic changes in fair value will depend on whether the derivative is designated and effective as a hedge for accounting purposes. We have designated certain Downstream liquids marketing contracts that meet the definition of a derivative as normal purchases and normal sales, which under GAAP are not accounted for as derivatives.

If a derivative qualifies for hedge accounting and is designated as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (“AOCI”), a component of owners’ equity, and reclassified to earnings when the forecasted transaction occurs. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. As such, we include the cash flows from commodity derivative instruments in revenues and from interest rate derivative instruments in interest expense.

If a derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. The ultimate gain or loss on the derivative transaction upon settlement is also recognized as a component of other income and expense.

Targa has allocated to us a portion of our predecessor’s cash flows under its corporate wide hedging program. All of these derivatives are recorded on the balance sheets at fair value. As we were not a direct party to those hedge transactions, we do not apply hedge accounting. Therefore, changes in the unrealized fair value of these allocated hedges are recognized currently on a mark-to-market basis in earnings as a component of other income and expense. Upon the conveyance of the predecessor’s business, we legally incorporated these cash flow hedges into our hedge accounting program either by executing a new hedge in our name or obtaining a hedge contract novation from the counterparty to the Targa hedge.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This documentation includes the specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and the manner in which the hedging instrument’s effectiveness will be assessed. At the inception of the hedge, and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. We measure hedge ineffectiveness on a quarterly basis and reclassify any ineffective portion of the unrealized gain or loss to earnings in the current period.

We will discontinue hedge accounting on a prospective basis when a hedge instrument is terminated or ceases to be highly effective. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain deferred until the forecasted transaction occurs. If it is no longer probable that a hedged forecasted transaction will occur, deferred gains or losses on the hedging instrument are reclassified to earnings immediately.

For balance sheet classification purposes, we analyze the fair values of the derivative contracts on a deal by deal basis.

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

We evaluate the recoverability of our property, plant and equipment when events or circumstances such as economic obsolescence, the business climate, legal and other factors indicate we may not recover the carrying amount of the assets. Asset recoverability is measured by comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows we recognize an impairment loss to write down the carrying amount of the asset to its fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of operations. See Note 7.

Asset Retirement Obligations (“AROs”). AROs are legal obligations associated with the retirement of tangible long-lived assets that result from the asset’s acquisition, construction, development and/or normal operation. An ARO is initially measured at its estimated fair value. Upon initial recognition of an ARO, we record an increase to the carrying amount of the related long-lived asset and an offsetting ARO liability. We depreciate the capitalized ARO using the straight-line method over the period during which the related long-lived asset is expected to provide benefits. After the initial period of ARO recognition, we revise the ARO to reflect the passage of time or revisions to the amounts of estimated cash flows or their timing.

Changes due to the passage of time increase the carrying amount of the liability because there are fewer periods remaining from the initial measurement date until the settlement date; therefore, the present values of the discounted future settlement amount increases. We record these changes as a period cost called accretion expense. Changes resulting from revisions to the timing or the amount of estimated future asset retirement costs increase or decrease the carrying amounts of the ARO asset and liability. Upon settlement, we will recognize a gain or loss to the extent that the settlement cost differs from the recorded ARO amount. See Note 8.

Debt Issue Costs. Costs incurred in connection with the issuance of long-term debt are deferred and charged to interest expense over the term of the related debt. Gains or losses on debt repurchases and debt extinguishments include any associated unamortized debt issue costs.

Environmental Liabilities. Liabilities for loss contingencies, including environmental remediation costs arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. See Note 16.

Income Taxes. We generally are not subject to federal income taxes. For federal income tax purposes our earnings or losses are included in the tax returns of our individual partners, however, some minor barge, terminalling and cogeneration activities are organized as corporations for federal income tax purposes. We are also subject to a Texas margin tax, consisting generally of a 1% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas.

Noncontrolling interest. Noncontrolling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with any third party investor’s interest shown as noncontrolling interest within the equity section of the balance sheet. In the statements of operations, noncontrolling interest reflects the allocation of earnings to third party investors.

Revenue Recognition. Our primary types of sales and service activities reported as operating revenues include:

•	sales of natural gas, NGLs and condensate;

•	natural gas processing, from which we generate revenues through the compression, gathering, treating, and processing of natural gas; and

•	NGL fractionation, terminalling and storage, transportation and treating.

We recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

For processing services, we receive either fees or a percentage of commodities as payment for these services, depending on the type of contract. Under fee-based contracts, we receive a fee based on throughput volumes. Under percent-of-proceeds contracts, we receive either an agreed upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs or an agreed upon percentage based on index related prices for the natural gas and NGLs. Percent-of-value and percent-of-liquids contracts are variations on this arrangement. Under keep-whole contracts, we keep the NGLs extracted and return the processed natural gas or value of the natural gas to the producer. A significant portion of our Straddle plant processing contracts are hybrid contracts under which settlements are made on a percent-of-liquids basis or a fee basis, depending on market conditions. Natural gas or NGLs that we receive for services or purchase for resale are in turn sold and recognized in accordance with the criteria outlined above.

We generally report revenues gross in our consolidated statements of operations. Except for fee-based contracts, we act as the principal in the transactions where we receive commodities, take title to the natural gas and NGLs, and incur the risks and rewards of ownership.

Unit-Based Employee Compensation. We award share-based compensation to non-management directors in the form of restricted common units, which are deemed to be equity awards. Compensation expense on restricted common units is measured by the fair value of the award at the date of grant. Compensation expense is recognized in general and administrative expense over the requisite service period of each award. We are also allocated compensation expense related to Targa’s share-based compensation plans. See Note 13.

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

Unvested share-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted net income per limited partner unit.

We compute earnings per unit using the two-class method. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

The two-class method does not impact our overall net income or other financial results; however, in periods in which aggregate net income exceeds our aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though we make distributions on the basis of available cash and not earnings. In periods in which our aggregate net income does not exceed our aggregate distributions for such period, the two-class method does not have any impact on our calculation of earnings per limited partner unit. We have no dilutive securities, therefore basic and diluted net income per unit are the same.

Use of Estimates. When preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions based on information available at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) estimating unbilled revenues, product purchases and operating and general and administrative costs (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing long-lived assets for possible impairment, (4) estimating the useful lives of assets and (5) determining amounts to accrue for contingencies, guarantees and indemnifications. Actual results, therefore, could differ materially from estimated amounts.

Accounting Pronouncements Recently Adopted

In January 2010, FASB issued guidance that requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and increased disclosure of different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Our adoption did not have a material impact on our consolidated financial statements.

Note 5 —Acquisitions under Common Control

On September 24, 2009, we acquired Targa’s interests in the Downstream Business for $530.0 million, effective September 1, 2009. The consideration consisted of $397.5 million in cash and $132.5 million in partnership interests represented by 174,033 general partner units and 8,527,615 common units. This consideration was used to repay $530.0 million of affiliated indebtedness, with the remaining $287.3 million of affiliated indebtedness treated as a capital contribution.

On April 27, 2010, we acquired Targa’s interests in its Permian Business and Straddle Assets for $420.0 million, effective April 1, 2010. We financed this acquisition substantially through borrowings under our senior secured revolving credit facility. The total consideration was used to repay outstanding affiliated indebtedness of $332.8 million, with the remaining $87.2 million of consideration reported as a parent distribution.

On August 25, 2010, we acquired Targa’s 63% equity interest in Versado, effective August 1, 2010, for $247.2 million in the form of $244.7 million in cash and $2.5 million in partnership interests represented by 89,813 common units and 1,833 general partner units. This consideration was used to repay $247.2 million of affiliated indebtedness. Targa contributed the remaining $205.8 million of affiliate indebtedness as a capital contribution. Under the terms of the Versado acquisition Purchase and Sale Agreement, Targa will reimburse us for future maintenance capital expenditures required pursuant to our New Mexico Environmental Department settlement agreement, of which our share is currently estimated at $19 million, to be incurred through 2011.

On September 28, 2010, we acquired Targa’s Venice Operations, which includes Targa’s 76.8% interest in Venice Energy Services Company, L.L.C. (“VESCO”), for aggregate consideration of $175.6 million, effective September 1, 2010.  This consideration was used to repay $160.2 million of affiliate indebtedness, with the remaining $15.4 million of consideration reported as a parent distribution.

These acquisitions have been accounted for as acquisitions under common control, resulting in the retrospective adjustment of our prior results.

Note 6 —Inventory

Due to fluctuating commodity prices for natural gas liquids (“NGL”), we occasionally recognize lower of cost or market adjustments when the carrying values of our inventories exceeds their net realizable value. These non-cash adjustments are charged to product purchases in the period they are recognized, with the related cash impact in the subsequent period of sale. For 2010 and 2009, we did not recognize an adjustment to the carrying value of our NGL inventory. At December 31, 2008, we recognized $6.0 million to reduce the carrying value of NGL inventory to its net realizable value.

Note 7 —Property, Plant and Equipment

	December 31,		Estimated useful lives
	2010	2009	(In years)
Natural gas gathering systems	$1,630.9	$1,578.0	5 to 20
Processing and fractionation facilities	961.9	949.8	5 to 25
Terminalling and natural gas liquids storage facilities	244.7	238.6	5 to 25
Transportation assets	275.6	271.6	10 to 25
Other property, plant and equipment	46.8	45.3	3 to 25
Land	51.2	50.9	-
Construction in progress	88.4	21.3	-
	$3,299.5	$3,155.5

Note 8 —Asset Retirement Obligations

Our asset retirement obligations primarily relate to certain gas-gathering pipelines and processing facilities, and are included in our consolidated balance sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

	Year Ended December 31,
	2010	2009	2008
Beginning of period	$34.1	$34.0	$12.6
Liabilities settled	-	-	(0.2)
Change in cash flow estimate	0.2	(2.8)	2.8
Acquisition of controlling interest in VESCO	-	-	16.9
Accretion expense	3.2	2.9	1.9
End of period	$37.5	$34.1	$34.0

Note 9 —Investment in Unconsolidated Affiliate

As of December 31, 2010, our unconsolidated investment consists of a 38.8% ownership interest in Gulf Coast Fractionators LP (“GCF).

Prior to July 31, 2008, our unconsolidated investments also included a 22.9% ownership interest in VESCO.  On July 31, 2008, we acquired an additional 53.9% interest, giving us effective control under the terms of the operating agreement; therefore, we have consolidated the operations of VESCO in our financial results effective August 1, 2008.

The following table shows the activity related to our unconsolidated investments for the years indicated:

	December 31,
	2010	2009	2008
Equity in earnings of
VESCO (1)(2)	$-	$-	$10.1
GCF	5.4	5.0	3.9
	5.4	5.0	14.0
Cash Distributions:
GCF	$8.7	$5.0	$4.6

__________
(1)	Includes our equity earnings through July 31, 2008.
(2)	Includes business interruption insurance claims of $4.1 million for 2008.

Our allocated cost basis of GCF at our acquisition date was less than our partnership equity balance by approximately $5.2 million. This basis difference is being amortized over the estimated useful life of the underlying fractionating assets (25 years) on a straight-line basis and is included as a component of our equity in earnings of unconsolidated investments.

Note 10 —Debt Obligations

	December 31,
	2010	2009
Targa Resources Partners LP:
Senior secured revolving credit facility, variable rate, due July 2015	$765.3	$-
Senior secured revolving credit facility, variable rate, due February 2012	-	479.2
Senior unsecured notes, 8¼% fixed rate, due July 2016	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	231.3	231.3
Unamortized discounts, net of premiums	(10.3)	(11.2)
Senior unsecured notes, 7 7/8% fixed rate, due October 2018	250.0	-
Targa Permian LP:
Note payable to Parent, 10% fixed rate, due December 2011 (including
accrued interest of $0 and $36.2 million)	-	170.2
Targa Straddle LP:
Note payable to Parent, 10% fixed rate, due December 2011 (including
accrued interest of $0 million and $33.4 million)	-	156.8
Targa Versado LP:
Note payable to Parent, 10% fixed rate, due December 2011 (including
accrued interest of $0 million and $126.1 million)	-	435.0
Targa Venice Operations:
Allocated debt from Parent, variable rate (including accrued interest
of $0 million and $14.7 million)	-	151.8
Note payable to Parent, 10% fixed rate, due December 2011 (including
accrued interest of $0 million and $0.8 million)	-	2.8
	$1,445.4	$1,825.0

Letters of credit issued	$101.3	$108.4

The following table shows the range of interest rates paid and weighted average interest rate paid on our variable-rate debt obligations during the year ended December 31, 2010:

	Range of Interest Rates Paid	Weighted Average Interest Rate Paid
Senior Secured Revolving Credit Facility	1.2% to 5.0%	2.3%

Compliance with Debt Covenants

As of December 31, 2010, we are in compliance with the covenants contained in our various debt agreements.

Senior Secured Credit Facility

On July 19, 2010, we entered into an Amended and Restated Credit Agreement that replaced our existing variable rate Senior Secured Credit Facility with a new variable rate Senior Secured Credit Facility due July 2015. The new Senior Secured Credit Facility increases available commitments to $1.1 billion from $958.5 million, and allows us to request increases in commitments up to an additional $300 million. We incurred a charge of $0.8 million attributable to a partial write-off of debt issue costs associated with this amended and restated credit facility related to a change in syndicate members. The remaining balance in debt issue costs of $4.7 million is being amortized over the life of the amended and restated credit facility.

The new credit facility bears interest at LIBOR plus an applicable margin ranging from 2.25% to 3.5% dependent on our consolidated funded indebtedness to consolidated adjusted EBITDA ratio. Our new credit facility is secured by a majority of our assets.

As of December 31, 2010, availability under our senior secured revolving credit facility was $233.4 million, after giving effect to $101.3 million in outstanding letters of credit.

Our senior secured credit facility restricts our ability to make distributions of available cash to unitholders if a default or an event of default (as defined in our senior secured credit agreement) has occurred and is continuing. The senior secured credit facility requires us to maintain a consolidated funded indebtedness to consolidated adjusted EBITDA of less than or equal to 5.50 to 1.00. The senior secured credit facility also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, as defined in the senior secured credit agreement) of greater than or equal to 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, as well as upon the occurrence of certain events, including the incurrence of additional permitted indebtedness.

Senior Unsecured Notes

We have three issues of unsecured senior notes. On June 18, 2008, we privately placed $250 million in aggregate principal amount of 8¼% senior notes due 2016 (the “8¼% Notes”). On July 6, 2009, we privately placed $250 million in aggregate principal amount of 11¼% senior notes due 2017 (the “11¼% Notes”). The 11¼% Notes were issued at 94.973% of the face amount, resulting in gross proceeds of $237.4 million. On August 13, 2010 we privately placed $250 million in aggregate principal amount of 7⅞% senior notes due 2018 (the “7⅞% Notes”).

These notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under our credit facility. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by us. These notes are effectively subordinated to all secured indebtedness under our credit agreement, which is secured by substantially all of our assets, to the extent of the value of the collateral securing that indebtedness.

Interest on the 8¼% Notes accrues at the rate of 8¼% per annum and is payable semi-annually in arrears on January 1 and July 1. Interest on the 11¼% Notes accrues at the rate of 11¼% per annum and is payable semi-annually in arrears on January 15 and July 15. Interest on the 7⅞% Notes accrues at the rate of 7⅞% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2011.

We may redeem up to 35% of the aggregate principal amount of our series of notes at any time prior to July 1, 2011 for the 8¼% Notes (July 15, 2012 for the 11¼% Notes, and October 15, 2013 for the 7⅞% Notes), with the net cash proceeds of one or more equity offerings. We must pay a redemption price of 108.25% of the principal amount of the 8¼% Notes (111.25% for the 11¼% Notes, and 107.875% for the 7⅞ Notes), plus accrued and unpaid interest and liquidated damages, if any, to the redemption date provided that:

(1)	at least 65% of the aggregate principal amount of each of the notes (excluding notes held by us) remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of the closing of such equity offering.

We may also redeem all or a part of the each of our series of notes, on or after July 1, 2012 for the 8¼% Notes (July 15, 2013 for the 11¼% Notes, October 15, 2014 for the 7⅞ Notes) at the redemption prices set forth below (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, if redeemed during the twelve-month period beginning on July 1 for the 8¼% Notes (July 15 for the 11¼% Notes, October 15 for the 7⅞% Notes) of each year indicated below:

8¼% Notes		11¼% Notes		7⅞% Notes
Year	Redemption %	Year	Redemption %	Year	Redemption %
2012	104.125%	2013	105.625%	2014	103.938%
2013	102.063%	2014	102.813%	2015	101.969%
2014 and thereafter	100.000%	2015 and thereafter	100.000%	2016 and thereafter	100.000%

During 2008, we repurchased $40.9 million face value of our outstanding 8¼% Notes in open market transactions at an aggregate purchase price of $28.3 million, including $1.5 million of accrued interest. We recognized a gain on the debt repurchases of $13.1 million associated with the purchased notes. The repurchased 8¼% Notes were retired and are not eligible for re-issue at a later date.
During 2009, we repurchased $18.7 million face value ($17.8 million carrying value) of our outstanding 11¼% Notes in open market transactions at an aggregated purchase price of $18.9 million plus accrued interest of $0.3 million. We recognized a loss on the debt repurchases of $1.5 million, including $0.4 million in debt issue costs associated with the repurchased notes. The repurchased 11¼% Notes were retired and are not eligible for re-issue at a later date.

Subsequent Events. On February 2, 2011, we privately placed $325 million in aggregate principal amount of 6⅞% Senior Notes due 2021 (“the 6⅞% Notes”) resulting in net proceeds of approximately $319.3 million.

On February 4, 2011 we exchanged $158.6 million under an exchange offer to holders of our 11¼% Notes due 2017 for $158.6 million principal amount 6⅞% Notes due 2021.  In conjunction with the exchange we paid a premium in cash of $28.6 million.  The debt covenants related to the remaining $72.7 million of face value 11¼% Notes due 2017 were removed as we received sufficient consents in connection with the exchange offer to amend the indenture.

Affiliated Indebtedness

The contributions of the North Texas System, the Downstream Business, the Permian Business and Straddle Assets, the Versado and Targa’s Venice Operations have been treated as transfers between entities under common control and periods prior to the transfer have been adjusted to present comparative information. On January 1, 2007, Targa contributed to us affiliated indebtedness applicable to each of these predecessor businesses. In addition, Targa allocated indebtedness in August 2008 in connection with its acquisition of a controlling interest in VESCO. We include the financial effects of this affiliated indebtedness in our consolidated financial statements prepared on common control accounting basis. The following table summarizes the financial effects of this affiliated indebtedness:

	North Texas	Downstream	Permian and		Venice
	System	Business	Straddle	Versado	Operations
Original principal December 1, 2005	$816.2	$568.7	$232.2	$308.9	$2.0
Interest accrued during 2005 and 2006	88.3	61.8	25.1	33.4	0.2
Borrowings during 2006		9.2	-	-	-
Parent debt contributed January 1, 2007	904.5	639.7	257.3	342.3	2.2
Additional borrowings:
For the year ended December 31, 2007	-	13.0	-	-	-
For the year ended December 31, 2008	-	3.4	-	-	137.1
Interest accrued prior to Targa conveyance:
For the year ended December 31, 2007 (4)	9.8	58.5	23.2	30.9	0.2
For the year ended December 31, 2008	-	59.3	23.2	30.9	4.8
For the year ended December 31, 2009	-	43.4	23.3	30.9	10.2
For the year ended December 31, 2010	-	-	5.8	18.0	5.7
	9.8	161.2	75.5	110.7	20.9
Outstanding affiliate debt at conveyance date
or December 31, 2009 (1)	914.3	817.3	332.8	453.0	160.2

Payment (cash and units) (1)(2)(3)	(665.7)	(530.0)	(332.8)	(247.2)	(160.2)

Affiliate debt contributed at conveyance date	$248.6	$287.3	$-	$205.8	$-

__________
(1)	The Permian Business and the Straddle Assets were conveyed to us in April 2010, at which time the entire affiliate debt balance of $332.8 million was paid as part of the transaction. See Note 5.
(2)
Versado was conveyed to us in August 2010, at which time $247.2 million of affiliate debt balance was paid and the remaining $205.8 million of consideration was reported as a capital contribution. See Note 5.

(3)	VESCO was conveyed to us in September 2010, at which time $160.2 million was paid and the remaining $15.4 million of consideration was reported as a parent distribution. See Note 5.
(4)	In 2007, Targa also allocated $9.6 million of interest related to the conveyance of the SAOU and LOU.

The stated 10% interest rate in the formal debt arrangement was not indicative of prevailing external rates of interest including that incurred under our credit facility. Using the weighted average rates incurred under Targa’s outstanding borrowings, unaudited pro forma affiliated interest expense would have been reduced by $23.0 million, $49.9 million and $30.4 million for the years ended December 31, 2010, 2009 and 2008. The unaudited pro forma affiliate and allocated interest expense for the Downstream Business, the Permian Business, the Straddle Assets, the Versado and Targa’s Venice Operations has been calculated by applying the weighted average rates of 1.4%, 4.9%, and 7.3% that Targa incurred under its outstanding borrowings for the periods indicated. The unaudited pro forma interest adjustment for the North Texas System has been calculated by applying the weighted average rate of 6.9% that Targa incurred under its credit facility for the period from January 1, 2007 to February 13, 2007.

Note 11 —Partnership Equity and Distributions

General. In accordance with the Partnership Agreement, we must distribute all of our available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter.

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

On January 19, 2010, we completed a public offering of 5,500,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $23.14 per common unit ($22.17 per common unit, net of underwriting discounts), providing net proceeds of approximately $121.8 million. Pursuant to the exercise of the underwriters’ overallotment option, we sold an additional 825,000 common units, providing net proceeds of approximately $18.2 million. In addition, our general partner contributed $3.0 million for 129,082 general partner units to maintain a 2% interest in us. We used the net proceeds from the offering for general partnership purposes, which included reducing borrowings under our senior secured credit facility.

On April 14, 2010, we completed a secondary public offering of 8,500,000 common units owned by Targa. We did not receive any of the proceeds from this offering and the number our outstanding common units remained unchanged.

On August 13, 2010, the we completed an offering of 6,500,000 of our common units under the Registration Statement at a price of $24.80 per common unit ($23.82 per common unit, net of underwriting discounts) providing net proceeds to the Partnership of approximately $154.7 million. Pursuant to the exercise of the underwriters’ overallotment option, we sold an additional 975,000 common units, providing net proceeds of approximately $23.1 million. In addition, our general partner contributed $3.8 million for 152,551 general partner units to maintain its 2% general partner interest. We used the net proceeds from this offering to reduce borrowings under our senior secured credit facility.

Distributions. Distributions will generally be made 98% to the common unitholders and 2% to the general partner, subject to the payment of incentive distributions to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient available cash, the holders of common units are entitled to receive the minimum quarterly distribution of $0.3375 per unit, plus arrearages.

Under the quarterly incentive distribution provisions, generally our general partner is entitled to 13% of amounts distributed in excess of $0.3881 per unit, 23% of the amounts distributed in excess of $0.4219 per unit and 48% of amounts distributed in excess of $0.5063 per unit. Our general partner interest received no incentive distributions prior to the fourth quarter of 2007.

In connection with our Downstream business acquisition, Targa agreed to provide limited distribution support through 2011. See Note 15.

The following table shows the amount of cash distributions we have paid to date:

		Distributions Paid					Distributions
	For the Three	Limited Partners		General Partner			per limited
Date Paid	Months Ended	Common	Subordinated	Incentive	2%	Total	partner unit
		(In millions, except per unit amounts)
2010
November 12, 2010	September 30, 2010	$40.6	$-	$4.6	$0.9	$46.1	$0.5375
August 13, 2010	June 30, 2010	35.9	-	3.5	0.8	40.2	0.5275
May 14, 2010	March 31, 2010	35.2	-	2.8	0.8	38.8	0.5175
February 12, 2010	December 31, 2009	35.2	-	2.8	0.8	38.8	0.5175

2009
November 14, 2009	September 30, 2009	$31.9	$-	$2.6	$0.7	$35.2	$0.5175
August 14, 2009	June 30, 2009	23.9	-	2.0	0.5	26.4	0.5175
May 15, 2009	March 31, 2009	18.0	5.9	1.9	0.5	26.3	0.5175
February 13, 2009	December 31, 2008	18.0	6.0	1.9	0.5	26.4	0.5175

2008
November 14, 2008	September 30, 2008	$17.9	$6.0	$1.9	$0.5	$26.3	$0.5175
August 14, 2008	June 30, 2008	17.8	5.9	1.7	0.5	25.9	0.5125
May 15, 2008	March 31, 2008	14.5	4.8	0.2	0.4	19.9	0.4175
February 13, 2007	December 31, 2007	13.8	4.6	0.1	0.4	18.9	0.3975

2007
November 14, 2007	September 30, 2007	$11.1	$3.9	$-	$0.3	$15.3	$0.3375
August 14, 2007	June 30, 2007	6.5	3.9	-	0.2	10.6	0.3375
May 15, 2007	March 31, 2007	3.3	1.9	-	0.1	5.3	0.1688

__________
(1)	Subordinated note converted to common units on May 19, 2009.

Subsequent Events. On January 24, 2011, we completed a public offering of 8,000,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.3 million. Pursuant to the exercise of the underwriters’ overallotment option on February 3, 2011, we sold an additional 1,200,000 common units, providing net proceeds of $38.9 million. In addition, our general partner contributed $6.3 million for 187,755 general partner units to maintain a 2% interest in us. We used the net proceeds from the offering to reduce borrowings under our senior secured credit facility and for general partnership purposes, including working capital.

On February 14, 2011, we paid a cash distribution of $0.5475 per unit on our outstanding common units to unitholders of record on February 3, 2011, for the three months ended December 31, 2010. The total distribution paid was $53.5 million, with $40.0 million paid to our non-affiliated common unitholders and $6.4 million, $1.1 million, and $6.0 million paid to Targa for its common unit ownership, general partner interest and incentive distribution rights.

Note 12—Insurance Claims

We recognize income from business interruption insurance in our consolidated statements of operations as a component of revenues from third parties in the period that a proof of loss is executed and submitted to the insurers for payment. For 2010, we did not have income from business interruption insurance. For 2009 and 2008, we recognized $13.3 million and $32.9 million in income from business interruption insurance.

Hurricanes Katrina and Rita

In 2005, Hurricanes Katrina and Rita, which occurred prior to the close of Targa’s acquisition of Dynegy’s midstream business, damaged certain of our acquired Gulf Coast facilities. The final purchase allocation for these acquisitions included an $81.1 million receivable for insurance claims related to our share of the property damage caused by Katrina and Rita. During 2008, our cumulative receipts exceeded such amount, and we recognized a gain of $18.5 million, which is shown in the Consolidated Statement of Operations as other income. The insurance claim process is now complete with respect to Katrina and Rita for property damage and business interruption insurance.

Hurricanes Gustav and Ike

Certain Louisiana and Texas facilities sustained damage and had disruptions to their operations during the 2008 hurricane season from two Gulf Coast hurricanes—Gustav and Ike. As of December 31, 2008, we recorded a $19.3 million loss provision (net of estimated insurance reimbursements) related to the hurricanes. During 2010 and 2009, we reduced the estimate by $3.3 million, and $3.7 million to give effect to higher insurance recoveries and lower out of pocket costs. During 2009, we incurred expenditures related to the hurricanes amounting to $33.2 million for previously accrued repair costs and $7.4 million capitalized for improvements to the facilities.  During 2010, total expenditures related to the hurricanes were $0.3 million.

Under common control accounting, we must include the effects of insurance claims on predecessor operations in our retrospectively adjusted financial statements. However, as part of the Downstream, Straddle and VESCO acquisition agreements, Targa retained the right to receive any future insurance proceeds associated with claims arising before the acquisition closing dates.

Note 13 – Accounting for Compensation Plans

2005 Incentive Compensation Plan

Stock Option Plans

Under Targa’s 2005 Incentive Compensation Plan (“the Plan”), options to purchase a fixed number of shares of its stock may be granted to our employees, directors and consultants. Generally, options granted under the Plan have a vesting period of four years and remain exercisable for ten years from the date of grant.

The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model, which incorporates various assumptions for 2010, 2009 and 2008, including (i) expected term of the options of ten years, (ii) a risk-free interest rate of 3.9% for 2010 and 3.6% for 2009 and 2008, (iii) expected dividend yield of 0%, and (iv) expected stock price volatility on Targa’s common stock of 39.4% for 2010 and 25.5% for 2009 and 2008. Our selection of the risk-free interest rate was based on published yields for United States government securities with comparable terms. Because Targa was a non-public company until December 10, 2010, its expected stock price volatility was estimated based upon the historical price volatility of the Dow Jones U.S. Pipelines Index over a period equal to the expected average term of the options granted. The calculated fair value of options granted during the year ended December 31, 2010, and 2008 was $4.09, and $3.01 per share. There were no options granted in 2009.

We recognized compensation expense associated with Targa’s stock options of $0.2 million, $0.1 million and $0.2 million during 2010, 2009 and 2008.

The following table shows Targa’s stock option activity for the periods indicated:

	Number of	Weighted Average
	Options (1)	Exercise Price (2)
Outstanding at December 31, 2009	2,215,442	$17.04
Granted	46,018	7.22
Exercised	(1,189,863)	0.67
Rescinded	(987,629)	24.87
Cashed out	(59,002)	1.90
Forfeited	(24,966)	25.51
Outstanding at December 31, 2010	-
_______
(1)	The number of options was adjusted to reflect Targa’s IPO reverse stock split in December 2010 with a conversion rate of 2.03.
(2)	The weighted average prices were adjusted to reflect Targa’s IPO reverse stock split in December 2010 with a conversion rate of 2.03.

The aggregated intrinsic value of Targa’s stock options exercised in 2010, 2009 and 2008 was $3.4 million, $0.2 million, and $0.5 million.

Concurrent with Targa’s IPO in December 2010, unexercised in-the-money stock options were cashed out, resulting in $1.2 million of additional compensation expense in 2010. Unexercised out-of-the-money stock options were rescinded. As such, Targa has no outstanding stock options at December 31, 2010.

In connection with Targa’s extraordinary special distribution of dividends to its common and common equivalent shareholders (Note 10), in April 2010, Targa reduced the strike price on all of its outstanding options by $5.63. All unvested options were deemed to have immediately vested in May 2010. The weighted average exercise prices in the table above were adjusted to reflect Targa’s IPO reverse stock split with the conversion rate of 2.03, and the reduced strike prices for options exercised, rescinded, and cashed out after the strike price was reduced in May 2010. There were no options granted or forfeited after May 2010. This reduction is considered an award modification for accounting purposes; therefore, Targa re-determined the fair value of the options immediately following the reduction. The modification did not result in any additional compensation expense.

Non-vested (Restricted) Common Stock

Restricted stock awards entitle recipients to exchange restricted common shares for unrestricted common shares (at no cost to them) once the defined vesting period expires, subject to certain forfeiture provisions. The restrictions on the non-vested shares generally lapse four years from the date of grant.

Conversion of Vested Restricted Common Stock

Concurrent with Targa’s IPO in December 2010, all vested restricted common shares converted to unrestricted common stock in the Company. The following table provides a summary of Targa’s non-vested restricted common stock awards for the periods indicated:

	Year Ended	Weighted Average
	December 31, 2010 (1)	Grant-Date Fair Value (2)
Outstanding at beginning of period	25,091	$3.40
Granted	30,198	7.22
Vested	(55,289)	5.49
Outstanding at end of period	-
_______
(1)	The number of restricted stock was adjusted to reflect Targa’s IPO reverse stock split with the conversion rate of 2.03.
(2)	The weighted average prices were adjusted to reflect Targa’s IPO reverse stock split with the conversion rate of 2.03.

The following table presents weighted average fair value of shares granted and total fair value of shares vested during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Weighted average fair value of shares granted (per share) (1)	$7.22	$-	$7.02
Total fair value of shares vested (in millions)	0.3	2.4	16.6
_______
(1)	The weighted average prices were adjusted to reflect Targa’s IPO reverse stock split with the conversion rate of 2.03.

During 2010, 2009 and 2008, we recognized $0.2 million, $0.3 million and $1.0 million of compensation expense associated with the vesting of Targa’s restricted stock.

2010 TRC Stock Incentive Plan

In connection with Targa’s IPO in December 2010, Targa adopted the Targa Resources Corp. 2010 Stock Incentive Plan (“TRC Plan”) for employees, consultants and non-employee directors of the Company. The TRC Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as incentive options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights (“SARs”) granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards (“Restricted Stock Awards”), (v) phantom stock awards (“Phantom Stock Awards”), (vi) bonus stock awards, (vii) performance awards, or (viii) any combination of such  awards (collectively referred to a “Awards”).

On December 6, 2010, Targa awarded 556,514 bonus stock awards to its executive management team which vested upon the closing of Targa’s IPO on December 10, 2010. Total compensation expense associated with these awards in 2010 was $12.2 million. The compensation expense was calculated based on the fair value of the stock of $22 per share at grant date.

On December 6, 2010, Targa granted to executive management and certain employees 1,350,000 Restricted Stock Awards. These awards vest over a three year period at 60% in 24 months and the remaining 40% in 36 months.  There are no restrictions on the shares once the vesting requirement is met. Total compensation expense associated with these awards in 2010 was $1.1 million. We expect to incur an additional $28.6 million of expense related to the restricted awards over the next three years. The compensation expense was calculated based on the fair value of the stock of $22 per share at grant date.

Subsequent Event. In February 2011, Targa’s Compensation Committee (the “Committee”) made awards to executive management for the 2011 compensation cycle of 33,140 restricted common shares under the TRC Plan that will vest three years from the grant date and 68,030 equity-settled performance units under the Partnership’s LTIP that will vest in June 2014.  The settlement value of these performance unit awards will be determined using the formula adopted for the performance unit awards granted in December 2009.

Non-Employee Director Grants and Incentive Plan related to the Partnership’s Common Units

In connection with the Partnership’s IPO in February 2007, Targa adopted a long-term incentive plan (“LTIP”) for employees, consultants and directors of the Partnership or its affiliates who perform services for us or our affiliates. The LTIP provides for the grant of cash-settled performance units which are linked to the performance of the Partnership’s common units and may include distribution equivalent rights (“DERs”). The LTIP is administered by the compensation committee of Targa’s board of directors. Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to cash distributions paid on an outstanding common unit.

Each vested performance unit will entitle the grantee to a cash payment equal to the then value of a Partnership common unit, including DERs. The amount vesting under such awards is based on the total return per common unit of the Partnership through the end of the performance period multiplied by the vesting percentage determined from the Partnership’s ranking in a defined peer group.

The following table summarizes the LTIP units for the year ended 2010:

	Program Year
	2007 Plan	2008 Plan	2009 Plan	2010 Plan	Total
Unit outstanding January 1, 2010	275,400	135,800	534,900	90,403	1,036,503
Granted	-	-	-	219,597	219,597
Vested and paid	(275,400)	-	-	-	(275,400)
Forfeited	-	(2,000)	(7,400)	(3,000)	(12,400)
Units outstanding December 31, 2010	-	133,800	527,500	307,000	968,300

Calculated fair market value as of December 31, 2010		$5,176,263	$20,113,575	$13,621,590	$38,911,428
Liabilities recognized as of December 31, 2010
Current		$4,276,430	$-	$-	$4,276,430
Long-term		-	10,145,414	3,434,471	13,579,885

To be recognized in future periods		899,833	9,968,161	10,187,119	21,055,113

Vesting date		June 2011	June 2012	June 2013

Because the performance units require cash settlement, they have been accounted for as liabilities in our financial statements. During 2010, we paid $9.1 million for vested LTIP units.

During 2010, Targa changed the fair value measurement model from a Black-Scholes option pricing model to Monte Carlo simulation model. Targa considered the Monte Carlo simulation model to be more appropriate for LTIP valuation purposes than the previous method because it directly incorporates the peer group ranking market conditions.

Prior to the change, the fair value of a performance unit was the sum of: (i) the closing price of one of our common units on the reporting date; (ii) the fair value of an at-the-money call option on a performance unit with a grant date equal to the reporting date and an expiration date equal to the last day of the performance period; and (iii) estimated DERs. The fair value of the call options was estimated using a Black-Scholes option pricing model. The market condition was indirectly incorporated into the valuation based on our point-in-time ranking versus peers at the measurement date.

With the Monte Carlo simulation model, the fair value of a performance unit is the sum of: (i) the simulated share price of multiple correlated assets incorporated with peer ranking; and (ii) the estimated value of expected DERs. The simulated stock price was estimated using the Monte Carlo simulation with discount rate of 7.17% and expected volatility of 33.8%.

The remaining weighted average recognition period for the unrecognized compensation cost is approximately two years. During 2010, 2009 and 2008 we recognized compensation expense of $13.9 million, $10.5 million and $0.1 million related to the performance units.

Director Grants

During 2010 and 2009, Targa Resources GP LLC, the Partnership’s general partner, also made equity-based awards of 15,750 and 32,000 of the Partnership’s restricted common units (2,250 and 4,000 of its restricted common units to each of the Partnership’s and our non-management directors) under its Incentive Plan. The awards will settle with the delivery of common units and are subject to three-year vesting, without a performance condition, and will vest ratably on each anniversary of the grant date. During 2010, 2009 and 2008, the Partnership recognized compensation expense of $0.4 million, $0.3 million and $0.3 million related to these awards with an offset to common equity.  The Partnership estimates that the remaining fair value of $0.2 million will be recognized in expense over approximately one year. As of December 31, 2010 there were 39,074 unvested restricted common units outstanding under this plan.

The following table summarizes the Partnership’s unit-based awards for each of the periods indicated (in units and dollars):

	Year Ended	Weighted-average
	December 31, 2010	Grant-Date Fair Value
Outstanding at beginning of year	$41,993	$12.88
Granted	15,750	23.51
Vested	(18,669)	15.06
Outstanding at end of year	39,074	16.12

The weighted average grant-date fair value of the unit-based awards for the years ended 2010, 2009 and 2008 were $16.12, $12.88 and $22.12.

Subsequent event. On February 14, 2011, the Partnership’s general partner made equity based awards of 10,600 of the Partnership’s restricted common units (2,120 restricted common units under to each of the Partnership’s non-management directors) under its Incentive Plan. The awards will settle with the delivery of common units and are subject to three-year vesting, without a performance condition, and will vest ratably on each anniversary of the grant date.

Other Compensation Plans

Targa have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). Targa also contributed an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. Targa made contributions to the 401(k) plan totaling $7.2 million, $6.6 million, and $8.4 million during 2010, 2009, and 2008.

Note 14 —Derivative Instruments and Hedging Activities

Commodity Hedges

In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes through 2014 by entering into derivative financial instruments including swaps and purchased puts (floors).

The hedges generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon our expected equity NGL composition, as well as specific NGL hedges of ethane and propane. This strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Additionally, the NGL hedges are based on published index prices for delivery at Mont Belvieu and the natural gas hedges are based on published index prices for delivery at Permian Basin, Mid-Continent and WAHA, which closely approximate our actual NGL and natural gas delivery points.

We hedge a portion of our condensate sales using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude. This necessarily exposes us to a market differential risk if the NYMEX futures do not move in exact parity with our underlying West Texas condensate equity volumes.

Hedge ineffectiveness has been immaterial for all periods.

At December 31, 2010, the notional volumes of our commodity hedges were:

Commodity	Instrument	Unit	2011	2012	2013	2014
Natural Gas	Swaps	MMBtu/d	30,100	23,100	8,000	-
NGL	Swaps	Bbl/d	8,550	6,700	3,400	-
NGL	Floors	Bbl/d	253	294	-	-
Condensate	Swaps	Bbl/d	1,100	950	800	700

Interest Rate Swaps

As of December 31, 2010, we had $765.3 million outstanding under our credit facility, with interest accruing at a base rate plus an applicable margin. In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates we have entered into interest rate swaps and interest rate basis swaps that effectively fix the base rate on $300 million in borrowings as shown below:

		Notional	Fair
Period	Fixed Rate	Amount	Value
2011	3.52%	$300	$(7.8)
2012	3.40%	300	(7.5)
2013	3.39%	300	(4.0)
2014	3.39%	300	(0.8)
			$(20.1)

All interest rate swaps have been designated as cash flow hedges of variable rate interest payments on borrowings under our credit facility.

The following schedules reflect the fair values of derivative instruments in our financial statements:

	Asset Derivatives			Liability Derivatives
Balance		Fair Value as of		Balance	Fair Value as of
Sheet		December 31,		Sheet	December 31,
Location		2010	2009	Location	2010	2009
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$24.8	$31.6	Current liabilities	$25.5	$20.7
Long-term assets		18.9	11.7	Long-term liabilities	20.5	39.1

Interest rate contracts	Current assets	-	0.2	Current liabilities	7.8	8.0
Long-term assets		-	1.9	Long-term liabilities	12.3	4.7
Total derivatives designated as hedging instruments		$43.7	$45.4		$66.1	$72.5

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.4	$1.1	Current liabilities	$0.9	$0.5
Long-term assets		-	0.2	Long-term liabilities	-	-
Total derivatives not designated as hedging instruments		$0.4	$1.3		$0.9	$0.5
Total derivatives		$44.1	$46.7		$67.0	$73.0

The fair value of derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue and expense:

	Gain (Loss) Recognized in OCI on Derivatives
Derivatives in	(Effective Portion)
Cash Flow Hedging	Year Ended December 31,
Relationships	2010	2009	2008
Interest rate contracts	$(20.1)	$(2.1)	$(19.0)
Commodity contracts	23.4	(72.7)	129.9
	$3.3	$(74.8)	$110.9

	Amount of Gain (Loss) Reclassified from OCI into Income
	(Effective Portion)
	Year Ended December 31,
Location of Gain (Loss)	2010	2009	2008
Interest expense, net	$(9.2)	$(10.4)	$(2.7)
Revenues	5.3	45.6	(33.7)
	$(3.9)	$35.2	$(36.4)

Our earnings are also affected by the use of the mark-to-market method of accounting for derivative financial instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheets and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction affects earnings. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. During 2010, 2009 and 2008, we recorded the following mark-to-market gains (losses):

		Amount of Gain (Loss) Recognized
Derivatives Not	Location of Gain (Loss)	in Income on Derivatives
Designated as Hedging	Recognized in Income	Year Ended December 31,
Instruments	on Derivatives	2010	2009	2008
Commodity contracts	Other income (expense)	$26.0	$(30.9)	$76.4

The following table shows the unrealized gains (losses) included in OCI:

	Year Ended December 31,
	2010	2009	2008
Unrealized net gains (losses) on commodity hedges	$(10.5)	$(28.7)	$89.6
Unrealized net gain (losses) on interest rate hedges	$(20.1)	$(9.3)	$(17.5)

As of December 31, 2010, deferred net losses of $0.8 million on commodity hedges and $7.4 million on interest rate hedges recorded in OCI are expected to be reclassified to income and interest expense during the next twelve months.

In July 2008, we paid $87.4 million to terminate certain out-of-the-money natural gas and NGL commodity swaps. We also entered into new natural gas and NGL commodity swaps at then current market prices that match the production volumes of the terminated swaps. Prior to the terminations, these swaps were designated as hedges. Deferred losses of $0.3 million will be reclassified from OCI as a non-cash reduction of revenue during 2011 when the hedged forecasted sales transactions occur. During 2010, 2009 and 2008, deferred losses of $27.4 million, $37.8 million and $21.7 million related to the terminated swaps were reclassified from OCI as a non-cash reduction to revenue.

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

See Note 4, Note 15, Note 18 and Note 22 for additional disclosures related to derivative instruments and hedging activities.

Note 15 —Related Party Transactions

Targa Resources Corp.

On February 14, 2007, as part of the North Texas conveyance, we entered into an Omnibus Agreement with Targa, our general partner and others that addressed the reimbursement of our general partner for costs incurred on our behalf and indemnification matters. In conjunction with subsequent Targa asset conveyances, the parties amended the Omnibus Agreement to run through April 2013 and to have Targa provide general and administrative and other services to us associated with (1) our existing assets and any future Targa conveyances and (2) subject to mutual agreement, our future acquisitions from third parties. Targa, at its option, may terminate any or all of the provisions of this agreement, other than the indemnification provisions described in Note 16, if our general partner is removed without cause and the units held by our general partner and its affiliates are not voted in favor of that removal. The Omnibus Agreement will terminate in the event of a change of control of us or our general partner.

Reimbursement of Operating and General and Administrative Expense

The employees supporting our operations are employees of Targa. We reimburse Targa for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to our assets, and for the provision of various general and administrative services for our benefit. Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. Since October 1, 2010, after the final conveyance of assets to us by Targa, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, other than Targa’s direct costs of being a separate public reporting company.

Pursuant to the Omnibus Agreement with respect to the North Texas System, Targa capped the North Texas System’s general and administrative expenses at $5.0 million annually through February 14, 2010. There is not a cap of expenses related to any of the other Targa conveyances. However, Targa will provide distribution support to us in the form of reduced general and administrative expense billings, up to $8.0 million per quarter, if necessary, for a 1.0 times distribution coverage ratio. The distribution support is in effect for the nine-quarter period beginning with the fourth quarter of 2009 and continuing through the fourth quarter of 2011. No distribution support was required through the fourth quarter of 2010. We filed the Omnibus Agreement, as amended, with the SEC.

Centralized Cash Management

Prior to the Targa conveyances of assets, the excess cash from these subsidiaries was held in separate bank accounts and swept to a centralized account under Targa. Beginning with the contribution of these systems to us, our consolidated subsidiaries’ bank accounts have been maintained under our separate centralized cash management system.

Contracts with Affiliates

Sales to and purchases from affiliates. Since our inception, we have routinely conducted business with other subsidiaries of Targa that we did not own. The related party transactions resulted primarily from purchases and sales of natural gas and purchases of NGL products and were settled in cash. Subsequent to the dropdown of all of the operating assets into us by Targa, all intercompany sale and purchase transactions are now eliminated in consolidation.

The following table summarizes transactions with Targa and Targa affiliates. Management believes these transactions are executed on terms that are fair and reasonable.

	Year Ended December 31,
	2010	2009	2008
Cash
Parent allocation of payroll and related
costs included in operating expense	$78.8	$65.2	$62.9
Parent allocation of general & administrative expense	110.9	110.7	93.3
Cash distributions to Targa based on unit ownership	39.5	38.9	27.0
Distributions to Targa, net	102.5	151.9	342.2
Noncash
Unit distributions to Targa	2.5	132.5	-
Settlement of affiliated indebtedness	205.9	287.3	-
Parent contribution of interest expense	23.8	97.7	112.6
Affiliate interest expense accrued	(23.8)	(97.7)	(112.6)
Parent allocation of debt	-	-	137.1
Parent allocation of interest expense	5.6	10.0	4.6

Transactions with GCF

For the years 2010, 2009 and 2008, transactions with GCF included in revenues were $0.3 million, $0.2 million and $0.5 million. For the same periods, transactions with GCF included in costs and expenses were $1.1 million, $1.4 million and $3.5 million. These transactions were at market prices consistent with similar transactions with nonaffiliated entities.

Relationships with Warburg Pincus LLC

Chansoo Joung and Peter Kagan, two of the directors of our general partner and Targa, are Managing Directors of Warburg Pincus LLC and are also directors of Broad Oak Energy, Inc. (“Broad Oak”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Broad Oak. We purchased $41.5 million, $9.7 million and $4.8 million of product from Broad Oak during 2010, 2009 and 2008. These transactions were at market prices consistent with similar transactions with nonaffiliated entities. We had no commercial transactions prior to 2008 with Broad Oak.

Peter Kagan is also a director of Antero Resources Corporation (“Antero”) from whom we buy natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Antero. We purchased $0.1 million, $0.5 million and $64.4 million of product from Antero during 2010, 2009 and 2008. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationships with Bank of America Corporation (“BofA”)

Equity. Prior to December 10, 2010, BofA was considered a beneficial owner of more than 5% of the common stock of Targa. Upon Targa’s initial public offering, BofA reduced its ownership below 5%.

Financial Services. An affiliate of Bank of American (“BofA”) is a lender and an agent under our senior credit facility with commitments of $72 million. BofA and its affiliates have engaged, and may in the future engage, in other commercial and investment banking transactions with us in the ordinary course of our business. They have received, and expect to receive, customary compensation and expense reimbursement for these commercial and investment banking transactions.

Commodity Hedges. We have previously entered into various commodity derivative transactions with BofA. As of December 31, 2010, we have no open positions with BofA. During 2010, 2009 and 2008, we received from (paid to) BofA $1.9 million, $24.2 million and ($30.5) million in commodity derivative settlements.

Commercial Relationships. Our product sales and product purchases with BofA were:

	Year Ended
	December 31,
	2010	2009	2008
Included in revenues	$26.0	$36.7	$97.0
Included in costs and expenses	3.7	1.0	5.1

Note 16 —Commitments and Contingencies

Future non-cancelable commitments related to certain contractual obligations are presented below:
	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases and service contract (1)	$36.7	$10.6	$8.4	$3.8	$2.7	$2.6	$8.6
Capacity and terminalling payments (2)	12.9	6.6	4.7	1.6	-	-	-
Land site lease and right-of-way (3)	20.4	1.3	1.2	1.2	1.1	1.0	14.6
	$70.0	$18.5	$14.3	$6.6	$3.8	$3.6	$23.2

__________
(1)	Include minimum lease payment obligations associated with gas processing plant site leases and railcar leases.
(2)	Consist of capacity payments for firm transportation contracts.
(3)	Provide for surface and underground access for gathering, processing, and distribution assets that are located on property not owned by us; agreements expire at various dates through 2099.

Total expenses related to operating leases, capacity payments and land site lease and right-of-way agreements were:

	Year Ended December 31,
	2010	2009	2008
Operating leases	$13.5	$13.7	$14.7
Capacity payments	8.6	9.6	6.7
Land site lease and right-of-way	2.8	2.3	4.0

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

In May 2007, the New Mexico Environmental Department (“NMED”) alleged air emissions violations at Eunice, Monument and Saunders gas processing plants, which were identified in the course of an inspection of the Eunice plant conducted by the NMED in August 2005.

In January 2010, we settled the alleged violations with NMED for a penalty of approximately $1.5 million, which is accrued for as of December 31, 2010.  As part of the settlement, we agreed to install two acid gas injection wells, additional emission control equipment and monitoring equipment. We estimate the total cost to complete these projects to be approximately $33.4 million, of which $4.0 million has already been paid.

Under the terms of the Versado Purchase and Sale Agreement, Targa will reimburse us for future maintenance capital expenditures required pursuant to our New Mexico Environmental Department settlement agreement, of which our share is currently estimated at $19 million, to be incurred through 2011.

Our environmental liability at December 31, 2010 and December 31, 2009 was $1.6 million and $3.2 million. Our December 31, 2010 liability consisted of $0.2 million for gathering system leaks, and $1.4 million for ground water assessment and remediation.

Legal Proceedings

On December 8, 2005, WTG Gas Processing, L.P. (“WTG”) filed suit in the 333rd District Court of Harris County, Texas against several defendants, including Targa and two other Targa entities and private equity funds affiliated with Warburg Pincus LLC, seeking damages from the defendants. The suit alleges that Targa and private equity funds affiliated with Warburg Pincus, along with ConocoPhillips Company (“ConocoPhillips”) and Morgan Stanley, tortiously interfered with (i) a contract WTG claims to have had to purchase SAOU from ConocoPhillips and (ii) prospective business relations of WTG. WTG claims the alleged interference resulted from Targa’s competition to purchase the ConocoPhillips’ assets and its successful acquisition of those assets in 2004. In October 2007, the District Court granted defendants’ motions for summary judgment on all of WTG’s claims. In February 2010, the 14th Court of Appeals affirmed the District Court’s final judgment in favor of defendants in its entirety. In January 2011, the Texas Supreme Court denied WTG’s petition for review of the lower courts’ judgment and WTG filed a motion for rehearing with the Texas Supreme Court requesting the court reconsider its denial to review WTG’s appeal. Targa has agreed to indemnify us for any claim or liability arising out of the WTG suit.

Except as provided above, neither we nor Targa are a party to any other legal proceedings other than legal proceedings arising in the ordinary course of our business.  We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 17 —Fair Value of Financial Instruments

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

The carrying value of our senior secured credit facility approximates its fair value, as its interest rate is based on prevailing market rates. The fair value of the senior unsecured notes is based on quoted market prices based on trades of such debt as of the dates indicated in the following table:

	As of December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior unsecured notes, 8¼% fixed rate	$209.1	$219.4	$209.1	$206.5
Senior unsecured notes, 11¼% fixed rate	231.3	265.0	231.3	253.5
Senior unsecured notes, 7 7/8% fixed rate	250.0	259.7	-	-

Note 18 —Fair Value Measurements

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

	December 31, 2010

	Total	Level 1	Level 2	Level 3

Assets from commodity derivative contracts	$44.1	$-	$43.9	$0.2
Assets from interest rate derivatives	-	-	-	-
Total assets	$44.1	$-	$43.9	$0.2
Liabilities from commodity derivative contracts	$46.9	$-	$35.1	$11.8
Liabilities from interest rate derivatives	20.1	-	20.1	-
Total liabilities	$67.0	$-	$55.2	$11.8

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$44.6	$-	$44.6	$-
Assets from interest rate derivatives	2.1	-	2.1	-
Total assets	$46.7	$-	$46.7	$-
Liabilities from commodity derivative contracts	$60.3	$-	$46.6	$13.7
Liabilities from interest rate derivatives	12.7	-	12.7
Total liabilities	$73.0	$-	$59.3	$13.7

The following table sets forth a reconciliation of the changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts
	2010	2009	2008
Balance at January 1	$(13.7)	$148.2	$(124.2)
Unrealized gains included in OCI	2.6	(57.1)	149.6
Purchases	-	-	3.3
Terminations included in OCI	-	-	77.8
Settlements included in Income	(0.5)	(35.0)	41.7
Transfers out of Level 3 (1)	-	(69.8)	-
Balance at December 31	$(11.6)	$(13.7)	$148.2

________
(1)
During 2009, we reclassified certain of our NGL derivative contracts from Level 3 (unobservable inputs in which little or no market data exist) to Level 2 as we were able to obtain directly observable inputs other than quoted prices in active markets.

For all periods indicated in the above table, all Level 3 derivative instruments were designated as cash flow hedges, and, as such, all changes in their fair value are reflected in Other Comprehensive Income. Therefore, there are no unrealized gains or losses reflected in revenues or other income (expense) with respect to Level 3 derivative instruments.

Note 19 — Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash:
Interest paid	$69.8	$27.0	$29.3
Taxes Paid	2.5	-	-
Non-cash:
Net settlement of allocated indebtedness and debt issue costs	205.9	287.3	-
Like-kind exchange of property, plant and equipment	-	-	5.8
Inventory line-fill transferred to property, plant and equipment	0.4	9.8	4.3
Issuance of Common Units in Downstream Acquisition	-	129.8	-
Issuance of Common Units in VESCO & Versado Acquisitions	2.5	-	-
Issuance of General Partner Units in Downstream Acquisition	-	2.7	-

Note 20 —Segment Information

In connection with the April 2010 acquisition of Targa’s interest in the Permian Business and Straddle Assets and its impact on our structure used for internal management purposes, an updated evaluation of our reportable segments was performed during the second quarter of 2010. As a result, our operations are now presented under four reportable segments: (1) Field Gathering and Processing, (2) Coastal Gathering and Processing, (3) Logistics Assets and (4) Marketing and Distribution. The financial results of our hedging activities are reported in Other. Prior period information in this report has been revised to conform to the 2010 reported segment presentation.

Prior to the second quarter of 2010, we reported our results under four reportable segments: (1) Natural Gas Gathering and Processing, (2) Logistics Assets, (3) NGL Distribution and Marketing and (4) Wholesale Marketing. The increase in our Coastal Gathering and Processing businesses as a result of our acquisition of the Permian Business and Straddle Assets and consideration of underlying operational and economic differences between Field and Coastal gathering and processing systems led to more granular analysis of the Natural Gas Gathering and Processing results. Also, we have aggregated the previously separately reported NGL Distribution and Marketing segment and Wholesale Marketing segment into one reportable segment, Marketing and Distribution. This combined marketing segment reflects significant operational interrelationships among the Marketing and Distribution activities apparent in our current business model.

The Natural Gas Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting natural gas liquids and removing impurities. The Field Gathering and Processing segment assets are located in North Texas and the Permian Basin of Texas and New Mexico and the Coastal Gathering and Processing segment assets are located in the onshore and near offshore region of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Our reportable segment information is shown in the following tables:

Year Ended December 31, 2010
	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues	$211.6	$446.6	$84.5	$4,713.5	$4.0	$-	$5,460.2
Intersegment revenues	1,084.4	755.7	88.0	494.8	-	(2,422.9)	-
Revenues	$1,296.0	$1,202.3	$172.5	$5,208.3	$4.0	$(2,422.9)	$5,460.2
Operating margin	$236.6	$107.8	$83.8	$80.5	$4.0	$-	$512.7
Other financial information:
Total assets	$1,623.4	$451.5	$471.9	$519.9	$44.1	$75.6	$3,186.4
Capital expenditures	$67.8	$6.9	$66.3	$2.7	$-	$-	$143.6

Year Ended December 31, 2009
	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues	$191.7	$392.0	$76.7	$3,797.1	$46.3	$-	$4,503.8
Intersegment revenues	780.1	525.0	79.5	337.4	-	(1,722.0)	-
Revenues	$971.8	$917.0	$156.2	$4,134.5	$46.3	$(1,722.0)	$4,503.8
Operating margin	$183.2	$89.7	$74.3	$83.0	$46.3	$-	$476.5
Other financial information:
Total assets	$1,668.2	$489.0	$414.4	$442.3	$46.8	$92.0	$3,152.7
Capital expenditures	$53.4	$14.0	$15.8	$16.0	$-	$-	$99.2

Year Ended December 31, 2008
	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues	$415.9	$781.2	$69.1	$6,797.5	$(33.6)	$-	$8,030.1
Intersegment revenues	1,530.8	736.4	103.4	619.5	-	(2,990.1)	-
Revenues	$1,946.7	$1,517.6	$172.5	$7,417.0	$(33.6)	$(2,990.1)	$8,030.1
Operating margin	$385.4	$105.4	$40.1	$41.3	$(33.6)	$-	$538.6
Other financial information:
Total assets	$1,725.7	$522.4	$421.5	$356.9	$202.1	$120.0	$3,348.6
Capital expenditures	$82.7	$13.1	$37.2	$4.2	$-	$-	$137.2

The following table shows our revenues by product and services for each period presented:

	Year Ended December 31,
	2010	2009	2008
Natural gas sales	$1,076.5	$808.6	$1,590.3
NGL sales	4,115.3	3,366.6	6,148.5
Condensate sales	95.1	95.5	131.5
Fractionation & Treating fees	55.8	61.1	66.8
Storage & Terminalling fees	40.1	41.0	33.0
Transportation fees	33.8	43.4	39.2
Gas processing fees	32.1	24.0	22.0
Hedge settlements	6.1	45.7	(33.7)
Business interruption insurance	-	13.3	32.9
Other	5.4	4.6	(0.4)
	$5,460.2	$4,503.8	$8,030.1

The following table is a reconciliation of operating margin to net income for each period presented:

	Year Ended December 31,
	2010	2009	2008
Reconciliation of operating margin to net income:
Operating margin	$512.7	$476.5	$538.6
Depreciation and amortization expenses	(176.2)	(166.7)	(156.8)
General and administrative expenses	(122.4)	(118.5)	(97.3)
Interest expense, net	(110.8)	(159.8)	(156.1)
Income tax expense	(4.0)	(1.2)	(2.9)
Other, net	34.7	(23.1)	109.7
Net income	$134.0	$7.2	$235.2

Note 21—Other Operating Income

	Year Ended December 31,
	2010	2009	2008
Casualty loss (gain) adjustment, See Note 12	$(3.3)	$(3.7)	$19.3
Loss (gain) on sale of assets	-	0.1	(5.9)
	$(3.3)	$(3.6)	$13.4

Note 22 —Significant Risks and Uncertainties

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

In an effort to reduce the variability of our cash flows we have hedged the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes for the years 2011 through 2014 by entering into derivative financial instruments including swaps and purchased puts (or floors). The percentages of our expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. Our commodity hedges may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if market prices decline below the prices at which these hedges are set. If market prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges.  See Note 14.

Interest Rate Risk. We are exposed to changes in interest rates, primarily as a result of our variable rate borrowings under our credit facility. In an effort to reduce the variability of our cash flows, we have entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, which are accounted for as cash flow hedges, the base interest rate on the specified notional amount of our variable rate debt is effectively fixed for the term of each agreement.  See Note 14.

Counterparty Risk – Credit and Concentration

Derivative Counterparty Risk

Where we are exposed to credit risk in our financial instrument transactions, management analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit and/or margin limits and monitors the appropriateness of these limits on an ongoing basis. Generally, management does not require collateral and does not anticipate nonperformance by our counterparties.

We have master netting agreements with most of our hedge counterparties. These netting agreements allow us to net settle asset and liability positions with the same counterparties. As of December 31, 2010, we had $25.8 million in liabilities to offset the default risk of counterparties with which we also had asset positions of $38.4 million as of that date.

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

As of December 31, 2010, affiliates of Barclays, Credit Suisse and British Petroleum (“BP”) accounted for 62%, 13% and 12%, of our counterparty credit exposure related to commodity derivative instruments. Barclays, Credit Suisse and BP are major financial institutions or corporations, each possessing investment grade credit ratings based upon minimum credit ratings assigned by Standard & Poor’s Ratings Services.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. The following table summarizes the activity affecting our allowance for bad debts:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$7.9	$9.2	$0.9
Additions	-	-	8.3
Deductions	(0.2)	(1.3)	-
Balance at end of year	$7.7	$7.9	$9.2

Significant Commercial Relationships

We are exposed to concentration risk when a significant customer or supplier accounts for a significant portion of our business activity. The following table lists the percentage of our consolidated sales or purchases with customers and suppliers which accounted for more than 10% of our consolidated revenues and consolidated product purchases for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
% of consolidated revenues
Chevron Phillips Chemical Company LLC	10%	15%	19%
%of product purchases
Louis Dreyfus Energy Services L.P.	10%	11%	9%

All transactions in the above table were associated with the Marketing and Distribution segment.

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

Under the Omnibus agreement described in Note 15, Targa has also indemnified us for pre-closing claims attributable to rights-of-way, certain consents or governmental permits, for a period of one to two years from our acquisitions (the North Texas System was three years). Targa has also indemnified us for certain pre-closing legal proceedings. Targa’s indemnification of any potential income tax issues attributable to pre-closing operations for each of our acquisitions terminate upon the expiration of the applicable statutes of limitations under the Omnibus Agreement, as amended.

Note 23—Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except per unit amounts)
Year Ended December 31, 2010:
Revenues	$1,483.8	$1,237.6	$1,216.9	$1,521.9	$5,460.2
Gross margin	185.9	179.8	184.7	221.8	772.2
Operating income	56.7	46.5	48.8	65.4	217.4
Net income	49.9	22.9	18.4	42.8	134.0
Net income allocable to limited partners	9.4	15.9	10.1	29.8	65.2
Net income per limited partner
unit - basic and diluted	$0.14	$0.23	$0.14	$0.39	$0.92

Year Ended December 31, 2009:
Revenues	$996.1	$1,006.5	$1,118.1	$1,383.1	$4,503.8
Gross margin	146.5	167.7	181.9	214.8	710.9
Operating income	16.3	41.6	53.0	84.0	194.9
Net income (loss)	(8.5)	(18.4)	1.3	32.8	7.2
Net income (loss) allocable to limited partners	(4.0)	4.5	11.4	32.3	44.2
Net income (loss) per limited partner
unit - basic and diluted	$(0.09)	$0.10	$0.17	$0.52	$0.86