Form 10-Q/A
period 2011-03-31
Targa Resources Partners LP
filed 2011-05-24
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.

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

As of May 23, 2011, there were 84,756,009 Common Units and 1,729,715 General Partner Units outstanding.

Explanatory Note

The purpose of the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011, as filed with the Securities and Exchange Commission on May 6, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL); (i) the unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the unaudited Consolidated Statements of Operations for the three months ended March 31 2011 and 2010, (iii) the unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31 2011 and 2010, (iv) the unaudited Consolidated Statement of Changes in Owners’ Equity for the three months ended March 31 2011, (v) the unaudited Consolidated Statements of Cash Flows for the three months ended March 31 2011 and 2010, and (vi) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit Number	Description

3.1*
Certificate of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Registration Statement on Form S-1 filed November 16, 2006 (File No. 333-138747)).

3.2*
Certificate of Formation of Targa Resources GP LLC (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.3*
Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

3.4*
First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s current report on Form 8-K filed February 16, 2007 (File No. 001-33303)).

4.4*
Supplemental Indenture dated April 8, 2011 to Indenture dated June 18, 2008, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.5*
Supplemental Indenture dated April 8, 2011 to Indenture dated July 6, 2009, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.6*
Supplemental Indenture dated April 8, 2011 to Indenture dated August 13, 2010, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.7*
Supplemental Indenture dated April 8, 2011 to Indenture dated February 2, 2011, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011, filed with the Securities and Exchange Commission on May 6, 2011.

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Partners LP.
(Registrant)

By:   Targa Resources GP LLC,
 its general partner

By:   /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: May 24, 2011

Exhibit Index

Exhibit Number	Description

3.1*
Certificate of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Registration Statement on Form S-1 filed November 16, 2006 (File No. 333-138747)).

3.2*
Certificate of Formation of Targa Resources GP LLC (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.3*
Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

3.4*
First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s current report on Form 8-K filed February 16, 2007 (File No. 001-33303)).

4.4*
Supplemental Indenture dated April 8, 2011 to Indenture dated June 18, 2008, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.5*
Supplemental Indenture dated April 8, 2011 to Indenture dated July 6, 2009, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.6*
Supplemental Indenture dated April 8, 2011 to Indenture dated August 13, 2010, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.7*
Supplemental Indenture dated April 8, 2011 to Indenture dated February 2, 2011, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011, filed with the Securities and Exchange Commission on May 6, 2011.

**	Furnished herewith