Form 10-Q/A
period 2011-06-30
Targa Resources Partners LP
filed 2011-08-19
CIK 1379661

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

Explanatory Note

The purpose of the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL); (i) the unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) the unaudited Consolidated Statement of Changes in Owners’ Equity for the six months ended June 30, 2011, (v) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) the unaudited Notes to Consolidated Financial Statements.

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

3.5*
Amendment No. 1, dated May 13, 2008, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 14, 2008 (File No. 001-33303)).

3.6*
Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

4.1*
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

4.2*
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

4.3*
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

4.4*
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

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

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

Date: August 19, 2011

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

3.5*
Amendment No. 1, dated May 13, 2008, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 14, 2008 (File No. 001-33303)).

3.6*
Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

4.1*
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

4.2*
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

4.3*
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

4.4*
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

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

**	Furnished herewith