Form 10-Q/A
period 2011-09-30
Targa Resources Partners LP
filed 2011-11-07
CIK 1379661

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “10-Q”) filed with the Securities and Exchange Commission on November 7, 2011, is to furnish the Interactive Data Files on Exhibit 101.  The Interactive Data Files were inadvertently omitted from the Form 10-Q as originally filed due to an error in the Thomson Reuters Edgarization software.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

10.1*
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

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.

**	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Partners LP.
(Registrant)

By:  Targa Resources GP LLC,
 its general partner

Date: November 7, 2011                                                By:   /s/ Matthew J. Meloy
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

10.1*
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

*
These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.

**	Filed herewith