Form 10-Q
period 2012-03-31
Targa Resources Partners LP
filed 2012-05-04
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012, there were 89,170,989 Common Units and 1,819,817 General Partner Units outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Partners LP’s (together with its subsidiaries, “we,” “us,” or “our”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”) and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

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

•
the risks described elsewhere in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report and in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 gallons)
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
NYSE	New York Stock Exchange

Price Index
Definitions
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$86.3	$55.6
Trade receivables, net of allowances of $1.9 million and $2.2 million	462.6	575.9
Inventory	45.4	92.1
Assets from risk management activities	40.5	41.0
Other current assets	2.4	2.7
Total current assets	637.2	767.3
Property, plant and equipment	3,885.9	3,786.9
Accumulated depreciation	(1,026.7)	(980.8)
Property, plant and equipment, net	2,859.2	2,806.1
Long-term assets from risk management activities	9.0	10.9
Investment in unconsolidated affiliate	42.7	36.8
Other long-term assets	39.0	36.9
Total assets	$3,587.1	$3,658.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$501.1	$647.8
Accounts payable to Targa Resources Corp.	54.0	60.0
Liabilities from risk management activities	28.3	41.1
Total current liabilities	583.4	748.9
Long-term debt	1,380.4	1,477.7
Long-term liabilities from risk management activities	13.9	15.8
Deferred income taxes	9.9	9.5
Other long-term liabilities	45.3	44.4

Commitments and contingencies (see Note 11)

Owners' equity:
Common unitholders (89,170,989 and 84,756,009 units issued and
outstanding as of March 31, 2012 December 31, 2011)	1,389.9	1,221.2
General partner (1,819,817 and 1,729,715 units issued and
outstanding as of March 31, 2012 December 31, 2011)	32.5	27.2
Accumulated other comprehensive loss	(10.1)	(25.6)
	1,412.3	1,222.8
Noncontrolling interests in subsidiaries	141.9	138.9
Total owners' equity	1,554.2	1,361.7
Total liabilities and owners' equity	$3,587.1	$3,658.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011

	(Unaudited)
	(In millions, except per unit amounts)
Revenues	$1,645.5	$1,615.1
Costs and expenses:
Product purchases	1,384.1	1,401.2
Operating expenses	71.6	65.9
Depreciation and amortization expenses	46.7	42.7
General and administrative expenses	32.9	31.8
Income from operations	110.2	73.5
Other income (expense):
Other interest expense, net	(29.4)	(27.5)
Equity in earnings of unconsolidated investment	2.1	1.7
Other	(0.1)	(0.2)
Income before income taxes	82.8	47.5
Income tax expense:
Current	(0.6)	(1.4)
Deferred	(0.4)	(0.4)
	(1.0)	(1.8)
Net income	81.8	45.7
Less: Net income attributable to noncontrolling interests	11.7	7.9
Net income attributable to Targa Resources Partners LP	$70.1	$37.8

Net income attributable to general partner	14.1	7.6
Net income attributable to limited partners	56.0	30.2
Net income attributable to Targa Resources Partners LP	$70.1	$37.8

Net income per limited partner unit - basic	$0.64	$0.37
Net income per limited partner unit - diluted	$0.63	$0.37
Weighted average limited partner units outstanding - basic	88.1	82.3
Weighted average limited partner units outstanding - diluted	88.2	82.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011

	(Unaudited)
	(In millions)
Net income	$81.8	$45.7
Other comprehensive income:
Commodity hedging contracts:
Change in fair value	15.4	(61.3)
Settlements reclassified to revenues	(2.2)	4.6
Interest rate swaps:
Change in fair value	-	0.2
Settlements reclassified to interest expense, net	2.3	2.5
Other comprehensive income (loss)	15.5	(54.0)
Comprehensive income (loss)	97.3	(8.3)
Less: Comprehensive income attributable to
noncontrolling interests	11.7	7.9
Comprehensive income (loss) attributable to
Targa Resources Partners LP	$85.6	$(16.2)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY

					Accumulated
					Other
	Limited Partner		General Partner		Comprehensive	Noncontrolling
	Units	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2011	84,756	$1,221.2	1,730	$27.2	(25.6)	138.9	1,361.7
Compensation on equity grants	10	1.0	-	-	-	-	1.0
Proceeds from equity offerings	4,405	165.0	90	3.4	-	-	168.4
Contributions from Targa Resources Corp.	-	0.4	-	0.1	-	-	0.5
Distributions to noncontrolling interests	-	-	-	-	-	(10.1)	(10.1)
Contributions from noncontrolling interests	-	-	-	-	-	1.4	1.4
Other comprehensive income	-	-	-	-	15.5	-	15.5
Net income	-	56.0	-	14.1	-	11.7	81.8
Distributions to unitholders	-	(53.7)	-	(12.3)	-	-	(66.0)
Balance, March 31, 2012	89,171	$1,389.9	1,820	$32.5	$(10.1)	$141.9	$1,554.2

Balance, December 31, 2010	75,545	$935.3	1,542	$15.1	(30.6)	129.3	1,049.1
Compensation on equity grants	11	0.2	-	-	-	-	0.2
Proceeds from equity offerings	9,200	298.1	188	6.3	-	-	304.4
Contributions from Targa Resources Corp.	-	2.2	-	0.3	-	-	2.5
Distributions to noncontrolling interests	-	-	-	-	-	(3.5)	(3.5)
Contributions from noncontrolling interests	-	-	-	-	-	0.6	0.6
Other comprehensive loss	-	-	-	-	(54.0)	-	(54.0)
Net income	-	30.2	-	7.6	-	7.9	45.7
Distributions to unitholders	-	(46.4)	-	(7.1)	-	-	(53.5)
Balance, March 31, 2011	84,756	$1,219.6	1,730	$22.2	$(84.6)	$134.3	$1,291.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$81.8	$45.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	4.6	1.8
Compensation on equity grants	1.0	0.2
Depreciation and amortization expense	46.7	42.7
Accretion of asset retirement obligations	1.0	0.9
Deferred income tax expense	0.4	0.4
Equity earnings, net of distributions	-	(1.7)
Risk management activities	1.1	0.2
Changes in operating assets and liabilities:		-
Receivables and other assets	113.9	24.0
Inventory	44.3	47.3
Accounts payable and other liabilities	(148.1)	(62.9)
Net cash provided by operating activities	146.7	98.6
Cash flows from investing activities
Outlays for property, plant and equipment	(102.7)	(55.5)
Business acquisition	-	(29.0)
Investment in unconsolidated affiliate	(6.2)	(4.4)
Return of capital from unconsolidated affiliate	0.3	-
Other, net	0.8	-
Net cash used in investing activities	(107.8)	(88.9)
Cash flows from financing activities
Proceeds from borrowings under credit facility	145.0	268.0
Repayments of credit facility	(643.0)	(832.0)
Proceeds from issuance of senior notes	400.0	325.0
Cash paid on note exchange	-	(27.7)
Proceeds from equity offerings	168.4	304.4
Distributions to unitholders	(66.0)	(53.5)
Costs incurred in connection with financing arrangements	(4.4)	(6.2)
Contributions from parent	0.5	2.5
Contributions from noncontrolling interests	1.4	0.6
Distributions to noncontrolling interests	(10.1)	(3.5)
Net cash used in financing activities	(8.2)	(22.4)
Net change in cash and cash equivalents	30.7	(12.7)
Cash and cash equivalents, beginning of period	55.6	76.3
Cash and cash equivalents, end of period	$86.3	$63.6

See notes to consolidated financial statements.

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

Note 1 — Organization and Operations

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed in October 2006 by Targa Resources Corp. (“Targa” or “Parent”). Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “NGLS.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries. In this Quarterly Report, unless the context requires otherwise, references to “Targa” are intended to mean Targa Resources Corp. together with its subsidiaries.

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly-owned subsidiary of Targa. As of March 31, 2012, Targa owns a 16.2% interest in us in the form of 1,819,817 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter after payments to common unitholders.

Allocation of costs. The employees supporting our operations are employed by Targa Resources LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Targa. Our financial statements include the direct costs of Targa employees deployed to our operating segments, as well an allocation of costs associated with our usage of Targa centralized general and administrative services and related administrative assets.

Our Operations

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; and storing and terminaling refined petroleum products and crude oil. See Note 12 for an analysis of our operations by segment.

Note 2 — Basis of Presentation

We have prepared these unaudited consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. While we derived the year-end balance sheet data from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report.

The unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies during the three months ended March 31, 2012.

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in this Quarterly Report. We have made additional disclosures in Note 9 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Although we have no financial instruments classified as Level 3, the new standard would have also required that we disclose our valuation methodology including quantitative inputs and qualitative assumptions.

Note 4 — Property, Plant and Equipment

			Estimated useful lives
	March 31, 2012	December 31, 2011	(In years)
Natural gas gathering systems	$1,761.9	$1,740.6	5 to 20
Processing and fractionation facilities	1,108.1	1,062.7	5 to 25
Terminaling and storage facilities	389.6	380.7	5 to 25
Transportation assets	281.8	281.2	10 to 25
Other property, plant and equipment	57.1	54.9	3 to 25
Land	72.0	71.2	-
Construction in progress	215.4	195.6	-
	$3,885.9	$3,786.9

Note 5 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Commodities	$403.6	$514.0
Other goods and services	57.8	86.3
Interest	26.6	32.3
Other	13.1	15.2
	$501.1	$647.8

Note 6 — Debt Obligations

	March 31, 2012	December 31, 2011
Senior secured revolving credit facility, variable rate, due July 2015 (1)	$-	$498.0
Senior unsecured notes, 8¼% fixed rate, due July 2016	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	72.7
Unamortized discount	(2.8)	(2.9)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(32.2)	(32.8)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	400.0	-
	$1,380.4	$1,477.7

Letters of credit issued	$77.6	$92.5
________
(1)	As of March 31, 2012, availability under our $1.1 billion senior secured revolving credit facility was $1,022.4 million.

The following table shows the range of interest rates and the weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2012:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	2.5% - 2.9%	2.8%

As of March 31, 2012, we were in compliance with the covenants contained in our various debt agreements.

6⅜% Senior Notes

On January 30, 2012, we privately placed $400.0 million in aggregate principal amount of 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The 6⅜% Notes resulted in approximately $395.6 million of net proceeds, which were used to reduce borrowings under our senior secured revolving credit facility (the "Revolver") and for general partnership purposes.

The 6⅜% Notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under our credit facility. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by certain of our subsidiaries. These 6⅜% Notes are effectively subordinated to all secured indebtedness under our credit agreement, which is secured by substantially all of our assets, to the extent of the value of the collateral securing that indebtedness.

Interest on the 6⅜% Notes accrues at the rate of 6⅜% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on August 1, 2012.

We may redeem 35% of the aggregate principal amount of the 6⅜% Notes at any time prior to February 1, 2015, with the net cash proceeds of one or more equity offerings. We must pay a redemption price of 106.375% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date provided that:

1)	at least 65% of the aggregate principal amount of the 6⅜% Notes (excluding the 6⅜% Notes held by us) remains outstanding immediately after the occurrence of such redemption; and

2)	the redemption occurs within 180 days of the date of the closing of such equity offering.

We may also redeem all or part of the 6⅜% Notes on or after February 1, 2017 at the prices set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, if redeemed during the twelve month period beginning on February. Redemption periods begin on February 1 of each year indicated below:

Year	Redemption Price
2017	103.188%
2018	102.125%
2019	101.063%
2020 and thereafter	100.000%

Note 7 — Partnership Units and Related Matters

Public Offerings of Common Units

On January 23, 2012, we completed a public offering of 4,000,000 common units at a price of $38.30 per common unit ($37.11 per common unit, net of underwriting discounts). Net proceeds from this offering were approximately $150.0 million. Pursuant to the exercise of the underwriters’ overallotment option, we issued an additional 405,000 common units, providing net proceeds of approximately $15.0 million. As part of this offering, Targa purchased 1,300,000 common units with an aggregate value of $49.8 million (based on the offering price of $38.30). The units purchased by Targa were not subject to any underwriter discounts or commissions. In addition, Targa contributed $3.4 million to us for 89,898 general partner units to maintain its 2% general partner interest in us. We used the net proceeds from this offering for general partnership purposes, including the repayment of indebtedness.

Distributions

Distributions for the three months ended March 31, 2012 and December 31, 2011 were as follows:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per limited partner unit
		Common	Incentive	2%	Total

		(In millions, except per unit amounts)
March 31, 2012	May 15, 2012	$55.5	$12.7	$1.4	$69.6	$0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Note 8 — Derivative Instruments and Hedging Activities

Commodity Hedges

The primary purpose of our commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas and NGL equity volumes through 2013 and condensate equity volumes through 2014 by entering into derivative instruments including swaps and purchased puts (floors).

The hedges generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges may be transacted as specific NGL hedges or as baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon our expected equity NGL composition. We believe this approach avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Our natural gas and NGL hedges are settled using published index prices for delivery at various locations which closely approximate our actual natural gas and NGL delivery points.

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

At March 31, 2012, the notional volumes of our commodity hedges for our equity volumes were:

Commodity	Instrument	Unit	2012	2013	2014
Natural Gas	Swaps	MMBtu/d	31,790	17,089	-
NGL	Swaps	Bbl/d	9,361	4,150	-
NGL	Puts (propane)	Bbl/d	294	-	-
NGL	Calls (ethane) (1)	Bbl/d	2,000	-	-
Condensate	Swaps	Bbl/d	1,660	1,795	700
______
(1) Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and we record changes in fair value and cash settlements to revenues.

The following schedules reflect the fair values of our derivative instruments:

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$40.0	$40.3	Current liabilities	$27.8	$40.6
	Long-term assets	9.0	10.9	Long-term liabilities	13.9	15.8
Total derivatives designated as hedging instruments		$49.0	$51.2		$41.7	$56.4

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.5	$0.7	Current liabilities	$0.5	$0.5
Total derivatives not designated as hedging instruments		$0.5	$0.7		$0.5	$0.5
Total derivatives		$49.5	$51.9		$42.2	$56.9

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net asset of $7.3 million as of March 31, 2012, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. These default probabilities have been applied to the unadjusted fair values of the derivative instruments to arrive at the credit risk adjustment, which aggregates to $0.1 million as of March 31, 2012.

Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas, NGL and crude oil prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders.

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the three months ended March 31, 2012 and 2011:

	Gain (Loss) Recognized in OCI on Derivatives
Derivatives in	(Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,
Relationships	2012	2011
Interest rate contracts	$-	$0.2
Commodity contracts	15.4	(61.3)
	$15.4	$(61.1)

	Gain (Loss) Reclassified from OCI into Income
	(Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2012	2011
Interest expense, net	$(2.3)	$(2.5)
Revenues	2.2	(4.6)
	$(0.1)	$(7.1)

Hedge ineffectiveness has been immaterial for all periods presented.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. During the three months ended March 31, 2012 and 2011, we recorded the following mark-to-market gains:

		Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2012	2011
Commodity contracts	Revenue	$0.1	$1.0

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2014:

	March 31, 2012	December 31, 2011
Commodity hedges	$3.9	$(9.4)
Interest rate hedges	(14.1)	(16.4)

As of March 31, 2012, deferred net gains of $7.5 million on commodity hedges and deferred net losses of $7.4 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The fair values of our derivative instruments, which aggregate to a net asset position of $7.3 million as of March 31, 2012, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $34.1 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $48.1 million, ignoring an adjustment for counterparty credit risk.

The following table reflects the classification within the fair value hierarchy of derivative contracts that are recorded on our Consolidated Balance Sheets at fair value:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$49.5	$-	$49.5	$-
Liabilities from commodity derivative contracts	$42.2	$-	$42.2	$-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$51.9	$-	$51.9	$-
Liabilities from commodity derivative contracts	$56.9	$-	$56.9	$-

The following table reflects the classification within the fair value hierarchy of financial instruments that are not recorded on our Consolidated Balance Sheets at fair value:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Long term debt	$1,494.6	$-	$1,494.6	$-

There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the three months ended March 31, 2012.

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Derivative instruments included in our financial statements are stated at fair value.

The carrying value of our Revolver approximates fair value as its interest rate is based on prevailing market rates. The fair value of our senior unsecured notes is based on quoted market prices based on trades of such debt as of the dates indicated in the following table:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior unsecured notes, 8¼% fixed rate	$209.1	$220.7	$209.1	$220.5
Senior unsecured notes, 11¼% fixed rate	69.9	83.0	69.8	82.1
Senior unsecured notes, 7⅞% fixed rate	250.0	271.6	250.0	264.5
Senior unsecured notes, 6⅞% fixed rate	451.4	510.5	450.8	490.2
Senior unsecured notes, 6⅜% fixed rate	400.0	408.8	-	-

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

Environmental liabilities were not significant as of March 31, 2012.

Targa has reimbursed us for maintenance capital expenditures of $16.2 million as of March 31, 2012, which are required to be made in connection with a settlement agreement with the New Mexico Environment Department relating to air emissions at three gas processing plants operated by our Versado Gas Processors, LLC joint venture, with $0.6 million reimbursed to us during the first quarter of 2012. These capital projects were substantially complete as of March 31, 2012.

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

Note 12 — Segment Information

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

Our Logistics and Marketing division is also referred to as our Downstream Business. Our Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, transporting, distributing and marketing of NGLs, refined petroleum products and crude oil. It also includes certain natural gas supply and marketing activities in support of our other operations.

Our Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs; and storing and terminaling refined petroleum products and crude oil. These assets are generally connected to, and supplied in part by, our Natural Gas Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana. This segment includes the activities associated with the 2011 acquisitions of refined petroleum products and crude oil storage and terminaling facilities.

Our Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products in selected United States markets; (2) providing liquefied petroleum gas balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to us from our Natural Gas Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of our commodity hedging activities included in operating margin. Eliminations of inter-segment transactions are reflected in the eliminations column.

Our reportable segment information is shown in the following tables:

Three Months Ended March 31, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$45.4	$59.8	$45.7	$1,417.2	$1.4	$-	$1,569.5
Fees from midstream services	8.0	2.9	36.2	18.7	-	0.1	65.9
Other	2.9	0.8	2.5	4.0	-	(0.1)	10.1
	56.3	63.5	84.4	1,439.9	1.4	-	1,645.5
Intersegment revenues
Sales of commodities	317.4	220.0	-	132.0	-	(669.4)	-
Fees from midstream services	0.3	-	23.8	2.5	-	(26.6)	-
Other	-	0.1	0.2	6.8	-	(7.1)	-
	317.7	220.1	24.0	141.3	-	(703.1)	-
Revenues	$374.0	$283.6	$108.4	$1,581.2	$1.4	$(703.1)	$1,645.5
Operating margin	$73.0	$46.3	$43.0	$26.1	$1.4	$-	$189.8
Other financial information:
Total assets	$1,661.1	$422.5	$823.0	$507.9	$49.5	$123.0	$3,587.1
Capital expenditures	$26.2	$2.0	$60.1	$9.1	$-	$0.6	$98.0

Three Months Ended March 31, 2011
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$45.7	$79.2	$-	$1,446.3	$(4.4)	$-	$1,566.8
Fees from midstream services	5.9	4.5	22.9	9.4	-	-	42.7
Other	0.4	0.3	0.3	4.6	-	-	5.6
	52.0	84.0	23.2	1,460.3	(4.4)	-	1,615.1
Intersegment revenues
Sales of commodities	299.4	217.0	0.1	110.3	-	(626.8)	-
Fees from midstream services	0.3	0.4	19.0	2.0	-	(21.7)	-
Other	-	-	-	5.6	-	(5.6)	-
	299.7	217.4	19.1	117.9	-	(654.1)	-
Revenues	$351.7	$301.4	$42.3	$1,578.2	$(4.4)	$(654.1)	$1,615.1
Operating margin	$61.1	$36.3	$22.3	$32.7	$(4.4)	$-	$148.0
Other financial information:
Total assets	$1,641.8	$431.3	$506.6	$458.7	$34.5	$67.8	$3,140.7
Capital expenditures	$31.8	$1.4	$45.2	$0.1	$-	$-	$78.5

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2012	2011
Sales of commodities
Natural gas sales	$202.9	$248.7
NGL sales	1,290.2	1,301.7
Condensate sales	29.0	21.6
Petroleum products	45.5	-
Derivative activities	1.9	(5.2)
	1,569.5	1,566.8
Fees from midstream services
Fractionating and treating fees	26.9	11.1
Storage and terminaling fees	11.5	13.9
Transportation fees	19.0	10.6
Gas processing fees	8.6	7.1
	66.0	42.7
Other	10.0	5.6
	$1,645.5	$1,615.1

The following table is a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended March 31,
	2012	2011
Reconciliation of operating margin to net income:
Operating margin	$189.8	$148.0
Depreciation and amortization expense	(46.7)	(42.7)
General and administrative expense	(32.9)	(31.8)
Interest expense, net	(29.4)	(27.5)
Income tax expense	(1.0)	(1.8)
Other, net	2.0	1.5
Net income	$81.8	$45.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q.

Overview

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed in October, 2006 by Targa Resources Corp. (“Targa” or “Parent”). Our common units are listed on the NYSE under the symbol “NGLS.” In this report, unless the context requires otherwise, references to “we,” “us,” or “our” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

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

The Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products in selected United States markets; (2) providing liquefied petroleum gas balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to us from our Natural Gas Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of commodity hedging activities included in operating margin.

2012 Developments

In January 2012, we completed an equity offering of 4,405,000 common units and a $400 million senior notes offering, resulting in $564.0 million of combined net proceeds. As part of the equity offering, a wholly owned subsidiary of Targa purchased 1,300,000 common units. We used the net proceeds from these offerings for general partnership purposes and the repayment of indebtedness. See “—Cash Flow from Financing Activities”.

2012 Accounting Pronouncements

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in this Quarterly Report. We have made additional disclosures in Note 9 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Although we have no financial instruments classified as Level 3, the new standard would have also required that we disclose our valuation methodology including quantitative inputs and qualitative assumptions.

How We Evaluate Our Operations

Our profitability is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas and mixed NGLs that we purchase as well as operating and general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for natural gas and NGLs and the volumes of natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

Our profitability is also impacted by fee-based revenues. Our growth strategy, largely based on expansion of our existing facilities as well as third-party acquisitions of businesses and assets, includes an increasing percentage of assets that generate fee-based revenues. Fixed fees for services such as storage and terminaling are not directly tied to changes in market prices for commodities.

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses and (3) the following non-GAAP measures — gross margin, operating margin, adjusted EBITDA and distributable cash flow.

Throughput Volumes, Facility Efficiencies and Fuel Consumption. Our profitability is impacted by our ability to add new sources of natural gas supply to offset the natural decline of existing volumes from oil and gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing natural gas supplies currently gathered by third parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to our Downstream Business’ fractionation facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

In addition, we seek to increase operating margin by limiting volume losses, reducing fuel consumption and by increasing efficiency. With our gathering systems’ extensive use of remote monitoring capabilities, we monitor the volumes of natural gas received at the wellhead or central delivery points along our gathering systems, the volume of natural gas received at our processing plant inlets and the volumes of NGLs and residue natural gas recovered by our processing plants. We also monitor the volumes of NGLs received, stored, fractionated and delivered across our logistics assets. This information is tracked through our processing plants and Downstream Business facilities to determine customer settlements for sales and volume related fees for service and helps us increase efficiency and reduce fuel consumption.

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

Gross Margin. We define gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by our contract mix and hedging program. We define Natural Gas Gathering and Processing gross margin as total operating revenues from the sale of natural gas and NGLs plus service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas purchases. Natural gas and NGL sales revenue includes settlement gains and losses on commodity hedges. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees and NGL sales, less cost of sales, which consists primarily of NGL purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

Distributable Cash Flow. We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash losses (gains) on mark-to-market derivative contracts and debt repurchases, less maintenance capital expenditures (net of any reimbursements of project costs). The impact of the noncontrolling interest portion of depreciation and amortization expense is included in this measure.

Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by the board of directors of our general partner) to the cash distributions we expect to pay our unitholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to cash distributions. Distributable cash flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder).

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to their most directly comparable GAAP measures for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Reconciliation of gross margin and	(In millions)
operating margin to net income:
Gross margin	$261.4	$213.9
Operating expenses	(71.6)	(65.9)
Operating margin	189.8	148.0
Depreciation and amortization expenses	(46.7)	(42.7)
General and administrative expenses	(32.9)	(31.8)
Interest expense, net	(29.4)	(27.5)
Income tax expense	(1.0)	(1.8)
Other, net	2.0	1.5
Net income	$81.8	$45.7

	Three Months Ended March 31,
	2012	2011

	(In millions)
Reconciliation of net cash provided by
operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$146.7	$98.6
Net income attributable to noncontrolling interests	(11.7)	(7.9)
Interest expense, net (1)	24.8	25.7
Current income tax expense	0.6	1.4
Other (2)	(4.9)	(2.0)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(158.2)	(71.3)
Accounts payable and other liabilities	148.1	62.9
Adjusted EBITDA	$145.4	$107.4
_________
(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.6 million and $1.8 million for the three months ended March 31, 2012 and 2011.
(2)
Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and gain (loss) on sale of assets.

	Three Months Ended March 31,
	2012	2011

	(In millions)
Reconciliation of net income attributable to
Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$70.1	$37.8
Add:
Interest expense, net	29.4	27.5
Income tax expense	1.0	1.8
Depreciation and amortization expenses	46.7	42.7
Risk management activities	1.0	0.2
Noncontrolling interests adjustment (1)	(2.8)	(2.6)
Adjusted EBITDA	$145.4	$107.4
______
(1) Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended March 31,
	2012	2011

	(In millions)
Reconciliation of net income attributable to Targa
Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$70.1	$37.8
Depreciation and amortization expenses	46.7	42.7
Deferred income tax expense	0.4	0.4
Amortization in interest expense	4.6	1.8
Risk management activities	1.0	0.2
Maintenance capital expenditures	(16.5)	(12.8)
Other (1)	(0.6)	2.0
Distributable cash flow	$105.7	$72.1
_______
(1)
Includes reimbursements of certain environmental maintenance capital expenditures by Targa and the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expense.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2012 and 2011 (in millions, except operating statistics and price amounts):

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
Revenues	$1,645.5	$1,615.1	$30.4	2%
Product purchases	1,384.1	1,401.2	(17.1)	(1%	)
Gross margin (1)	261.4	213.9	47.5	22%
Operating expenses	71.6	65.9	5.7	9%
Operating margin (2)	189.8	148.0	41.8	28%
Depreciation and amortization expenses	46.7	42.7	4.0	9%
General and administrative expenses	32.9	31.8	1.1	3%
Income from operations	110.2	73.5	36.7	50%
Interest expense, net	(29.4)	(27.5)	(1.9)	7%
Equity in earnings of unconsolidated investments	2.1	1.7	0.4	24%
Other	(0.1)	(0.2)	0.1	50%
Income tax expense	(1.0)	(1.8)	0.8	44%
Net income	81.8	45.7	36.1	79%
Less: Net income attributable to noncontrolling interests	11.7	7.9	3.8	48%
Net income (loss) attributable to Targa Resources Partners LP	$70.1	$37.8	$32.3	85%
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$145.4	$107.4	$38.0	35%
Distributable cash flow (4)	105.7	72.1	33.6	47%
Operating data:
Plant natural gas inlet, MMcf/d (5)(6)	2,232.7	2,168.6	64.1	3%
Gross NGL production, MBbl/d	132.3	119.1	13.2	11%
Natural gas sales, BBtu/d (6)	860.5	682.4	178.1	26%
NGL sales, MBbl/d	279.1	275.6	3.5	1%
Condensate sales, MBbl/d	3.1	2.6	0.5	19%
_________
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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues, including the impacts of hedging, increased due to higher commodity sales volumes ($105.1 million), higher fee-based and other revenues ($72.0 million) and the higher impact of realized prices on condensate ($3.3 million), partially offset by the impact of lower realized prices on natural gas and NGLs ($150.0 million).

The increase in operating margin reflects higher gross margin, partially offset by higher operating expenses. The increase in gross margin resulted from higher revenues ($30.4 million) and lower product purchase costs
($17.0 million). The increase in operating expenses primarily reflects increased compensation and benefits
($3.0 million), and higher maintenance ($1.8 million). See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of assets purchased in 2011, including the acquisitions of petroleum logistics assets and expansion projects at Mont Belvieu ($6.4 million) partially offset by assets that became fully depreciated after the first quarter of  2011 ($2.4 million).

General and administrative expenses increased primarily due to compensation and benefits.

The increase in interest expense was the result of higher borrowings ($2.5 million) partially offset by lower effective interest rates ($0.6 million).

The increase in net income attributable to noncontrolling interests reflects the impact of higher earnings at our non-wholly owned consolidated subsidiaries.

Results of Operations—By Reportable Segment

Our operating margin by reportable segment is:

	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Total

Three Months Ended:	(In millions)
March 31, 2012	$73.0	$46.3	$43.0	$26.1	$1.4	$189.8
March 31, 2011	61.1	36.3	22.3	32.7	(4.4)	148.0

Natural Gas Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011

	($ in millions)
Gross margin	$102.3	$87.9	$14.4	16%
Operating expenses	29.3	26.8	2.5	9%
Operating margin	$73.0	$61.1	$11.9	19%
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	655.4	572.8	82.6	14%
Gross NGL production, MBbl/d	79.1	69.5	9.6	14%
Natural gas sales, BBtu/d (2),(3)	313.3	263.1	50.2	19%
NGL sales, MBbl/d (3)	65.0	56.4	8.6	15%
Condensate sales, MBbl/d (3)	2.9	2.3	0.6	26%
Average realized prices (4):
Natural gas, $/MMBtu	2.57	3.80	(1.23	(32%	)
NGL, $/gal	1.06	1.11	(0.05	(5%	)
Condensate, $/Bbl	99.23	91.04	8.19	9%

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(3)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(4)	Average realized prices exclude the impact of hedging activities.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The increase in gross margin was primarily due to higher NGL and natural gas sales volumes due to higher throughput, and higher condensate prices partially offset by lower natural gas and NGL sales prices. The increase in plant inlet volumes was largely attributable to new well connects, particularly at North Texas, Sand Hills and SAOU, as well as to the negative impact of severe cold weather and operational outages in the first quarter of 2011.

The increase in operating expenses was primarily related to higher system maintenance expenses and repair costs.

Coastal Gathering and Processing

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$56.7	$46.5	$10.2	22%
Operating expenses	10.4	10.2	0.2	2%
Operating margin	$46.3	$36.3	$10.0	28%
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	1,577.3	1,595.8	(18.5)	(1%	)
Gross NGL production, MBbl/d	53.2	49.6	3.6	7%
Natural gas sales, BBtu/d (2),(3)	282.0	254.5	27.5	11%
NGL sales, MBbl/d (3)	47.3	43.5	3.8	9%
Condensate sales, MBbl/d (3)	0.3	0.3	-	-
Average realized prices:
Natural gas, $/MMBtu	2.62	4.15	(1.53)	(37%	)
NGL, $/gal	1.16	1.21	(0.05)	(4%	)
Condensate, $/Bbl	127.86	92.23	35.63	39%

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(3)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The increase in gross margin is primarily due to the significant increase in gas purchased for processing at VESCO and Lowry and the favorable frac spread as a result of low gas prices relative to NGLs and crude oil. The slight decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes largely offset by increased traditional wellhead volumes. NGL production and sales volumes increased as a result of the optimization of throughput to more efficient, higher recovery plants. Natural gas sales volumes increased due to an increase in demand from industrial customers and increased sales to other reportable segments for resale.

Operating expenses were flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011

	($ in millions)
Gross margin	$64.4	$42.3	$22.1	52%
Operating expenses	21.4	20.0	1.4	7%
Operating margin	$43.0	$22.3	$20.7	93%
Operating statistics (1):
Fractionation volumes, MBbl/d	293.7	209.3	84.4	40%
Treating volumes, MBbl/d (2)	19.1	10.2	8.9	87%

(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Includes the volumes related to the natural gasoline hydrotreater at our Mt. Belvieu facility.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The increase in gross margin was primarily due to higher fractionation and treating fees and the impact of the 2011 petroleum logistics acquisitions. The higher fractionation fees are largely attributable to the Cedar Bayou facility Train 3 expansion of an additional 78 MBbl/d in mid-year 2011. Treating fees were up due to increases in throughput and the operational start up of the benzene treating facility in 2012.

The increase in operating expenses was primarily due to the operating costs of the petroleum logistics terminals acquired after the first quarter of 2011, resulting in higher compensation and benefits, higher system maintenance costs, higher contract labor and ad valorem taxes. Outside professional services increased due to an increase in, and timing of, well work-over costs. These increased costs were largely offset by system product gains.

Marketing and Distribution

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$35.4	$44.6	$(9.2)	(21%	)
Operating expenses	9.3	11.9	(2.6)	(22%	)
Operating margin	$26.1	$32.7	$(6.6)	(20%	)
Operating statistics (1):
Natural gas sales, BBtu/d	1,023.5	664.3	359.2	54%
NGL sales, MBbl/d	282.7	272.4	10.3	4%
Average realized prices:
Natural gas, $/MMBtu	2.60	4.06	(1.46)	(36%	)
NGL realized price, $/gal	1.21	1.28	(0.07)	(5%	)

(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The decrease in gross margin was due to several factors including a weaker price environment compared to last year and lower wholesale propane activity resulting from warmer weather which reduced demand for propane.  The decrease was partially offset by increased LPG export activity.

The decrease in operating expenses was a direct result of a decrease in barge activity.

Other

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011

	($ in millions)
Gross margin	$1.4	$(4.4)	$5.8	131.8%
Operating margin	$1.4	$(4.4)	$5.8	131.8%

Other contains the financial effects of our hedging program on operating margin. It typically represents the cash settlements on our derivative contracts. Other also includes deferred gains or losses on previously terminated or de-designated hedge contracts that are reclassified to revenues upon the occurrence of the underlying physical transactions.

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes by entering into derivative instruments. Because we are essentially forward selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.

The following table provides a breakdown of our hedge revenue by product:

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011

	(In Millions)
Natural gas	$8.6	$6.2	$2.4
NGL	(5.5)	(8.9)	3.4
Crude	(1.7)	(1.7)	-
	$1.4	$(4.4)	$5.8

The increase in gross margin from our risk management activities was primarily due to lower natural gas and NGL prices.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing our indebtedness and meeting our collateral requirements, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include weather, commodity prices (particularly for natural gas and NGLs), ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under our senior secured revolving credit facility (the “Revolver”), the issuance of additional common units and access to debt markets. The capital markets continue to experience volatility. Many financial institutions have had liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

As of March 31, 2012, our liquidity of $1.1 billion consisted of $86.3 million of cash on hand and $1.0 billion of available borrowings under our credit facility. We continually monitor our liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders in our credit facility.

We may issue additional equity or debt securities to assist us in meeting future liquidity and capital spending requirements. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $500 million of debt or equity securities (the “2009 Shelf”). As of March 31, 2012, we had $245.3 million of available securities under the 2009 Shelf. On October 21, 2011, we filed a prospectus supplement under the 2009 Shelf that allows us to issue common units, representing limited partner interests having an aggregate offering price of up to $100 million from time to time through an Equity Distribution Agreement with Citigroup Global Markets, Inc. Sales of common units, if any, will be by means of ordinary brokers’ transactions through the facilities of the NYSE at market prices, in block transactions or as otherwise agreed between us and the sales agent. The 2009 Shelf expires in July 2012.

We also have filed with the SEC a universal shelf registration statement (the “2010 Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our April 2010, August 2010, January 2011 and January 2012 equity offerings were conducted under the 2010 Shelf. The 2010 Shelf expires in April 2013.

Risk Management. We evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all of our commodity derivatives with major financial institutions or major oil companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operation. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

Crude oil and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas and NGL equity volumes through 2013 and our condensate equity volumes through 2014 by entering into derivative instruments including swaps and purchased puts (or floors). With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Our risk management position has moved from a net liability position of $5.0 million at December 31, 2011 to a net asset position of $7.3 million at March 31, 2012. Aggregate forward prices for natural gas are below the fixed prices we receive on those derivative contracts, creating an asset valued at $42.8 million, while aggregate forward prices on crude oil and NGLs are above the fixed prices we receive on those derivative contracts, creating a liability valued at $35.5 million. Consequently, our expected future receipts on derivative contracts are greater than our expected future payments. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital is primarily impacted by changes in inventory, which is closely managed to maintain minimum levels. On a consolidated basis at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced with receivables from NGL customers offset by plant settlements payable to producers.

Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, borrowings available under our Revolver and proceeds from equity offerings and debt offerings should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and minimum quarterly cash distributions for at least the next twelve months.

A significant portion of our capital resources may be utilized in the form of letters of credit to satisfy certain counterparty credit requirements. While our credit ratings have improved over the last year, these letters of credit reflect our non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. At March 31, 2012, our total outstanding letter of credit postings were $77.6 million.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities:

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$146.7	$98.6	$48.1	49%
Investing activities	(107.8)	(88.9)	(18.9)	21%
Financing activities	(8.2)	(22.4)	14.2	(63%	)

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

	Three Months Ended March 31,
	2012	2011	Variance

	(in millions)
Cash flows from operating activities:
Cash received from customers	$1,763.4	$1,637.2	$126.2
Cash received from (paid to) derivative counterparties	2.7	(4.3)	7.0
Cash outlays for:
Product purchases	(1,475.6)	(1,401.8)	(73.8)
Operating expenses	(71.6)	(61.0)	(10.6)
General and administrative expenses	(41.8)	(41.9)	0.1
Cash distributions from equity investment	2.0	-	2.0
Interest paid	(32.4)	(29.1)	(3.3)
Income taxes paid	0.1	(0.3)	0.4
Other cash receipts (payments)	(0.1)	(0.2)	0.1
Net cash provided by operating activities	$146.7	$98.6	$48.1

During the three months ended March 31, 2012, our derivative settlements were a net cash inflow, as opposed to a net outflow for the same period in 2011. The change in cash paid to derivative counterparties reflects lower aggregate natural gas and NGL prices compared to the higher aggregate fixed prices we receive on those derivative contracts, partially offset by higher aggregate crude prices compared to the lower aggregate fixed prices we receive.

Cash Flow from Investing Activities

The increase in net cash used in investing activities was primarily due to a $47.2 million increase in outlays for property, plant and equipment driven by our current capital expansion projects. 2011 included the acquisition of our Channelview Terminal for $29.0 million.

Cash Flow from Financing Activities

The decrease in net cash used in financing activities was driven by two primary factors: distributions and changes in our equity offerings and financing activities. Net proceeds from public offerings, issuance of senior notes and borrowings under our credit facility less repayments on our credit facility decreased $32.7 million for the three months ended March 31, 2012 compared to 2011, offset by an increase in distributions of $12.5 million for the same period.

Our primary financing activities that occurred during the first quarter of 2012 were:

•
On January 23, 2012, we completed a public offering of 4,000,000 common units at a price of $38.30 per common unit ($37.11 per common unit, net of underwriting discounts). As part of this offering, a wholly-owned subsidiary of Targa purchased 1,300,000 common units with an aggregate value of $49.8 million (based on the offering price of $38.30). The units purchased by Targa were not subject to any underwriter discounts or commissions. Net proceeds from this offering were approximately $150.0 million. Pursuant to the exercise of the underwriters’ overallotment option, we issued an additional 405,000 common units to the underwriters, providing net proceeds of approximately $15.0 million. In addition, our general partner contributed $3.4 million for 89,898 general partner units to maintain its 2% general partner interest in us. We used the net proceeds from the offering for general partnership purposes and repayment of indebtedness.

•
On January 31, 2012 we privately placed $400.0 million of the 6⅜% Notes, resulting in approximately $395.6 million of net proceeds, which were used to reduce borrowings under our Revolver and for general partnership purposes.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of March 31, 2012, such annual minimum amounts would have been approximately $105.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid on May 15, 2012 for the first quarter of 2012 is $0.6225 per limited partner unit.

Distributions for the three months ended March 31, 2012 and December 31, 2011 were as follows:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per
		Common	Incentive	2%	Total	limited partner unit

		(In millions, except per unit amounts)
March 31, 2012	May 15, 2012	$55.5	$12.7	$1.4	$69.6	$0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Capital Requirements

	Three Months Ended March 31,
	2012	2011

	(In millions)
Gross additions to property, plant and equipment	$98.0	$78.5
Change in accruals	4.7	6.0
Cash expenditures	$102.7	$84.5

The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. A significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. However, we expect to make significant expenditures during the next year for the construction of additional natural gas gathering and processing infrastructure and for the expansion of our logistics assets.

We categorize capital expenditures as either: (i) maintenance expenditures or (ii) expansion expenditures. Maintenance capital expenditures are those expenditures that are necessary to maintain the gas supply and service capability of our existing assets including the replacement of system components and equipment which is worn, obsolete or completing its useful life, and expenditures to remain in compliance with environmental laws and regulations. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets.

	Three Months Ended March 31,
	2012	2011

Capital expenditures:	(In millions)
Business acquisitions	$-	$29.0
Expansion	81.5	38.5
Maintenance	16.5	11.0
	$98.0	$78.5

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

We expect to fund future capital expenditures with funds generated from their operations, borrowings under the Revolver, and proceeds from the issuance of additional common units and debt offerings.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to these policies and estimates during the three months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For an in-depth discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers. We do not use risk sensitive instruments for trading purposes.

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

The primary purpose of the commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2012, we have hedged the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes that result from our percent of proceeds processing arrangements in Field Gathering and Processing, and the LOU portion of the Coastal Gathering and Processing Operations through 2014 by entering into derivative instruments including swaps and purchased puts (or floors). The percentages of expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

We have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. Our NGL hedges cover specific NGL products based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Our natural gas and NGL hedges’ fair values are based on published index prices for delivery at various locations which closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

These commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. Our principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges, are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

For all periods presented we have entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During the three months ended March 31, 2012 and 2011, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $1.4 million and $(4.4) million.

As of March 31, 2012, we had the following hedge arrangements which will settle during the years ending December 31, 2012 through 2014:

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2012	2013	Fair Value
					(In millions)
Swap	IF-WAHA	6.61	14,850		$17.1
Swap	IF-WAHA	5.28		7,230	5.0
Total Swaps			14,850	7,230
Swap	IF-PB	4.98	10,200		7.3
Swap	IF-PB	5.23		7,084	4.9
Total Swaps			10,200	7,084
Swap	IF-NGPL MC	6.03	6,740		6.8
Swap	IF-NGPL MC	4.89		2,775	1.6
Total Swaps			6,740	2,775
Total Sales			31,790	17,089
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities Through December 2012				0.1
					$42.8

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2012	2013	Fair Value
					(In millions)
Swap	OPIS-MB	0.95	9,361		$(12.5)
Swap	OPIS-MB	0.98		4,150	(9.1)
Total Swaps			9,361	4,150
Put (propane)	OPIS-MB	1.43	294		0.7
Total Sales			9,655	4,150

Call (ethane) (1)	OPIS-MB	0.63	2,000		0.3
					$(20.6)

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2012	2013	2014	Fair Value
						(In millions)
Swap	NY-WTI	91.37	1,660			$(6.0)
Swap	NY-WTI	93.34		1,795		(6.7)
Swap	NY-WTI	90.03			700	(2.2)
Total Sales			1,660	1,795	700
						$(14.9)
______
(1) Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

These contracts may expose us to the risk of financial loss in certain circumstances. Generally, our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges (other than with respect to purchased calls).

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 9 to the Consolidated Financial Statements in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk. We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our Revolver. To the extent that interest rates increase, interest expense for our revolving debt will also increase. As of March 31, 2012, we had no variable rate borrowings under our Revolver.

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

As of March 31, 2012, affiliates of Barclays PLC (“Barclays”), Credit Suisse AG (“Credit Suisse”), and Natixis accounted for 37%, 18%, and 13% of our counterparty credit exposure related to commodity derivative instruments. Barclays, Credit Suisse and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently approved final rules regulating air emissions from natural gas processing operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. We are currently reviewing this new rule and assessing its potential impacts. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions from our compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

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

4.2
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

Date: May 3, 2012