Form 10-Q
period 2012-06-30
Targa Resources Partners LP
filed 2012-08-06
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, there were 89,170,989 Common Units and 1,819,817 General Partner Units outstanding.

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
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$89.5	$55.6
Trade receivables, net of allowances of $1.9 million and $2.2 million	368.1	575.9
Inventory	89.6	92.1
Assets from risk management activities	56.3	41.0
Other current assets	2.2	2.7
Total current assets	605.7	767.3
Property, plant and equipment	4,026.5	3,786.9
Accumulated depreciation	(1,074.2)	(980.8)
Property, plant and equipment, net	2,952.3	2,806.1
Long-term assets from risk management activities	21.3	10.9
Investment in unconsolidated affiliate	50.1	36.8
Other long-term assets	37.0	36.9
Total assets	$3,666.4	$3,658.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$425.5	$647.8
Accounts payable to Targa Resources Corp.	52.3	60.0
Liabilities from risk management activities	2.8	41.1
Total current liabilities	480.6	748.9
Long-term debt	1,521.0	1,477.7
Long-term liabilities from risk management activities	4.1	15.8
Deferred income taxes	10.7	9.5
Other long-term liabilities	46.4	44.4

Commitments and contingencies (see Note 11)

Owners' equity:
Common unitholders (89,170,989 and 84,756,009 units issued and outstanding as of June 30, 2012 and December 31, 2011)	1,365.5	1,221.2
General partner (1,819,817 and 1,729,715 units issued and outstanding as of June 30, 2012 and December 31, 2011)	33.9	27.2
Accumulated other comprehensive income (loss)	55.9	(25.6)
	1,455.3	1,222.8
Noncontrolling interests in subsidiaries	148.3	138.9
Total owners' equity	1,603.6	1,361.7
Total liabilities and owners' equity	$3,666.4	$3,658.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions, except per unit amounts)
Revenues	$1,318.4	$1,726.0	$2,963.9	$3,341.1
Costs and expenses:
Product purchases	1,074.6	1,477.8	2,458.7	2,879.0
Operating expenses	77.2	71.6	148.8	137.6
Depreciation and amortization expenses	47.6	44.5	94.3	87.2
General and administrative expenses	33.5	33.2	66.4	64.9
Other operating	-	-	(0.1)	-
Income from operations	85.5	98.9	195.8	172.4
Other income (expense):
Interest expense, net	(29.4)	(27.2)	(58.8)	(54.6)
Equity earnings (loss)	(0.2)	1.3	1.9	3.0
Loss on mark-to-market derivative instruments	-	(3.2)	-	(3.2)
Other	(0.4)	0.1	(0.5)	(0.1)
Income before income taxes	55.5	69.9	138.4	117.5
Income tax expense:
Current	(0.4)	(0.8)	(1.0)	(2.2)
Deferred	(0.4)	(1.1)	(0.8)	(1.5)
	(0.8)	(1.9)	(1.8)	(3.7)
Net income	54.7	68.0	136.6	113.8
Less: Net income attributable to noncontrolling interests	7.9	12.8	19.6	20.7
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1

Net income attributable to general partner	15.4	8.9	29.5	16.5
Net income attributable to limited partners	31.4	46.3	87.5	76.6
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1

Net income per limited partner unit - basic and diluted	$0.35	$0.55	$0.99	$0.92
Weighted average limited partner units outstanding - basic	89.2	84.8	88.6	83.5
Weighted average limited partner units outstanding - diluted	89.3	84.8	88.7	83.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income			$54.7			$68.0
Other comprehensive income:
Commodity hedging contracts:
Change in fair value	$77.3	$(0.5)	76.8	$4.4	$-	4.4
Settlements reclassified to revenues	(12.9)	0.1	(12.8)	11.9	-	11.9
Interest rate swaps:
Change in fair value	-	-	-	(2.2)	-	(2.2)
Settlements reclassified to interest expense, net	1.9	-	1.9	2.2	-	2.2
Other comprehensive income	$66.3	$(0.4)	65.9	$16.3	$-	16.3
Comprehensive income			$120.6			$84.3
Less Comprehensive income attributable to noncontrolling interests			7.9			12.8
Comprehensive income attributable to Targa Resources Partners LP			$112.7			$71.5

	Six Months Ended June 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income			$136.6			$113.8
Other comprehensive income:
Commodity hedging contracts:
Change in fair value	$92.8	$(0.5)	92.3	$(56.9)	$-	(56.9)
Settlements reclassified to revenues	(15.1)	0.1	(15.0)	16.5	-	16.5
Interest rate swaps:
Change in fair value	-	-	-	(1.8)	-	(1.8)
Settlements reclassified to interest expense, net	4.2	-	4.2	4.6	-	4.6
Other comprehensive income	$81.9	$(0.4)	81.5	$(37.6)	$-	(37.6)
Comprehensive income			218.1			76.2
Less: Comprehensive income attributable to noncontrolling interests			$19.6			$20.7
Comprehensive income attributable to Targa Resources Partners LP			198.5			55.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Accumulated
					Other
	Limited Partner		General Partner		Comprehensive	Noncontrolling
	Units	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2011	84,756	$1,221.2	1,730	$27.2	$(25.6)	$138.9	$1,361.7
Compensation on equity grants	10	1.6	-	-	-	-	1.6
Proceeds from equity offerings	4,405	164.9	90	3.5	-	-	168.4
Contributions from Targa Resources Corp.	-	0.7	-	0.1	-	-	0.8
Distributions to noncontrolling interests	-	(1.2)	-	-	-	(15.0)	(16.2)
Contributions from noncontrolling interests	-	-	-	-	-	4.8	4.8
Other comprehensive income	-	-	-	-	81.5	-	81.5
Net income	-	87.5	-	29.5	-	19.6	136.6
Distributions to unitholders	-	(109.2)	-	(26.4)	-	-	(135.6)
Balance, June 30, 2012	89,171	$1,365.5	1,820	$33.9	$55.9	$148.3	$1,603.6

Balance, December 31, 2010	75,545	$935.3	1,542	$15.1	$(30.6)	$129.3	$1,049.1
Compensation on equity grants	11	0.8	-	-	-	-	0.8
Proceeds from equity offerings	9,200	298.0	188	6.3	-	-	304.3
Contributions from Targa Resources Corp.	-	4.4	-	0.6	-	-	5.0
Distributions to noncontrolling interests	-	-	-	-	-	(11.6)	(11.6)
Contributions from noncontrolling interests	-	-	-	-	-	1.3	1.3
Other comprehensive loss	-	-	-	-	(37.6)	-	(37.6)
Net income	-	76.6	-	16.5	-	20.7	113.8
Distributions to unitholders	-	(93.6)	-	(15.0)	-	-	(108.6)
Balance, June 30, 2011	84,756	$1,221.5	1,730	$23.5	$(68.2)	$139.7	$1,316.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$136.6	$113.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	9.1	5.7
Compensation on equity grants	1.6	0.8
Depreciation and amortization expense	94.3	87.2
Accretion of asset retirement obligations	2.0	1.8
Deferred income tax expense	0.8	1.5
Risk management activities	2.0	4.0
Gain on sale of assets	(0.1)	-
Changes in operating assets and liabilities:
Receivables and other assets	209.0	(47.0)
Inventory	(0.3)	(17.4)
Accounts payable and other liabilities	(230.0)	102.3
Net cash provided by operating activities	225.0	252.7
Cash flows from investing activities
Outlays for property, plant and equipment	(238.4)	(135.7)
Business acquisition	-	(29.0)
Investment in unconsolidated affiliate	(13.7)	(6.0)
Return of capital from unconsolidated affiliate	0.4	0.6
Other, net	0.9	-
Net cash used in investing activities	(250.8)	(170.1)
Cash flows from financing activities
Proceeds from borrowings under credit facility	325.0	611.0
Repayments of credit facility	(683.0)	(1,178.3)
Proceeds from issuance of senior notes	400.0	325.0
Cash paid on note exchange	-	(27.7)
Proceeds from equity offerings	168.4	304.3
Distributions to unitholders	(135.6)	(108.6)
Costs incurred in connection with financing arrangements	(4.5)	(6.2)
Contributions from parent	0.8	5.0
Contributions from noncontrolling interests	4.8	1.3
Distributions to noncontrolling interests	(16.2)	(11.6)
Net cash provided by (used in) financing activities	59.7	(85.8)
Net change in cash and cash equivalents	33.9	(3.2)
Cash and cash equivalents, beginning of period	55.6	76.3
Cash and cash equivalents, end of period	$89.5	$73.1

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly-owned subsidiary of Targa. As of June 30, 2012, Targa owns a 16.2% interest in us in the form of 1,819,817 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter after payments to common unitholders.

Allocation of costs. The employees supporting our operations are employed by Targa Resources LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Targa. Our financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa centralized general and administrative services and related administrative assets.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies during the six months ended June 30, 2012.

Earnings per unit. We account for earnings per unit (“EPU”) in accordance with ASC 260 – Earnings per Share. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units or resulted in the issuance of common units so long as it does not have an anti-dilutive effect on EPU. The dilutive effect is determined through the application of the treasury method. Securities that meet the definition of a participating security are required to be considered for inclusion in the computation of basic EPU. For the six months ended June 30, 2012, the dilutive effect of equity-settled performance units under our Long Term Incentive Plan did not have a material impact on our reported earnings per unit.

The limited partners’ net income per unit is based on net income after allocation to the general partner’s 2% interest and incentive distribution rights. Because our Partnership Agreement limits the quarterly distributions payable to holders of incentive distribution rights to a percentage of Available Cash (as defined in our Partnership Agreement), the incentive distribution rights do not receive an allocation of earnings in excess of the incentive distributions for the period.

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. We have made additional disclosures in Note 9 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified as Level 3 within the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial to both net assets and other comprehensive income, and there is no impact whatsoever to net income or cash flows. It is our policy that transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was implemented during 2012. We have made new disclosures this year, applied retroactively to prior periods, in the Consolidated Statements of Comprehensive Income (Loss) to report the tax effect of each component of other comprehensive income.

Note 4 — Property, Plant and Equipment

	June 30, 2012	December 31, 2011	Estimated useful lives (In years)
Natural gas gathering systems	$1,774.3	$1,740.6	5 to 20
Processing and fractionation facilities	1,130.3	1,062.7	5 to 25
Terminaling and storage facilities	400.3	380.7	5 to 25
Transportation assets	291.5	281.2	10 to 25
Other property, plant and equipment	57.8	54.9	3 to 25
Land	72.0	71.2	-
Construction in progress	300.3	195.6	-
	$4,026.5	$3,786.9

Note 5 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Commodities	$292.9	$515.3
Other goods and services	78.0	86.3
Interest	42.8	32.3
Other	11.8	13.9
	$425.5	$647.8

Note 6 — Debt Obligations

	June 30, 2012	December 31, 2011
Senior secured revolving credit facility, variable rate, due July 2015 (1)	$140.0	$498.0
Senior unsecured notes, 8¼% fixed rate, due July 2016	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	72.7
Unamortized discount	(2.7)	(2.9)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(31.7)	(32.8)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	400.0	-
	$1,521.0	$1,477.7

Letters of credit issued	$70.2	$92.5
________
(1)	As of June 30, 2012, availability under our $1.1 billion senior secured revolving credit facility was $889.8 million.

The following table shows the range of interest rates and the weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2012:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	2.5% - 4.5%	2.8%

As of June 30, 2012, we were in compliance with the covenants contained in our various debt agreements.

6⅜% Senior Notes

On January 30, 2012, we privately placed $400.0 million in aggregate principal amount of 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The 6⅜% Notes resulted in approximately $395.5 million of net proceeds, which were used to reduce borrowings under our senior secured revolving credit facility (the “Revolver”) and for general partnership purposes.

The 6⅜% Notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under our credit facility. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by certain of our subsidiaries. The 6⅜% Notes are effectively subordinated to all secured indebtedness under our credit agreement, which is secured by substantially all of our assets, to the extent of the value of the collateral securing that indebtedness.

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

We may also redeem all or part of the 6⅜% Notes on or after February 1, 2017 at the prices set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, if redeemed during the twelve month period beginning on February 1 of each year indicated below.

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

Distributions

The following table details the distributions paid during or pertaining to the first six months of 2012:

		Distributions				Distributions per limited partner unit
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner
		Common	Incentive	2%	Total
(In millions, except per unit amounts)
June 30, 2012	August 14, 2012	$57.3	$14.4	$1.5	$73.2	$0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Note 8 — Derivative Instruments and Hedging Activities

Commodity Hedges

The primary purpose of our commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations through 2015 and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations through 2014 that result from its percent of proceeds processing arrangement by entering into derivative instruments including swaps and purchased puts (floors) and calls (caps). We have designated these derivative contracts as cash flow hedges.

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

At June 30, 2012, the notional volumes of our commodity hedges for our equity volumes were:

Commodity	Instrument	Unit	2012	2013	2014	2015
Natural Gas	Swaps	MMBtu/d	31,790	26,089	18,000	4,500
NGL	Swaps	Bbl/d	9,361	5,650	1,000	-
NGL	Puts (propane)	Bbl/d	294	-	-	-
NGL	Calls (ethane) (1)	Bbl/d	2,000	-	-	-
Condensate	Swaps	Bbl/d	1,660	1,795	700	-
________
(1)	Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and we record changes in fair value and cash settlements to revenues.

The following schedules reflect the fair values of our derivative instruments:

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$55.4	$40.3	Current liabilities	$2.6	$40.6
	Long-term assets	21.3	10.9	Long-term liabilities	4.1	15.8
Total derivatives designated as hedging instruments		$76.7	$51.2		$6.7	$56.4

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.9	$0.7	Current liabilities	$0.2	$0.5
Total derivatives not designated as hedging instruments		$0.9	$0.7		$0.2	$0.5
Total derivatives		$77.6	$51.9		$6.9	$56.9

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net asset of $70.7 million as of June 30, 2012, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. These default probabilities have been applied to the unadjusted fair values of the derivative instruments to arrive at the credit risk adjustment, which aggregates to $0.5 million as of June 30, 2012.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate contracts	$-	$(2.2)	$-	$(1.8)
Commodity contracts	77.3	4.4	92.8	(56.9)
	$77.3	$2.2	$92.8	$(58.7)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2012	2011	2012	2011
Interest expense, net	$(1.9)	$(2.2)	$(4.2)	$(4.6)
Revenues	12.9	(11.9)	15.1	(16.5)
	$11.0	$(14.1)	$10.9	$(21.1)

Hedge ineffectiveness was immaterial for all periods presented.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. We recorded the following mark-to-market gains (losses) for the periods indicated:

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2012	2011	2012	2011
Commodity contracts	Revenue	$0.8	$-	$0.9	$1.0
Interest rate swaps	Interest expense	-	(3.2)	-	(3.2)

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2015:

	June 30, 2012	December 31, 2011
Commodity hedges, before tax	$68.3	$(9.4)
Commodity hedges, after tax	(12.2)	(16.4)

As of June 30, 2012, deferred net gains of $48.2 million on commodity hedges and deferred net losses of $7.0 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The fair values of our derivative instruments, which aggregate to a net asset position of $70.7 million as of June 30, 2012, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $29.3 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $111.5 million, ignoring an adjustment for counterparty credit risk.

The following table reflects the classification within the fair value hierarchy of derivative contracts that are recorded on our Consolidated Balance Sheets at fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$77.6	$-	$77.6	$-
Liabilities from commodity derivative contracts	$6.9	$-	$6.5	$0.4

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$51.9	$-	$51.9	$-
Liabilities from commodity derivative contracts	$56.9	$-	$56.9	$-

The following table reflects the classification within the fair value hierarchy of financial instruments that are not recorded on our Consolidated Balance Sheets at fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Long term debt	$1,475.1	$-	$1,475.1	$-

Additional Information Regarding Level 3 Fair Value Measurements

As of June 30, 2012, certain of our natural gas basis swaps were reported at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract term extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable input used in the fair value measurement of our Level 3 derivatives is the forward natural gas basis curve beginning in year 2015. Because a significant portion of the derivative’s term is in 2015 and beyond, the entire valuation is categorized as Level 3. The change in the fair value of our Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table sets forth a reconciliation of the changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts
Balance, December 31, 2011	$-
Unrealized losses included in OCI	0.4
Transfers into Level 3	-
Transfers out of Level 3	-
Balance, June 30, 2012	$0.4

There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the six months ended June 30, 2012. Our balance in Level 3 is attributable to a new hedge we entered into during the second quarter of 2012.

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

The carrying value of our senior secured revolving credit facility approximates fair value as its interest rate is based on prevailing market rates. The fair values of our fixed rate debt instruments are based on quoted market prices based on trades of such debt as of the dates indicated in the following table:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior unsecured notes, 8¼% fixed rate	$209.1	$217.8	$209.1	$220.5
Senior unsecured notes, 11¼% fixed rate	70.0	82.4	69.8	82.1
Senior unsecured notes, 7⅞% fixed rate	250.0	269.7	250.0	264.5
Senior unsecured notes, 6⅞% fixed rate	451.9	503.9	450.8	490.2
Senior unsecured notes, 6⅜% fixed rate	400.0	401.3	N/A	N/A

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

Environmental liabilities were not significant as of June 30, 2012.

Targa has reimbursed us for maintenance capital expenditures of $16.6 million as of June 30, 2012, which are required to be made in connection with a settlement agreement with the New Mexico Environment Department relating to air emissions at three gas processing plants operated by our Versado Gas Processors, LLC joint venture, with $0.9 million reimbursed to us during the six months ended June 30, 2012. These capital projects were substantially complete as of June 30, 2012.

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

Our reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Consolidated
Revenues
Sales of commodities	$46.6	$51.7	$54.5	$1,068.5	$12.8	$-	$1,234.1
Fees from midstream services	8.0	4.8	43.1	28.4	-	-	84.3
	54.6	56.5	97.6	1,096.9	12.8	-	1,318.4
Intersegment revenues
Sales of commodities	259.7	162.2	-	114.9	-	(536.8)	-
Fees from midstream services	0.3	-	24.6	7.0	-	(31.9)	-
	260.0	162.2	24.6	121.9	-	(568.7)	-
Revenues	$314.6	$218.7	$122.2	$1,218.8	$12.8	$(568.7)	$1,318.4
Operating margin	$53.9	$28.0	$45.7	$26.2	$12.8	$-	$166.6
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$3,666.4
Capital expenditures	$46.6	$2.6	$89.9	$0.4	$-	$0.9	$140.4

	Three Months Ended June 30, 2011
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Consolidated
Revenues
Sales of commodities	$51.6	$89.8	$-	$1,528.9	$(13.2)	$(0.1)	$1,657.0
Fees from midstream services	6.6	4.5	33.1	24.7	-	0.1	69.0
	58.2	94.3	33.1	1,553.6	(13.2)	-	1,726.0
Intersegment revenues
Sales of commodities	367.0	244.9	0.1	169.6	-	(781.6)	-
Fees from midstream services	0.2	-	23.7	9.3	-	(33.2)	-
	367.2	244.9	23.8	178.9	-	(814.8)	-
Revenues	$425.4	$339.2	$56.9	$1,732.5	$(13.2)	$(814.8)	$1,726.0
Operating margin	$80.2	$45.7	$33.4	$30.5	$(13.2)	$-	$176.6
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$3,328.4
Capital expenditures	$40.0	$4.2	$42.5	$0.8	$-	$0.5	$88.0

	Six Months Ended June 30, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Consolidated
Revenues
Sales of commodities	$92.0	$111.5	$100.0	$2,485.8	$14.1	$-	$2,803.4
Fees from midstream services	18.9	8.5	82.0	51.1	-	-	160.5
	110.9	120.0	182.0	2,536.9	14.1	-	2,963.9
Intersegment revenues
Sales of commodities	577.1	382.2	-	246.8	-	(1,206.1)	-
Fees from midstream services	0.6	0.1	48.7	16.3	-	(65.7)	-
	577.7	382.3	48.7	263.1	-	(1,271.8)	-
Revenues	$688.6	$502.3	$230.7	$2,800.0	$14.1	$(1,271.8)	$2,963.9
Operating margin	$126.9	$74.3	$88.7	$52.4	$14.1	$-	$356.4
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$3,666.4
Capital expenditures	$72.8	$4.6	$150.0	$9.5	$-	$1.5	$238.4

	Six Months Ended June 30, 2011
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Consolidated
Revenues
Sales of commodities	$97.4	$168.7	$0.1	$2,975.2	$(17.6)	$-	$3,223.8
Fees from midstream services	12.8	9.6	56.3	38.6	-	-	117.3
	110.2	178.3	56.4	3,013.8	(17.6)	-	3,341.1
Intersegment revenues
Sales of commodities	666.4	461.9	0.2	279.9	-	(1,408.4)	-
Fees from midstream services	0.5	0.4	42.7	17.0	-	(60.6)	-
	666.9	462.3	42.9	296.9	-	(1,469.0)	-
Revenues	$777.1	$640.6	$99.3	$3,310.7	$(17.6)	$(1,469.0)	$3,341.1
Operating margin	$141.3	$82.0	$55.7	$63.1	$(17.6)	$-	$324.5
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$3,328.4
Capital expenditures	$71.8	$5.6	$87.6	$0.9	$-	$0.6	$166.5

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales of commodities
Natural gas sales	$188.0	$292.9	$390.7	$541.7
NGL sales	950.7	1,344.0	2,240.9	2,645.7
Condensate sales	29.0	33.1	58.0	54.6
Petroleum products	54.3	-	99.8	-
Derivative activities	12.1	(13.0)	14.0	(18.2)
	1,234.1	1,657.0	2,803.4	3,223.8
Fees from midstream services
Fractionating and treating fees	28.6	23.3	55.5	34.4
Storage, terminaling, transportation and export fees	35.4	24.8	65.8	49.4
Gas processing fees	9.8	7.7	18.3	14.8
Other	10.5	13.2	20.9	18.7
	84.3	69.0	160.5	117.3
Total revenues	$1,318.4	$1,726.0	$2,963.9	$3,341.1

The following table is a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of operating margin to net income:
Operating margin	$166.6	$176.6	$356.4	$324.5
Depreciation and amortization expense	(47.6)	(44.5)	(94.3)	(87.2)
General and administrative expense	(33.5)	(33.2)	(66.4)	(64.9)
Interest expense, net	(29.4)	(27.2)	(58.8)	(54.6)
Income tax expense	(0.8)	(1.9)	(1.8)	(3.7)
Other, net	(0.6)	(1.8)	1.5	(0.3)
Net income	$54.7	$68.0	$136.6	$113.8

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

2012 Developments

In January 2012, we completed an equity offering of 4,405,000 common units and a $400 million senior notes offering, resulting in $563.9 million of combined net proceeds. As part of the equity offering, a wholly owned subsidiary of Targa purchased 1,300,000 common units. We used the net proceeds from these offerings for general partnership purposes and the repayment of indebtedness. See “—Cash Flow from Financing Activities”.

2012 Accounting Pronouncements

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. We have made additional disclosures in Note 9 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified as Level 3 within the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial to both net assets and other comprehensive income, and there is no impact whatsoever to net income or cash flows. It is our policy that transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was implemented during 2012. We have made new disclosures this year, applied retroactively to prior periods, in the Consolidated Statements of Comprehensive Income (Loss) to report the tax effect of each component of other comprehensive income.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to their most directly comparable GAAP measures for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of gross margin and operating margin to net income:	(In millions)
Gross margin	$243.8	$248.2	$505.2	$462.1
Operating expenses	(77.2)	(71.6)	(148.8)	(137.6)
Operating margin	166.6	176.6	356.4	324.5
Depreciation and amortization expenses	(47.6)	(44.5)	(94.3)	(87.2)
General and administrative expenses	(33.5)	(33.2)	(66.4)	(64.9)
Other operating income (loss)	-	-	0.1	-
Interest expense, net	(29.4)	(27.2)	(58.8)	(54.6)
Income tax expense	(0.8)	(1.9)	(1.8)	(3.7)
Other, net	(0.6)	(1.8)	1.4	(0.3)
Net income	$54.7	$68.0	$136.6	$113.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$78.3	$154.1	$225.0	$252.7
Net income attributable to noncontrolling interests	(7.9)	(12.8)	(19.6)	(20.7)
Interest expense, net (1)	24.9	23.2	49.7	48.9
Current income tax expense	0.4	0.8	1.0	2.2
Other (2)	(4.2)	(6.1)	(9.1)	(8.0)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(50.5)	135.7	(208.7)	64.4
Accounts payable and other liabilities	81.9	(165.1)	230.0	(102.3)
Adjusted EBITDA	$122.9	$129.8	$268.3	$237.2
________
(1)
Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.4 million and $8.9 million for the three and six months ended June 30, 2012; and $3.8 million and $5.7 million for the three and six months ended June 30, 2011.

(2)
Includes equity earnings (loss) from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and gain (loss) on sale of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1
Add:
Interest expense, net	29.4	27.2	58.8	54.6
Income tax expense	0.8	1.9	1.8	3.7
Depreciation and amortization expenses	47.6	44.5	94.3	87.2
Risk management activities	1.2	3.8	2.2	4.0
Noncontrolling interests adjustment (1)	(2.9)	(2.8)	(5.8)	(5.4)
Adjusted EBITDA	$122.9	$129.8	$268.3	$237.2
________
(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1
Depreciation and amortization expenses	47.6	44.5	94.3	87.2
Deferred income tax expense	0.4	1.1	0.8	1.5
Amortization in interest expense	4.4	3.8	8.9	5.7
Risk management activities	1.2	3.8	2.2	4.0
Maintenance capital expenditures	(15.5)	(21.6)	(31.9)	(32.6)
Other (1)	(0.4)	3.2	(1.1)	5.2
Distributable cash flow	$84.5	$90.0	$190.2	$164.1
________
(1)
Includes reimbursements of certain environmental maintenance capital expenditures by Targa and the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expense.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011 (in millions, except operating statistics and price amounts):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
Revenues	$1,318.4	$1,726.0	$(407.6)	(24%	)	$2,963.9	$3,341.1	$(377.2)	(11%	)
Product purchases	1,074.6	1,477.8	(403.2)	(27%	)	2,458.7	2,879.0	(420.3)	(15%	)
Gross margin (1)	243.8	248.2	(4.4)	(2%	)	505.2	462.1	43.1	9%
Operating expenses	77.2	71.6	5.6	8%		148.8	137.6	11.2	8%
Operating margin (2)	166.6	176.6	(10.0)	(6%	)	356.4	324.5	31.9	10%
Depreciation and amortization expenses	47.6	44.5	3.1	7%		94.3	87.2	7.1	8%
General and administrative expenses	33.5	33.2	0.3	1%		66.4	64.9	1.5	2%
Other	-	-	-	-		(0.1)	-	(0.1)	-
Income from operations	85.5	98.9	(13.4)	(14%	)	195.8	172.4	23.4	14%
Interest expense, net	(29.4)	(27.2)	(2.2)	8%		(58.8)	(54.6)	(4.2)	8%
Equity earnings (loss)	(0.2)	1.3	(1.5)	(115%	)	1.9	3.0	(1.1)	(37%	)
Loss on mark-to-market derivative instruments	-	(3.2)	3.2	100%		-	(3.2)	3.2	100%
Other	(0.4)	0.1	(0.5)	(500%	)	(0.5)	(0.1)	(0.4)	(400%	)
Income tax expense	(0.8)	(1.9)	1.1	58%		(1.8)	(3.7)	1.9	51%
Net income	54.7	68.0	(13.3)	(20%	)	136.6	113.8	22.8	20%
Less: Net income attributable to noncontrolling interests	7.9	12.8	(4.9)	(38%	)	19.6	20.7	(1.1)	(5%	)
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$(8.4)	(15%	)	$117.0	$93.1	$23.9	26%
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$122.9	$129.8	$(6.9)	(5%	)	$268.3	$237.2	$31.1	13%
Distributable cash flow (4)	84.5	90.0	(5.5)	(6%	)	190.2	164.1	26.1	16%
Operating data:
Plant natural gas inlet, MMcf/d (5)(6)	2,083.0	2,203.6	(120.6)	(5%	)	2,157.8	2,186.2	(28.4)	(1%	)
Gross NGL production, MBbl/d	124.0	126.1	(2.1)	(2%	)	128.1	122.6	5.5	4%
Natural gas sales, BBtu/d (6)	930.3	756.3	174.0	23%		895.4	719.6	175.8	24%
NGL sales, MBbl/d	270.3	261.0	9.3	4%		274.7	268.3	6.4	2%
Condensate sales, MBbl/d	3.7	3.7	-	-		3.4	3.1	0.3	10%
________
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on all commodities ($592.4 million), partially offset by higher commodity sales volumes ($115.1 million) and higher fee-based and other revenues ($69.7 million).

The decrease in operating margin reflects a lower gross margin, as well as higher operating expenses. The decrease in gross margin resulted from lower revenues ($407.6 million) offset by lower product purchase costs that also reflect the lower commodity price environment ($403.2 million). The increase in operating expenses primarily reflects increased compensation and benefits and contractor costs related to expanded business operations and acquisitions. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of assets placed in service in 2011.

General and administrative expenses increased primarily due to higher compensation and benefits.

The increase in interest expense was the result of higher borrowings ($4.6 million) partially offset by higher capitalized interest ($2.4 million).

During the second quarter of 2012, Gulf Coast Fractionators, in which we have an equity investment, executed a planned shutdown and turnaround of operations during which construction and facility modifications associated with a 43 MBbl/d capacity expansion were completed. This resulted in a loss for the quarter from this equity investment.

The mark-to-market loss in 2011 is attributable to interest rate swaps that were de-designated during the second quarter of that year. Consequently, we discontinued hedge accounting on those swaps, so changes in fair value and cash settlements were recorded as mark-to-market loss. We terminated all of our interest rate swaps in September 2011.

The decrease in net income attributable to noncontrolling interests reflects the impact of the weaker price environment on the earnings of our non-wholly owned consolidated subsidiaries.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on all commodities ($739.1 million), partially offset by higher commodity sales volumes ($220.2 million) and higher fee-based and other revenues ($141.7 million).

The increase in operating margin reflects higher gross margin, partially offset by higher operating expenses. The increase in gross margin resulted from lower revenues ($377.2 million) offset by lower product purchase costs ($420.3 million). The increase in operating expenses primarily reflects increased compensation and benefits and contractor costs related to expanded business operations and acquisitions. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of assets placed in service in 2011.

General and administrative expenses increased primarily due to higher compensation and benefits.

The increase in interest expense was primarily the result of higher borrowings ($6.8 million) partially offset by higher capitalized interest ($3.3 million).

Mark-to-market loss for the year-to-date period of 2012 compared to 2011 is explained above for the three months ended June 30.

The decrease in net income attributable to noncontrolling interests reflects the impact of lower earnings at our non-wholly owned consolidated subsidiaries.

Results of Operations—By Reportable Segment

Our operating margin by reportable segment is:

	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Total
Three Months Ended:	(In millions)
June 30, 2012	$53.9	$28.0	$45.7	$26.2	$12.8	$166.6
June 30, 2011	80.2	45.7	33.4	30.5	(13.2)	176.6
Six Months Ended:
June 30, 2012	126.9	74.3	88.7	52.4	14.1	356.4
June 30, 2011	141.3	82.0	55.7	63.1	(17.6)	324.5

Natural Gas Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$85.0	$109.1	$(24.1)	(22%	)	$187.3	$197.0	$(9.7)	(5%	)
Operating expenses	31.1	28.9	2.2	8%		60.4	55.7	4.7	8%
Operating margin	$53.9	$80.2	$(26.3)	(33%	)	$126.9	$141.3	$(14.4)	(10%	)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)	665.1	611.7	53.4	9%		660.2	592.4	67.8	11%
Gross NGL production, MBbl/d	81.1	74.6	6.5	9%		80.1	72.0	8.1	11%
Natural gas sales, BBtu/d (3)	312.6	284.4	28.2	10%		313.0	273.8	39.2	14%
NGL sales, MBbl/d	67.5	59.9	7.6	13%		66.2	58.2	8.0	14%
Condensate sales, MBbl/d	3.5	3.4	0.1	3%		3.2	2.8	0.4	14%
Average realized prices (4):
Natural gas, $/MMBtu	2.02	4.04	(2.02)	(50%	)	2.29	3.92	(1.63)	(42%	)
NGL, $/gal	0.86	1.24	(0.38)	(31%	)	0.96	1.18	(0.22)	(19%	)
Condensate, $/Bbl	86.51	98.13	(11.62)	(12%	)	92.34	95.27	(2.93)	(3%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other on page 30.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to lower natural gas, NGL and condensate sales prices partially offset by higher throughput volumes. The increase in plant inlet volumes was largely attributable to new well connects, particularly North Texas, Sand Hills and SAOU partially offset by pipeline curtailments and operational issues.

The increase in operating expenses was primarily due to additional compression related expenses due to system expansions and higher system maintenance and repair costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results for the year-to-date period of 2012 compared to 2011 reflect the same factors as described above for the three months ended June 30. Additionally, the negative impact of severe cold weather and operational outages in the first quarter of 2011 exceeded the negative impact of pipeline curtailments and operational issues in the first and second quarters of 2012.

Coastal Gathering and Processing

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$38.8	$57.1	$(18.3)	(32%	)	$95.5	$103.6	$(8.1)	(8%	)
Operating expenses	10.8	11.4	(0.6)	(5%	)	21.2	21.6	(0.4)	(2%	)
Operating margin	$28.0	$45.7	$(17.7)	(39%	)	$74.3	$82.0	$(7.7)	(9%	)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)	1,417.9	1,591.9	(174.0)	(11%	)	1,497.6	1,593.9	(96.3)	(6%	)
Gross NGL production, MBbl/d	42.9	51.5	(8.6)	(17%	)	48.0	50.6	(2.6)	(5%	)
Natural gas sales, BBtu/d (3)	315.1	272.0	43.1	16%		298.5	263.3	35.2	13%
NGL sales, MBbl/d	40.7	43.8	(3.1)	(7%	)	44.0	43.7	0.3	1%
Condensate sales, MBbl/d	0.2	0.3	(0.1)	(33%	)	0.2	0.3	(0.1)	(33%	)
Average realized prices:
Natural gas, $/MMBtu	2.27	4.35	(2.08)	(48%	)	2.43	4.25	(1.82)	(43%	)
NGL, $/gal (4)	0.95	1.34	(0.39)	(29%	)	1.06	1.27	(0.21)	(17%	)
Condensate, $/Bbl (4)	91.40	109.05	(17.65)	(16%	)	111.64	100.51	11.13	11%
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other on page 30.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to lower commodity sales prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes, and planned operational outages at VESCO, partially offset by increased traditional wellhead volumes at LOU and gas purchased for processing at VESCO and Lowry. Increased NGL production and sales at LOU and the continued optimization of Straddle plants throughput to more efficient, higher recovery plants reduced the impact of the total lower throughput volumes on NGL production and sales volumes. Natural gas sales volumes increased due to an increase in demand from industrial customers and increased sales to other reportable segments for resale.

The decrease in operating expenses was primarily due to lower utilities, power and catalysts costs and higher refunds of operating expenses after ownership adjustments at non-operated joint ventures, partially offset by higher system maintenance and repair costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other than a higher commodity sales price for condensate, the results for the year-to-date period of 2012 compared to 2011 reflect the same factors as described above for the three months ended June 30.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$69.1	$56.9	$12.2	21%		$133.5	$99.3	$34.2	34%
Operating expenses	23.4	23.5	(0.1)	(0%	)	44.8	43.6	1.2	3%
Operating margin	$45.7	$33.4	$12.3	37%		$88.7	$55.7	$33.0	59%
Operating statistics (1):
Fractionation volumes, MBbl/d	311.3	279.7	31.6	11%		302.5	244.7	57.8	24%
Treating volumes, MBbl/d (2)	27.1	27.8	(0.7)	(3%	)	23.1	19.1	4.0	21%
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating margins increased significantly due to the favorable impacts of fractionation capacity expansions, additional treating capabilities and the growth of our other logistics operations. Gross margin improvements include higher fractionation fees associated with the Cedar Bayou facility Train 3 expansion which came on line mid-year 2011 (partially offset by the impact of lower fuel prices which pass through to expenses), increased treating fees associated with the operational startup of the benzene treating unit in the first quarter of 2012, increased exports and the impact of the 2011 petroleum logistics acquisitions.

While operating expenses were essentially flat, the increase in operating costs associated with the petroleum logistics terminals acquired after the second quarter of 2011 and increased non-fuel operating expenses related to facility expansions were offset by lower fuel costs (which have a corresponding impact on revenues) and by favorable system product gains.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The increase in gross margin was primarily due to higher fractionation and treating fees, increased exports and the impact of the 2011 petroleum logistics acquisitions. Higher fractionation volumes and fees were primarily attributable to the Cedar Bayou facility Train 3 expansion which came on line in mid-year 2011 (partially offset by the impact of lower fuel prices which pass through to expenses). Treating fees increased due to the operational startup of the benzene treating unit in the first quarter of 2012.

The increase in operating expenses was primarily due to the operating costs of the petroleum logistics terminals acquired after the second quarter of 2011. Increases in non-fuel operating expenses related to facility expansions were offset by lower fuel costs (which have a corresponding impact on revenues) and by favorable system product gains.

Marketing and Distribution

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$35.4	$41.4	$(6.0)	(14%	)	$70.8	$85.9	$(15.1)	(18%	)
Operating expenses	9.2	10.9	(1.7)	(16%	)	18.4	22.8	(4.4)	(19%	)
Operating margin	$26.2	$30.5	$(4.3)	(14%	)	$52.4	$63.1	$(10.7)	(17%	)
Operating statistics (1):
Natural gas sales, BBtu/d	1,096.1	857.5	238.6	28%		1,059.8	761.4	298.4	39%
NGL sales, MBbl/d	274.4	265.0	9.4	4%		278.5	268.7	9.8	4%
Average realized prices:
Natural gas, $/MMBtu	2.21	4.28	(2.07)	(48%	)	2.40	4.19	(1.79)	(43%	)
NGL realized price, $/gal	0.92	1.35	(0.43)	(32%	)	1.07	1.31	(0.24)	(18%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to a weaker price environment compared to last year partially offset by increased LPG export activity and by short-term distribution opportunities resulting from supply and market conditions. Export cargo shipments increased by approximately 80% and export margins were higher compared to the same period last year.

The decrease in operating expenses was primarily due to a decrease in barge activity from the same period last year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results for the year-to-date period of 2012 compared to 2011 reflect substantially the same factors as described above for the three months ended June 30 with export cargo shipments increased by 100%.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Gross margin	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7
Operating margin	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7

Other contains the financial effects of our hedging program on operating margin. It typically represents the cash settlements on our derivative contracts. Other also includes deferred gains or losses on previously terminated or de-designated hedge contracts that are reclassified to revenues upon the occurrence of the underlying physical transactions.

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent of proceeds processing arrangements by entering into derivative instruments. Because we are essentially forward selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.
The following table provides a breakdown of our hedge revenue by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Natural gas	$10.4	$1.6	$8.8	$19.0	$7.8	$11.2
NGL	3.0	(13.3)	16.3	(2.6)	(22.2)	19.6
Crude oil	(0.6)	(1.5)	0.9	(2.3)	(3.2)	0.9
	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7

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

As of June 30, 2012 and December 31, 2011, our liquidity consisted of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Cash on hand	$89.5	$55.6
Total availability under the Partnership's credit facility	1,100.0	1,100.0
Less: Outstanding borrowings under the Partnership's credit facility	(140.0)	(498.0)
Less: Outstanding letters of credit outstanding under the Partnership's credit facility	(70.2)	(92.5)
Total liquidity	$979.3	$565.1

We may issue additional equity or debt securities to assist us in meeting future liquidity and capital spending requirements. We have filed with the SEC a universal shelf registration statement (the “2010 Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our April 2010, August 2010, January 2011 and January 2012 equity offerings were conducted under the 2010 Shelf. The 2010 Shelf expires in April 2013.

We also have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”).  The 2012 Shelf expires in 2015.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected natural gas equity volumes through 2015 and our NGL and condensate equity volumes through 2014 by entering into derivative instruments including swaps and purchased puts (or floors). With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Our risk management position has moved from a net liability position of $5.0 million at December 31, 2011 to a net asset position of $70.7 million at June 30, 2012. Aggregate forward prices for commodities are below the fixed prices we currently expect to receive on those derivative contracts, creating a net asset position. Consequently, our expected future receipts on derivative contracts are greater than our expected future payments. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced with receivables from NGL customers offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (1) our cash position; (2) liquids inventory levels and their valuation, which we closely manage; and (3) changes in the fair value of the current portion of derivative contracts.

For the six months ended June 30, 2012, our working capital increased by $106.7 million primarily due to higher cash balances ($33.9 million) and an increase in the net current portion of our derivative contracts ($53.5 million).

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

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities:

	Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$225.0	$252.7	$(27.7)	(11%	)
Investing activities	(250.8)	(170.1)	(80.7)	47%
Financing activities	59.7	(85.8)	145.5	(170%	)

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

	Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(in millions)
Cash flows from operating activities:
Cash received from customers	$3,173.0	$3,324.0	$(151.0)
Cash received from (paid to) derivative counterparties	16.6	(14.9)	31.5
Cash outlays for:
Product purchases	(2,704.8)	(2,803.7)	98.9
Operating expenses	(142.9)	(132.9)	(10.0)
General and administrative expenses	(76.7)	(75.2)	(1.5)
Cash distributions from equity investment	1.9	3.1	(1.2)
Interest paid, net of amounts capitalized (1)	(39.4)	(45.3)	5.9
Income taxes paid	(2.0)	(2.2)	0.2
Other cash payments	(0.7)	(0.2)	(0.5)
Net cash provided by operating activities	$225.0	$252.7	$(27.7)
________
(1)	Net of interest paid of $4.5 million and $1.2 million included in investing activities for the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012, lower aggregate commodity prices were the primary factor in the changes in cash from customers, cash from derivative contracts, cash paid for purchases and lower variable fuel fee components of our operating costs compared to the same period in 2011. During the six months ended June 30, 2012, our derivative settlements were a net cash inflow, as opposed to a net outflow for the same period in 2011. The change in cash paid to derivative counterparties reflects lower aggregate commodity prices compared to the higher aggregate fixed prices we receive on those derivative contracts.

The decrease in interest paid is primarily due to the increased capitalized interest and the termination of interest rate swaps in September 2011.

Cash Flow from Investing Activities

The increase in net cash used in investing activities was primarily due to an increase in outlays for property, plant and equipment driven by our current capital expansion projects. 2011 included the acquisition of our Channelview Terminal and expansion capital projects in gathering and processing assets and in fractionation assets including Gulf Coast Fractionators.

Cash Flow from Financing Activities

The increase in net cash provided by financing activities was driven by two primary factors: changes in our equity offerings and financing activities offset by an increase in distributions paid to our unitholders. Net proceeds from public offerings, issuance of senior notes and borrowings under our credit facility less repayments on our credit facility increased for the six months ended June 30, 2012 compared to 2011, offset by an increase in distributions for the same period.

Our primary financing activities that occurred during the six months ended June 30, 2012 were:

•
On January 23, 2012, we completed a public offering of 4,000,000 common units at a price of $38.30 per common unit. As part of this offering, a wholly-owned subsidiary of Targa purchased 1,300,000 common units. See Note 7, “Partnership Unit and Related Matters.”

•	On January 31, 2012 we privately placed $400.0 million of 6⅜% Notes. See Note 6, “Debt Obligations.”

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 6 and Note 7 of the notes to Consolidated Financial Statements included in this Quarterly Report.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of June 30, 2012, such annual minimum amounts would have been approximately $105.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in August 2012 for the second quarter of 2012 is $0.6425 per limited partner unit.

The following table details the distributions paid during or pertaining to the first six months of 2012:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per
		Common	Incentive	2%	Total	limited partner unit
		(In millions, except per unit amounts)
June 30, 2012	August 14, 2012	$57.3	$14.4	$1.5	$73.2	$0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Capital Requirements

	Six Months Ended June 30,
	2012	2011
	(In millions)
Gross additions to property, plant and equipment	$238.4	$166.5
Change in accruals	-	(1.8)
Cash expenditures	$238.4	$164.7

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

	Six Months Ended June 30,
	2012	2011
Capital expenditures:	(In millions)
Business acquisitions	$-	$29.0
Expansion	206.5	105.1
Maintenance	31.9	32.4
	$238.4	$166.5

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

We expect to fund future capital expenditures with funds generated from our operations, borrowings under the Revolver, and proceeds from the issuance of additional common units and debt offerings.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to these policies and estimates during the six months ended June 30, 2012.

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

The primary purpose of the commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2012, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent of proceeds processing arrangements by entering into derivative instruments, including swaps and purchased puts (or floors) and calls (caps). The percentages of expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented we have entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During the three months ended June 30, 2012 and 2011, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $12.8 million and $(13.2) million. During the six months ended June 30, 2012 and 2011, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $14.1 million and $(17.6) million.

As of June 30, 2012, we had the following hedge arrangements which will settle during the years ending December 31, 2012 through 2015:

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2012	2013	2014	2015	Fair Value
							(in millions)
Swap	IF-WAHA	6.61	14,850	-	-	-	$10.1
Swap	IF-WAHA	4.68	-	10,730	-	-	4.6
Swap	IF-WAHA	3.53	-	-	7,000	-	(0.7)
Swap	IF-WAHA	3.53	-	-	-	1,750	(0.3)
Total Swaps			14,850	10,730	7,000	1,750
Swap	IF-PB	4.98	10,200	-	-	-	4.0
Swap	IF-PB	4.69	-	10,084	-	-	4.5
Swap	IF-PB	3.49	-	-	6,000	-	(0.7)
Swap	IF-PB	3.49	-	-	-	1,500	(0.3)
Total Swaps			10,200	10,084	6,000	1,500
Swap	IF-NGPL MC	6.03	6,740	-	-	-	4.0
Swap	IF-NGPL MC	4.17	-	5,275	-	-	1.4
Swap	IF-NGPL MC	3.45	-	-	5,000	-	(0.6)
Swap	IF-NGPL MC	3.46	-	-	-	1,250	(0.2)
Total Swaps			6,740	5,275	5,000	1,250
Total Sales			31,790	26,089	18,000	4,500
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities Through December 2012						0.7
							$26.5

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2012	2013	2014	Fair Value
						(in millions)
Swap	OPIS-MB	0.95	9,361	-	-	$15.9
Swap	OPIS-MB	1.05	-	5,650	-	16.9
Swap	OPIS-MB	1.21	-	-	1,000	4.8
Total Swaps			9,361	5,650	1,000
Put (propane)	OPIS-MB	1.43	294	-	-	1.3
Total Sales			9,655	5,650	1,000

Call (ethane) (1)	OPIS-MB	0.61	2,000			-
						$38.9

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2012	2013	2014	Fair Value
						(in millions)
Swap	NY-WTI	91.37	1,660	-	-	$1.6
Swap	NY-WTI	93.34	-	1,795	-	3.1
Swap	NY-WTI	90.03	-	-	700	0.6
Total Sales			1,660	1,795	700
						$5.3
________
(1)	Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

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

Interest Rate Risk. We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our Revolver. To the extent that interest rates increase, interest expense for our revolving debt will also increase. As of June 30, 2012, we had $140.0 million in variable rate borrowings under our Revolver. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $1.4 million.

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

As of June 30, 2012, affiliates of Barclays PLC (“Barclays”), Wells Fargo Bank N.A. (“Wells Fargo”) and Natixis accounted for 24%, 20%, and 15% of our counterparty credit exposure related to commodity derivative instruments. Barclays, Wells Fargo and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 11 – Commitments and Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors.” in our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations, as could the following:

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

3.4
First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8- K filed February 16, 2007 (File No. 001-33303)).

3.5
Amendment No. 1, dated May 13, 2008, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 14, 2008 (File No. 001-33303)).

3.6
Amendment No. 2, dated May 25, 2012, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 25, 2012 (File No. 001-33303)).

3.7
Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

4.1*
Supplemental Indenture dated April 20, 2012 to Indenture dated June 18, 2008, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.2*
Supplemental Indenture dated April 20, 2012 to Indenture dated August 13, 2010, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.3*
Supplemental Indenture dated April 20, 2012 to Indenture dated February 2, 2011, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.4*
Supplemental Indenture dated April 20, 2012 to Indenture dated January 31, 2012, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

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

Date: August 6, 2012