Form 10-Q
period 2012-09-30
Targa Resources Partners LP
filed 2012-11-01
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, there were 89,170,989 Common Units and 1,819,817 General Partner Units outstanding.

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

•
the level and success of oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 gallons)
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
NYSE	New York Stock Exchange

Price Index
Definitions
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$88.9	$55.6
Trade receivables, net of allowances of $1.8 million and $2.2 million	415.9	575.9
Inventory	84.3	92.1
Assets from risk management activities	33.7	41.0
Other current assets	1.1	2.7
Total current assets	623.9	767.3
Property, plant and equipment	4,162.0	3,786.9
Accumulated depreciation	(1,112.1)	(980.8)
Property, plant and equipment, net	3,049.9	2,806.1
Long-term assets from risk management activities	11.1	10.9
Investment in unconsolidated affiliate	51.0	36.8
Other long-term assets	35.0	36.9
Total assets	$3,770.9	$3,658.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$472.1	$647.8
Accounts payable to Targa Resources Corp.	47.6	60.0
Liabilities from risk management activities	6.0	41.1
Total current liabilities	525.7	748.9
Long-term debt	1,661.7	1,477.7
Long-term liabilities from risk management activities	7.2	15.8
Deferred income taxes	10.7	9.5
Other long-term liabilities	46.7	44.4

Commitments and contingencies (see Note 10)

Owners' equity:
Common unitholders (89,170,989 and 84,756,009 units issued and outstanding as of September 30, 2012 and December 31, 2011)	1,316.5	1,221.2
General partner (1,819,817 and 1,729,715 units issued and outstanding as of September 30, 2012 and December 31, 2011)	34.5	27.2
Accumulated other comprehensive income (loss)	20.9	(25.6)
	1,371.9	1,222.8
Noncontrolling interests in subsidiaries	147.0	138.9
Total owners' equity	1,518.9	1,361.7
Total liabilities and owners' equity	$3,770.9	$3,658.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions, except per unit amounts)
Revenues	$1,392.9	$1,712.7	$4,356.8	$5,053.8
Costs and expenses:
Product purchases	1,153.0	1,485.5	3,611.7	4,364.5
Operating expenses	78.3	76.5	227.1	214.1
Depreciation and amortization expenses	47.9	45.0	142.1	132.2
General and administrative expenses	33.5	33.7	100.0	98.6
Other operating (income) expense (See Note 11)	18.9	(0.3)	18.8	(0.4)
Income from operations	61.3	72.3	257.1	244.8
Other income (expense):
Interest expense, net	(29.0)	(25.7)	(87.8)	(80.4)
Equity earnings (loss)	(2.2)	2.2	(0.3)	5.2
Loss on mark-to-market derivative instruments	-	(1.8)	-	(5.0)
Other	(1.1)	(0.6)	(1.6)	(0.8)
Income before income taxes	29.0	46.4	167.4	163.8
Income tax expense:
Current	(0.5)	(2.4)	(1.5)	(4.6)
Deferred	(0.4)	0.9	(1.2)	(0.6)
	(0.9)	(1.5)	(2.7)	(5.2)
Net income	28.1	44.9	164.7	158.6
Less: Net income attributable to noncontrolling interests	3.9	9.0	23.5	29.6
Net income attributable to Targa Resources Partners LP	$24.2	$35.9	$141.2	$129.0

Net income attributable to general partner	16.7	9.5	46.2	26.0
Net income attributable to limited partners	7.5	26.4	95.0	103.0
Net income attributable to Targa Resources Partners LP	$24.2	$35.9	$141.2	$129.0

Net income per limited partner unit - basic and diluted	$0.08	$0.31	$1.07	$1.23
Weighted average limited partner units outstanding - basic	89.2	84.8	88.8	83.9
Weighted average limited partner units outstanding - diluted	89.3	84.8	88.9	83.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income			$28.1			$44.9
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(22.5)	$0.2	(22.3)	$47.0	$-	47.0
Settlements reclassified to revenues	(14.8)	0.2	(14.6)	10.3	-	10.3
Interest rate swaps:
Change in fair value	-	-	-	(2.3)	-	(2.3)
Settlements reclassified to interest expense, net	1.9	-	1.9	1.0	-	1.0
Other comprehensive income (loss)	$(35.4)	$0.4	(35.0)	$56.0	$-	56.0
Comprehensive income (loss)			(6.9)			100.9
Less: Comprehensive income attributable to noncontrolling interests			3.9			9.0
Comprehensive income (loss) attributable to Targa Resources Partners LP			$(10.8)			$91.9

	Nine Months Ended September 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income			$164.7			$158.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$70.4	$-	70.4	$(9.7)	$-	(9.7)
Settlements reclassified to revenues	(30.0)	-	(30.0)	26.7	-	26.7
Interest rate swaps:
Change in fair value	-	-	-	(4.3)	-	(4.3)
Settlements reclassified to interest expense, net	6.1	-	6.1	5.7	-	5.7
Other comprehensive income	$46.5	$-	46.5	$18.4	$-	18.4
Comprehensive income			211.2			177.0
Less: Comprehensive income attributable to noncontrolling interests			23.5			29.6
Comprehensive income attributable to Targa Resources Partners LP			$187.7			$147.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Accumulated
	Limited		General		Other
	Partner		Partner		Comprehensive	Noncontrolling
	Units	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2011	84,756	$1,221.2	1,730	$27.2	$(25.6)	$138.9	$1,361.7
Compensation on equity grants	10	2.2	-	-	-	-	2.2
Proceeds from equity offerings	4,405	164.9	90	3.4	-	-	168.3
Contributions from Targa Resources Corp.	-	0.8	-	0.1	-	-	0.9
Distributions to noncontrolling interests	-	(1.1)	-	-	-	(18.6)	(19.7)
Contributions from noncontrolling interests	-	-	-	-	-	3.2	3.2
Other comprehensive income	-	-	-	-	46.5	-	46.5
Net income	-	95.0	-	46.2	-	23.5	164.7
Distributions to unitholders	-	(166.5)	-	(42.4)	-	-	(208.9)
Balance, September 30, 2012	89,171	$1,316.5	1,820	$34.5	$20.9	$147.0	$1,518.9

Balance, December 31, 2010	75,545	$935.3	1,542	$15.1	$(30.6)	$129.3	$1,049.1
Compensation on equity grants	11	1.2	-	-	-	-	1.2
Proceeds from equity offerings	9,200	298.0	188	6.3	-	-	304.3
Contributions from Targa Resources Corp.	-	7.9	-	1.2	-	-	9.1
Distributions to noncontrolling interests	-	-	-	-	-	(19.8)	(19.8)
Contributions from noncontrolling interests	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	18.4	-	18.4
Net income	-	103.0	-	26.0	-	29.6	158.6
Distributions to unitholders	-	(142.0)	-	(23.9)	-	-	(165.9)
Balance, September 30, 2011	84,756	$1,203.4	1,730	$24.7	$(12.2)	$139.1	$1,355.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$164.7	$158.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization in interest expense	13.6	6.7
Compensation on equity grants	2.6	1.2
Depreciation and amortization expense	142.1	132.2
Accretion of asset retirement obligations	2.9	2.7
Deferred income tax expense	1.2	0.6
Equity (earnings) losses, net of distributions	0.3	(1.4)
Risk management activities	3.8	(15.1)
Loss (gain) on sale or disposal of assets	15.5	(0.4)
Changes in operating assets and liabilities:
Receivables and other assets	161.2	(82.9)
Inventory	4.9	(86.9)
Accounts payable and other liabilities	(197.3)	76.0
Net cash provided by operating activities	315.5	191.3
Cash flows from investing activities
Outlays for property, plant and equipment	(364.8)	(211.4)
Business acquisitions	(25.8)	(164.2)
Investment in unconsolidated affiliate	(16.8)	(11.9)
Return of capital from unconsolidated affiliate	2.3	-
Other, net	1.6	0.3
Net cash used in investing activities	(403.5)	(387.2)
Cash flows from financing activities
Proceeds from borrowings under credit facility	720.0	1,426.0
Repayments of credit facility	(938.0)	(1,656.3)
Proceeds from issuance of senior notes	400.0	325.0
Cash paid on note exchange	-	(27.7)
Proceeds from equity offerings	168.3	304.3
Distributions to unitholders	(208.9)	(165.9)
Costs incurred in connection with financing arrangements	(4.5)	(6.2)
Contributions from parent	0.9	9.1
Contributions from noncontrolling interests	3.2	-
Distributions to noncontrolling interests	(19.7)	(19.8)
Net cash provided by financing activities	121.3	188.5
Net change in cash and cash equivalents	33.3	(7.4)
Cash and cash equivalents, beginning of period	55.6	76.3
Cash and cash equivalents, end of period	$88.9	$68.9

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly-owned subsidiary of Targa. As of September 30, 2012, Targa owns a 16.2% interest in us in the form of 1,819,817 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter.

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

Our Operations

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; and storing and terminaling refined petroleum products and crude oil. See Note 11 for an analysis of our operations by segment.

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. While there have been no significant changes to these policies during the nine months ended September 30, 2012, following is an expanded disclosure on how we calculate earnings per unit.

Earnings per unit. We account for earnings per unit (“EPU”) in accordance with ASC 260 – Earnings per Share. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units or resulted in the issuance of common units so long as it does not have an anti-dilutive effect on EPU. The dilutive effect is determined through the application of the treasury method. Securities that meet the definition of a participating security are required to be considered for inclusion in the computation of basic EPU. For the nine months ended September 30, 2012, the dilutive effect of equity-settled performance units under our Long Term Incentive Plan did not have a material impact on our reported earnings per unit.

The limited partners’ net income per unit is based on net income after allocation to the general partner’s 2% interest and incentive distribution rights. Because our Partnership Agreement limits the quarterly distributions payable to holders of incentive distribution rights to a percentage of Available Cash (as defined in our Partnership Agreement), the calculation of the general partner’s net income per unit does not reflect an incentive distribution on earnings in excess of the distributions declared for the period.

New Standards

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. Note 9 – Fair Value Measurements includes additional disclosures regarding the fair value and fair value hierarchy classification of financial instruments reported at carrying value in our Consolidated Balance Sheets. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified within Level 3 of the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial. Transfers among levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was retroactively adopted during 2012. We now display in the Consolidated Statements of Comprehensive Income (Loss) the tax effect of each component of other comprehensive income.

Note 4 — Property, Plant and Equipment

			Estimated useful lives
	September 30, 2012	December 31, 2011	(In years)
Natural gas gathering systems	$1,801.9	$1,740.6	5 to 20
Processing and fractionation facilities	1,111.3	1,062.7	5 to 25
Terminaling and storage facilities	402.4	380.7	5 to 25
Transportation assets	292.2	281.2	10 to 25
Other property, plant and equipment	57.9	54.9	3 to 25
Land	73.3	71.2	-
Construction in progress	423.0	195.6	-
	$4,162.0	$3,786.9

Note 5 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Commodities	$336.2	$515.3
Other goods and services	91.2	86.3
Interest	26.4	32.3
Other	18.3	13.9
	$472.1	$647.8

Note 6 — Debt Obligations

	September 30, 2012	December 31, 2011
Senior secured revolving credit facility, variable rate, due July 2015 (1)(2)	$280.0	$498.0
Senior unsecured notes, 8¼% fixed rate, due July 2016 (1)	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	72.7
Unamortized discount	(2.6)	(2.9)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(31.1)	(32.8)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	400.0	-
	$1,661.7	$1,477.7

Letters of credit issued	$47.4	$92.5
________
(1)	See Subsequent Events section of this note.
(2)	As of September 30, 2012, availability under our $1.1 billion senior secured revolving credit facility was $772.6 million.

The following table shows the range of interest rates and the weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2012:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	2.4% - 4.5%	2.6%

As of September 30, 2012, we were in compliance with the covenants contained in our various debt agreements.

6⅜% Senior Notes

On January 30, 2012, we privately placed $400.0 million in aggregate principal amount of 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The 6⅜% Notes resulted in approximately $395.5 million of net proceeds, which were used to reduce borrowings under our senior secured revolving credit facility and for general partnership purposes.

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

Subsequent Events

Revolving Credit Agreement

On October 3, 2012, we entered into a Second Amended and Restated Credit Agreement that amends and replaces our existing variable rate Senior Secured Credit Facility due July 2015 (the “Previous Revolver”) to provide a variable rate Senior Secured Credit Facility due October 3, 2017 (the “TRP Revolver”). The TRP Revolver increases available commitments to $1.2 billion from $1.1 billion and allows us to request up to an additional $300.0 million in commitment increases.

We incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the Previous Revolver as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs, along with the issue costs associated with the October 2012 amendment, will be amortized on a straight-line basis over the life of the TRP Revolver.

The TRP Revolver bears interest, at our option, at either (a) a base rate equal to the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.5% or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 0.75% to 1.75%, or (b) LIBOR plus an applicable margin ranging from 1.75% to 2.75%.

We are required to pay a commitment fee equal to an applicable rate ranging from 0.3% to 0.5% times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate from 1.75% to 2.75%.

The TRP Revolver is collateralized by a majority of our assets. Borrowings are guaranteed by our restricted subsidiaries.

The TRP Revolver restricts our ability to make distributions of available cash to unitholders if a default or an event of default (as defined in the TRP Revolver) exists or would result from such distribution. The TRP Revolver requires us to maintain a ratio of consolidated funded indebtedness to consolidated adjusted EBITDA of no more than 5.50 to 1.00. The TRP Revolver also requires us to maintain a ratio of consolidated EBITDA to consolidated interest expense of no less than 2.25 to 1.00. In addition, the TRP Revolver contains various covenants that may limit, among other things, our ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates (in each case, subject to our right to incur indebtedness or grant liens in connection with, and convey accounts receivable as part of, a permitted receivables financing).

8¼% Senior Notes

On October 19, 2012, we issued a call notice for full redemption of our 8¼% Senior Unsecured Notes due July 2016, (the “8¼% Notes”), at a redemption price of 104.125% plus accrued interest through the redemption date of November 19, 2012. As of September 30, 2012, the outstanding balance on the 8¼% Notes was $209.1 million. The redemption will result in a premium paid on the redemption of $8.6 million and a write-off of $2.6 million of unamortized debt issue costs.

5¼% Senior Notes

On October 25, 2012, we privately placed $400.0 million in aggregate principal amount of 5¼% Senior Unsecured Notes due May 2023 (the “5¼% Notes”) at 99.5% of par value. The 5¼% Notes resulted in approximately $398.0 million of gross proceeds ($393.5 million of net proceeds), which will be used to redeem our 8¼% Notes, reduce borrowings under the TRP Revolver and for general partnership purposes.

Note 7 — Partnership Units and Related Matters

Public Offerings of Common Units

On January 23, 2012, we completed a public offering of 4,000,000 common units at a price of $38.30 per common unit ($37.11 per common unit, net of underwriting discounts). Net proceeds from this offering were approximately $149.9 million. Pursuant to the exercise of the underwriters’ overallotment option, we issued an additional 405,000 common units, providing net proceeds of approximately $15.0 million. As part of this offering, Targa purchased 1,300,000 common units with an aggregate value of $49.8 million (based on the offering price of $38.30). The units purchased by Targa were not subject to any underwriter discounts or commissions. In addition, Targa contributed $3.4 million to us for 89,898 general partner units to maintain its 2% general partner interest in us. We used the net proceeds from this offering for general partnership purposes, including the repayment of indebtedness.

In August 24, 2012, we entered into an Equity Distribution Agreement (“EDA”) with Citigroup Global Markets Inc. (“Citibank”) which permits us to sell, at our option, up to an aggregate of $100 million of our common units through Citibank, as sales agent. Settlement for sales of common units will occur on the third business day following the date on which any sales were made in return for payment of the net proceeds to us.  During the quarter ended September 30, 2012, there were no sales of common units pursuant to this program.

Distributions

The following table details the distributions declared and/or paid during the first nine months of 2012:

		Distributions
Three Months Ended			General Partner			Distributions per limited partner unit
	Date Paid or to be Paid	Limited Partners Common	Incentive	2%	Total
		(In millions, except per unit amounts)
September 30, 2012	November 14, 2012	$59.1	$16.1	$1.5	$76.7	$0.6625
June 30, 2012	August 14, 2012	57.3	14.4	1.5	73.2	0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Note 8 — Derivative Instruments and Hedging Activities

Commodity Hedges

The primary purpose of our commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations through 2015 and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing Operations through 2014 that result from its percent of proceeds processing arrangement by entering into derivative instruments including swaps and purchased puts (floors) and calls (caps). We have designated these derivative contracts as cash flow hedges.

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

At September 30, 2012, the notional volumes of our commodity hedges for our equity volumes were:

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

The following schedules reflect the fair values of our derivative instruments:

	Derivative Assets			Derivative Liabilities
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$33.4	$40.3	Current liabilities	$5.9	$40.6
	Long-term assets	11.0	10.9	Long-term liabilities	7.2	15.8
Total derivatives designated as hedging instruments		$44.4	$51.2		$13.1	$56.4

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.3	$0.7	Current liabilities	$0.1	$0.5
	Long-term assets	0.1	-	Long-term liabilities	-	-
Total derivatives not designated as hedging instruments		$0.4	$0.7		$0.1	$0.5
Total derivatives		$44.8	$51.9		$13.2	$56.9

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net asset of $31.6 million as of September 30, 2012, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. These default probabilities have been applied to the unadjusted fair values of the derivative instruments to arrive at the credit risk adjustment, which was immaterial for all periods presented.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

Derivatives in	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Cash Flow Hedging	Three Months Ended September 30,		Nine Months Ended September 30,
Relationships	2012	2011	2012	2011
Interest rate contracts	$-	$(2.3)	$-	$(4.3)
Commodity contracts	(22.5)	47.0	70.4	(9.7)
	$(22.5)	$44.7	$70.4	$(14.0)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2012	2011	2012	2011
Interest expense, net	$(1.9)	$(1.0)	$(6.1)	$(5.7)
Revenues	14.8	(10.3)	30.0	(26.7)
	$12.9	$(11.3)	$23.9	$(32.4)

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

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Income on Derivatives	2012	2011	2012	2011
Commodity contracts	Revenue	$(0.1)	$0.4	$0.9	$1.4
Interest Rate Swaps	Other income (expense)	-	(1.8)	-	(5.0)

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2015:

	September 30, 2012	December 31, 2011
Commodity hedges	$31.0	$(9.4)
Interest rate hedges	(10.3)	(16.4)

As of September 30, 2012, deferred net gains of $26.8 million on commodity hedges and deferred net losses of $6.5 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

See Note 9 for additional disclosures related to derivative instruments and hedging activities.

Note 9 — Fair Value Measurements

Under generally accepted accounting principles, our consolidated balance sheet reflects a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments are reported at fair value in our consolidated balance sheet. Other financial instruments are reported at historical cost or amortized cost in our consolidated balance sheet, with fair value measurements for these instruments provided as supplemental information.

Following is additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swap and option contracts and fixed price commodity contracts with certain counterparties. We determine the fair value of our derivative contracts using a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The fair values of our derivative instruments, which aggregate to a net asset position of $31.6 million as of September 30, 2012, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $1.9 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $61.3 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. As such, long-term debt is primarily the other financial instrument for which our carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	senior secured revolving credit facility is based on carrying value which approximates fair value as its interest rate is based on prevailing market rates;

•	senior unsecured notes are based on quoted market prices derived from trades of the debt.

Fair Value Hierarchy

We categorize the inputs to the fair value measurements using a three-tier fair value hierarchy that prioritizes the significant inputs used in measuring fair value:

•	Level 1 – observable inputs such as quoted prices in active markets;

•	Level 2 – inputs other than quoted prices in active markets that we can directly or indirectly observe to the extent that the markets are liquid for the relevant settlement periods; and

•	Level 3 – unobservable inputs in which little or no market data exists, therefore we must develop our own assumptions.

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our consolidated balance sheet at fair value and (2) supplemental fair value disclosures for other financial instruments.

	September 30, 2012
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$44.8	$44.8	$-	$44.7	$0.1
Liabilities from commodity derivative contracts	13.2	13.2	-	12.4	0.8
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	88.9	88.9
Senior secured revolving credit facility	280.0	280.0	-	280.0	-
Senior unsecured notes	1,381.7	1,526.6	-	1,526.6	-

	December 31, 2011
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$51.9	$51.9	$-	$51.9	$-
Liabilities from commodity derivative contracts	56.9	56.9	-	56.9	-
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	55.6	55.6
Senior secured revolving credit facility	498.0	498.0	-	498.0	-
Senior unsecured notes	979.7	1,057.3	-	1,057.3	-

Additional Information Regarding Level 3 Fair Value Measurements

As of September 30, 2012, we reported certain of our natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve which is based on observable or public data sources and extrapolated when observable prices are not available.

As of September 30, 2012, we have two natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas basis curve beginning in year 2015, and the forward natural gas basis curve for the South Texas Natural Gas Pipeline beginning in November 2012. Because a significant portion of the derivative’s term is in 2015 and beyond, for the former, and in November 2012, for the latter, both valuations are categorized as Level 3. The change in the fair value of our Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table sets forth a reconciliation of the changes in the fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts
Balance, December 31, 2011	$-
Loss (gain) included in Revenue	(0.1)
Unrealized losses included in OCI	0.8
Balance, September 30, 2012	$0.7

The amount of gains for the period included in earnings is attributable to the change in unrealized gains related to assets or liabilities held at the reporting date. There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the nine months ended September 30, 2012.

Note 10 — Commitments and Contingencies

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

Environmental liabilities were not significant as of September 30, 2012.

Targa has reimbursed us for maintenance capital expenditures of $16.7 million as of September 30, 2012, which are required to be made in connection with a settlement agreement with the New Mexico Environment Department relating to air emissions at three gas processing plants operated by our Versado Gas Processors, LLC joint venture, with $0.9 million reimbursed to us during the nine months ended September 30, 2012. These capital projects were substantially complete as of September 30, 2012.

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

Note 11 — Segment Information

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

Our Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to us from our Natural Gas Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of our commodity hedging activities included in operating margin. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column.

Our reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$42.2	$60.5	$52.9	$1,136.4	$14.0	$-	$1,306.0
Fees from midstream services	8.5	7.4	43.6	27.4	-	-	86.9
	50.7	67.9	96.5	1,163.8	14.0	-	1,392.9
Intersegment revenues
Sales of commodities	274.8	150.5	0.5	151.5	-	(577.3)	-
Fees from midstream services	0.3	-	27.6	7.2	-	(35.1)	-
	275.1	150.5	28.1	158.7	-	(612.4)	-
Revenues	$325.8	$218.4	$124.6	$1,322.5	$14.0	$(612.4)	$1,392.9
Operating margin	$53.8	$18.0	$50.4	$25.4	$14.0	$-	$161.6
Other financial information:
Total assets (1)	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$3,770.9
Capital expenditures	$66.7	$28.2	$64.0	$0.9	$-	$1.7	$161.5
________
(1)
We recorded a $15.4 million loss in Other Operating (Income) Expense due to a write-off of our investment in the Yscloskey joint venture interest processing plant in Southern Louisiana included in the Coastal Gathering and Processing segment. Following Hurricane Isaac, the joint venture owners elected not to restart the plant.

	Three Months Ended September 30, 2011
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$47.9	$75.2	$-	$1,530.3	$(10.8)	$0.1	$1,642.7
Fees from midstream services	6.8	3.9	35.8	23.5	-	-	70.0
	54.7	79.1	35.8	1,553.8	(10.8)	0.1	1,712.7
Intersegment revenues
Sales of commodities	385.4	242.9	0.1	186.0	-	(814.4)	-
Fees from midstream services	0.2	-	21.6	8.8	-	(30.6)	-
	385.6	242.9	21.7	194.8	-	(845.0)	-
Revenues	$440.3	$322.0	$57.5	$1,748.6	$(10.8)	$(844.9)	$1,712.7
Operating margin	$71.8	$39.8	$30.1	$19.7	$(10.8)	$0.1	$150.7
Other financial information:
Total assets	$1,647.3	$425.2	$713.2	$702.3	$56.0	$78.0	$3,622.0
Capital expenditures	$40.2	$4.2	$165.0	$0.6	$-	$0.8	$210.8

	Nine Months Ended September 30, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$134.2	$172.0	$152.9	$3,622.2	$28.1	$-	$4,109.4
Fees from midstream services	27.3	15.9	125.6	78.5	-	0.1	247.4
	161.5	187.9	278.5	3,700.7	28.1	0.1	4,356.8
Intersegment revenues
Sales of commodities	851.9	532.7	0.6	398.3	-	(1,783.5)	-
Fees from midstream services	0.9	0.1	76.2	23.5	-	(100.7)	-
	852.8	532.8	76.8	421.8	-	(1,884.2)	-
Revenues	$1,014.3	$720.7	$355.3	$4,122.5	$28.1	$(1,884.1)	$4,356.8
Operating margin	$180.6	$92.3	$139.2	$77.8	$28.1	$-	$518.0
Other financial information:
Total assets (1)	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$3,770.9
Capital expenditures	$139.6	$32.8	$213.8	$10.4	$-	$3.2	$399.8
________
(1)
We recorded a $15.4 million loss in Other Operating (Income) Expense during the three months ended September 30, 2012 due to a write-off of our investment in the Yscloskey joint venture interest processing plant in Southern Louisiana included in our Coastal Gathering and Processing segment. Following Hurricane Isaac, the joint venture owners elected not to restart the plant.

	Nine Months Ended September 30, 2011
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$145.3	$243.9	$0.1	$4,505.5	$(28.4)	$-	$4,866.4
Fees from midstream services	19.6	13.4	92.1	62.1	-	0.2	187.4
	164.9	257.3	92.2	4,567.6	(28.4)	0.2	5,053.8
Intersegment revenues
Sales of commodities	1,051.8	704.9	0.4	465.9	-	(2,223.0)	-
Fees from midstream services	0.7	0.4	64.4	25.7	-	(91.2)	-
	1,052.5	705.3	64.8	491.6	-	(2,314.2)	-
Revenues	$1,217.4	$962.6	$157.0	$5,059.2	$(28.4)	$(2,314.0)	$5,053.8
Operating margin	$213.0	$121.8	$85.9	$82.8	$(28.4)	$0.1	$475.2
Other financial information:
Total assets	$1,647.3	$425.2	$713.2	$702.3	$56.0	$78.0	$3,622.0
Capital expenditures	$112.0	$9.8	$252.6	$1.5	$-	$1.4	$377.3

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales of commodities
Natural gas sales	$252.1	$304.6	$642.7	$846.2
NGL sales	957.4	1,323.4	3,198.4	3,969.1
Condensate sales	29.0	25.7	87.0	80.3
Petroleum products	52.7	-	152.5	-
Derivative activities	14.8	(11.0)	28.8	(29.2)
	1,306.0	1,642.7	4,109.4	4,866.4
Fees from midstream services
Fractionating and treating fees	28.6	25.7	84.0	60.1
Storage, terminaling, transportation and export fees	41.6	27.9	107.4	77.3
Gas processing fees	11.8	8.3	30.1	23.1
Other	4.9	8.1	25.9	26.9
	86.9	70.0	247.4	187.4
Total revenues	$1,392.9	$1,712.7	$4,356.8	$5,053.8

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of operating margin to net income:
Operating margin	$161.6	$150.7	$518.0	$475.2
Depreciation and amortization expense	(47.9)	(45.0)	(142.1)	(132.2)
General and administrative expense	(33.5)	(33.7)	(100.0)	(98.6)
Interest expense, net	(29.0)	(25.7)	(87.8)	(80.4)
Income tax expense	(0.9)	(1.5)	(2.7)	(5.2)
Other, net	(22.2)	0.1	(20.7)	(0.2)
Net income	$28.1	$44.9	$164.7	$158.6

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

The Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to us from our Natural Gas Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

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

In July 2012, we filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”).

In July 2012, we acquired the Big Lake gas processing plant in Lake Charles, Louisiana. The transaction was paid entirely with cash funded through borrowings under our senior secured revolving credit facility.

In August 2012, we entered into an Equity Distribution Agreement (“EDA”) with Citigroup Global Markets Inc. (“Citibank”) pursuant to which we may sell, at our option, up to an aggregate of $100 million of our common units through Citibank, as sales agent. Settlement for sales of common units will occur on the third business day following the date on which any sales were made in return for payment of the net proceeds to us.  During the quarter ended September 30, 2012, there were no sales of common units pursuant to this program.

Subsequent Events

On October 3, 2012, we entered into a Second Amended and Restated Credit Agreement that amends and replaces our existing variable rate Senior Secured Credit Facility due July 2015 (the “Previous Revolver”) to provide a variable rate Senior Secured Credit Facility due October 3, 2017 (the “TRP Revolver”). The TRP Revolver increases available commitments to $1.2 billion from $1.1 billion and allows us to request up to an additional $300.0 million in commitment increases.

We incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the Previous Revolver as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs, along with the issue costs associated with the October 2012 amendment, will be amortized on a straight-line basis over the life of the TRP Revolver.

On October 19, 2012, we issued a call notice for full redemption of our 8¼% Senior Unsecured Notes due July 2016, (the “8¼% Notes”), at a redemption price of 104.125% plus accrued interest through the redemption date of November 19, 2012. As of September 30, 2012, the outstanding balance on the 8¼% Notes was $209.1 million. The redemption will result in a premium paid on the redemption of $8.6 million and a write-off of $2.6 million of unamortized debt issue costs.

On October 25, 2012, we privately placed $400.0 million in aggregate principal amount of 5¼% Senior Unsecured Notes due May 2023 (the “5¼% Notes”) at 99.5% of par value. The 5¼% Notes resulted in approximately $398.0 million of gross proceeds ($393.5 million of net proceeds), which will be used to redeem our 8¼% Notes, reduce borrowings under the TRP Revolver and for general partnership purposes.

New Standards

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. We have made additional disclosures in Note 9 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified as Level 3 within the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial to both net assets and other comprehensive income, and there is no impact whatsoever to net income or cash flows. It is our policy that transfers among levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

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

Our profitability is also impacted by fee-based revenues. Our growth strategy, largely based on expansion of our existing facilities as well as third-party acquisitions of businesses and assets, includes an increasing percentage of assets that generate fee-based revenues. Fixed fees for services such as fractionation, storage and terminaling are not directly tied to changes in market prices for commodities.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income before: interest; income taxes; depreciation and amortization; gains or losses on debt repurchases and asset disposals; and non-cash risk management activities related to derivative instruments. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others.

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

Distributable Cash Flow. We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash losses (gains) on mark-to-market derivative contracts, debt repurchases and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs). This measure includes any impact of noncontrolling interests.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of gross margin and operating margin to net income:	(In millions)
Gross margin	$239.9	$227.2	$745.1	$689.3
Operating expenses	(78.3)	(76.5)	(227.1)	(214.1)
Operating margin	161.6	150.7	518.0	475.2
Depreciation and amortization expenses	(47.9)	(45.0)	(142.1)	(132.2)
General and administrative expenses	(33.5)	(33.7)	(100.0)	(98.6)
Interest expense, net	(29.0)	(25.7)	(87.8)	(80.4)
Income tax expense	(0.9)	(1.5)	(2.7)	(5.2)
Gain (loss) on sale or disposal of assets	(18.9)	0.3	(18.8)	0.4
Other, net	(3.3)	(0.2)	(1.9)	(0.6)
Net income	$28.1	$44.9	$164.7	$158.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$90.5	$(61.3)	$315.5	$191.3
Net income attributable to noncontrolling interests	(3.9)	(9.0)	(23.5)	(29.6)
Interest expense, net (1)	24.5	24.7	74.2	73.7
Current income tax expense	0.5	2.4	1.5	4.6
Other (2)	(5.3)	18.8	(14.5)	10.8
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	42.6	105.4	(166.1)	169.8
Accounts payable and other liabilities	(32.7)	26.3	197.3	(76.0)
Adjusted EBITDA	$116.2	$107.3	$384.4	$344.6
_________
(1)
Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.5 million and $13.6 million for the three and nine months ended September 30, 2012, and $1.0 million and $6.7 million for the three and nine months ended September 30, 2011.

(2)
Includes equity earnings (loss) from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and loss on sale or disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$24.2	$35.9	$141.2	$129.0
Add:
Interest expense, net	29.0	25.7	87.8	80.4
Income tax expense	0.9	1.5	2.7	5.2
Depreciation and amortization expenses	47.9	45.0	142.1	132.2
Loss on sale or disposal of assets	15.6	-	15.5	-
Risk management activities	1.6	2.0	3.8	6.0
Noncontrolling interests adjustment (1)	(3.0)	(2.8)	(8.7)	(8.2)
Adjusted EBITDA	$116.2	$107.3	$384.4	$344.6
________
(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$24.2	$35.9	$141.2	$129.0
Depreciation and amortization expenses	47.9	45.0	142.1	132.2
Deferred income tax expense	0.4	(0.9)	1.2	0.6
Amortization in interest expense	4.5	2.5	13.6	8.1
Loss on sale or disposal of assets	15.6	-	15.5	-
Risk management activities	1.6	2.0	3.8	6.0
Maintenance capital expenditures	(16.2)	(24.7)	(48.0)	(57.2)
Other (1)	(0.8)	5.6	(1.8)	10.8
Targa Resources Partners LP distributable cash flow	$77.2	$65.4	$267.6	$229.5
_______
(1)
Includes reimbursements of certain environmental maintenance capital expenditures by Targa and the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 (in millions, except operating statistics and price amounts):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
Revenues	$1,392.9	$1,712.7	$(319.8)	(19%	)	$4,356.8	$5,053.8	$(697.0)	(14%	)
Product purchases	1,153.0	1,485.5	(332.5)	(22%	)	3,611.7	4,364.5	(752.8)	(17%	)
Gross margin (1)	239.9	227.2	12.7	6%		745.1	689.3	55.8	8%
Operating expenses	78.3	76.5	1.8	2%		227.1	214.1	13.0	6%
Operating margin (2)	161.6	150.7	10.9	7%		518.0	475.2	42.8	9%
Depreciation and amortization expenses	47.9	45.0	2.9	6%		142.1	132.2	9.9	7%
General and administrative expenses	33.5	33.7	(0.2)	(1%	)	100.0	98.6	1.4	1%
Other operating (income) expense	18.9	(0.3)	19.2	nm		18.8	(0.4)	19.2	nm
Income from operations	61.3	72.3	(11.0)	(15%	)	257.1	244.8	12.3	5%
Interest expense, net	(29.0)	(25.7)	(3.3)	13%		(87.8)	(80.4)	(7.4)	9%
Equity earnings (loss)	(2.2)	2.2	(4.4)	(200%	)	(0.3)	5.2	(5.5)	(106%	)
Loss on mark-to-market derivative instruments	-	(1.8)	1.8	100%		-	(5.0)	5.0	100%
Other	(1.1)	(0.6)	(0.5)	(83%	)	(1.6)	(0.8)	(0.8)	(100%	)
Income tax expense	(0.9)	(1.5)	0.6	40%		(2.7)	(5.2)	2.5	48%
Net income	28.1	44.9	(16.8)	(37%	)	164.7	158.6	6.1	4%
Less: Net income attributable to noncontrolling interests	3.9	9.0	(5.1)	(57%	)	23.5	29.6	(6.1)	(21%	)
Net income attributable to Targa Resources Partners LP	$24.2	$35.9	$(11.7)	(33%	)	$141.2	$129.0	$12.2	9%
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$116.2	$107.3	$8.9	8%		$384.4	$344.6	$39.8	12%
Distributable cash flow (4)	77.2	65.4	11.8	18%		267.6	229.5	38.1	17%
Operating data:
Plant natural gas inlet, MMcf/d (5)(6)	1,968.6	2,087.0	(118.4)	(6%	)	2,094.3	2,152.8	(58.5)	(3%	)
Gross NGL production, MBbl/d	123.4	121.4	2.0	2%		126.6	122.2	4.4	4%
Natural gas sales, BBtu/d (6)	981.8	799.7	182.1	23%		924.4	746.6	177.8	24%
NGL sales, MBbl/d	282.0	258.9	23.1	9%		277.1	265.1	12.0	5%
Condensate sales, MBbl/d	3.6	3.2	0.4	13%		3.5	3.2	0.3	9%
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

(3)
Adjusted EBITDA is net income before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and asset disposals, and non-cash risk management activities related to derivative instruments. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”

(4)
Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash losses (gains) on mark-to-market derivative contracts, debt repurchases and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs). This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”

(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on commodities ($579.8 million), partially offset by higher commodity sales volumes ($190.4 million), petroleum product revenues ($52.7 million), and higher fee-based and other revenues ($16.9 million).

The increase in operating margin reflects a higher gross margin, partially offset by higher operating expenses. The increase in gross margin resulted from higher volumes and fee revenues more than offset by lower realized sales prices and lower product purchase costs due to the weaker commodity price environment. The increase in our operating costs was primarily due to our expansion and acquisition activities. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of new assets placed in service as well as assets associated with business acquisitions.

General and administrative expenses were flat.

Other operating (income) expense reflects a $15.4 million loss due to a write-off of our investment in the Yscloskey joint interest processing plant in Southeastern Louisiana. Following Hurricane Isaac, the joint venture owners elected not to restart the plant. Additionally, other operating (income) expense includes $3.3 million in costs associated with the clean-up and repairs necessitated by Hurricane Isaac at our Coastal Straddle plants.

The increase in interest expense was the result of higher borrowings ($4.7 million) and higher effective interest rate ($1.7 million), offset by higher capitalized interest ($3.1 million) attributable to our expansion capital expenditures.

Operations at our non-operated equity investment, Gulf Coast Fractionators (“GCF”), continued to be impacted by the planned shutdown of operations that started during the second quarter and was completed in the third quarter associated with GCF’s 43 MBbl/d capacity expansion. The facility’s operations were also hampered by start-up issues associated with the expansion. This resulted in a loss for the quarter from this equity investment.

The mark-to-market loss in 2011 was attributable to interest rate swaps that were de-designated during the second quarter of that year. Consequently, we discontinued hedge accounting on those swaps, so changes in fair value and cash settlements were recorded as mark-to-market loss. We terminated all of our interest rate swaps in September 2011.

The decrease in net income attributable to noncontrolling interests reflects the impact of the weaker price environment on Versado and Venice, as well as the disruption of operations at Venice due to Hurricane Isaac.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on commodities ($1,318.2 million), partially offset by higher commodity sales volumes ($409.9 million), petroleum product revenues ($152.5 million), and higher fee-based and other revenues ($58.8 million).

The increase in operating margin reflects a higher gross margin, partially offset by higher operating expenses. The increase in gross margin resulted from higher volumes and fee revenues more than offset by lower realized sales prices and lower product purchase costs due to the weaker commodity price environment. The increase in our operating costs was primarily due to our expansion and acquisition activities. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of new assets placed in service as well as assets associated with business acquisitions.

General and administrative expenses were flat.

Other operating (income) expense relates to the Yscloskey plant closure and Hurricane Isaac repair costs as discussed above.

The increase in interest expense was the result of higher borrowings ($8.6 million) and higher effective interest rate ($5.2 million), offset by higher capitalized interest ($6.4 million) attributable to our expansion capital expenditures.

Operations at our non-operated equity investment, Gulf Coast Fractionators, variance is explained above. This resulted in a loss for 2012 from this equity investment.

Mark-to-market loss variance is explained above.

The decrease in net income attributable to noncontrolling interests reflects the impact of the weaker price environment on Versado and Venice, as well as the disruption of operations at Venice due to Hurricane Isaac.

Results of Operations—By Reportable Segment

Our operating margin by reportable segment is:

	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Three Months Ended:	(In millions)
September 30, 2012	$53.8	$18.0	$50.4	$25.4	$14.0	$-	$161.6
September 30, 2011	71.8	39.8	30.1	19.7	(10.8)	0.1	150.7
Nine Months Ended:
September 30, 2012	180.6	92.3	139.2	77.8	28.1	-	518.0
September 30, 2011	213.0	121.8	85.9	82.8	(28.4)	0.1	475.2

Natural Gas Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$84.0	$102.4	$(18.4)	(18%	)	$271.2	$299.3	$(28.1)	(9%	)
Operating expenses	30.2	30.6	(0.4)	(1%	)	90.6	86.3	4.3	5%
Operating margin	$53.8	$71.8	$(18.0)	(25%	)	$180.6	$213.0	$(32.4)	(15%	)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	154.6	139.6	15.0	11%		143.7	131.6	12.1	9%
SAOU	126.0	114.3	11.7	10%		121.1	110.0	11.1	10%
North Texas System	246.5	210.7	35.8	17%		237.9	197.4	40.5	21%
Versado	159.2	163.6	(4.4)	(3%	)	166.3	165.4	0.9	1%
	686.3	628.2	58.1	9%		669.0	604.4	64.6	11%
Gross NGL production, MBbl/d
Sand Hills	17.8	16.6	1.2	7%		16.8	15.5	1.3	8%
SAOU	19.5	17.8	1.7	10%		18.8	17.1	1.7	10%
North Texas System	26.6	22.9	3.7	16%		26.1	22.2	3.9	18%
Versado	19.0	17.8	1.2	7%		19.3	18.3	1.0	5%
	82.9	75.1	7.8	10%		81.0	73.1	7.9	11%
Natural gas sales, BBtu/d (3)	333.5	295.8	37.7	13%		319.9	281.2	38.7	14%
NGL sales, MBbl/d	68.7	60.2	8.5	14%		67.1	58.9	8.2	14%
Condensate sales, MBbl/d	3.4	3.0	0.4	13%		3.3	2.9	0.4	14%
Average realized prices (4):
Natural gas, $/MMBtu	2.59	4.03	(1.44)	(36%	)	2.40	3.96	(1.57)	(40%	)
NGL, $/gal	0.79	1.29	(0.50)	(39%	)	0.90	1.22	(0.31)	(26%	)
Condensate, $/Bbl	86.82	85.99	0.83	1%		90.40	91.99	(1.59)	(2%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The decrease in gross margin was primarily due to lower natural gas and NGL sales prices, partially offset by higher throughput volumes. The increase in plant inlet volumes was largely attributable to new well connects, particularly at North Texas, Sand Hills and SAOU.

Operating expenses were relatively flat as additional compression related expenses due to system expansions and higher system maintenance and repair costs were offset by lower costs at Versado due to operational issues that impacted 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The decrease in gross margin was primarily due to lower natural gas and NGL sales prices, partially offset by higher throughput volumes. The increase in plant inlet volumes was largely attributable to new well connects, particularly at North Texas, Sand Hills and SAOU, partially offset by pipeline curtailments and operational issues.

The increase in operating expenses was primarily due to additional compression related expenses due to system expansions and higher system maintenance and repair costs.

Coastal Gathering and Processing

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$31.7	$52.9	$(21.2)	(40%	)	$127.2	$156.6	$(29.4)	(19%	)
Operating expenses (1)	13.7	13.1	0.6	5%		34.9	34.8	0.1%
Operating margin	$18.0	$39.8	$(21.8)	(55%	)	$92.3	$121.8	$(29.5)	(24%	)
Operating statistics (2):
Plant natural gas inlet, MMcf/d (3),(4)
LOU (5)	324.5	170.7	153.8	90%		245.0	169.5	75.5	45%
Coastal Straddles	607.7	828.4	(220.7)	(27%	)	735.5	897.8	(162.3)	(18%	)
VESCO	350.0	459.7	(109.7)	(24%	)	444.8	481.0	(36.2)	(8%	)
	1,282.2	1,458.8	(176.6)	(12%	)	1,425.3	1,548.3	(123.0)	(8%	)
Gross NGL production, MBbl/d
LOU	8.9	7.7	1.2	16%		8.4	7.1	1.3	18%
Coastal Straddles	14.8	16.4	(1.6)	(10%	)	16.0	17.2	(1.2)	(7%	)
VESCO	16.9	22.2	(5.3)	(24%	)	21.1	24.8	(3.7)	(15%	)
	40.6	46.3	(5.7)	(12%	)	45.5	49.1	(3.6)	(7%	)
Natural gas sales, BBtu/d (4)	317.2	256.6	60.6	24%		304.8	261.0	43.8	17%
NGL sales, MBbl/d	38.4	41.6	(3.2)	(8%	)	42.1	43.0	(0.9)	(2%	)
Condensate sales, MBbl/d	0.2	0.2	-	-		0.2	0.3	(0.1)	(33%	)
Average realized prices (6):
Natural gas, $/MMBtu	2.87	4.21	(1.33)	(32%	)	2.59	4.24	(1.65)	(39%	)
NGL, $/gal	0.85	1.35	(0.50)	(37%	)	0.99	1.30	(0.30)	(23%	)
Condensate, $/Bbl	96.07	107.72	(11.65)	(11%	)	107.17	102.38	4.79	5%
__________
(1)
Costs associated with the clean-up and repair of Coastal Straddle plants resulting from the impact of Hurricane Isaac are reported as Other Operating Expenses and thus are not reflected in operating margin at the Coastal Gathering and Processing Segment level.

(2)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(5)	Includes operations from the Big Lake processing plant acquired July 2012.
(6)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The decrease in gross margin was primarily due to lower commodity sales prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes and the impact of Hurricane Isaac in August and September 2012 at the Coastal Straddle plants. The decrease was partially offset by an increase at LOU in supply volumes and the July 2012 acquisition of the Big Lake plant and gas purchased for processing at VESCO and Lowry. Natural gas sales volumes increased due to an increase in demand from industrial customers and increased sales to other reportable segments for resale.

The increase in operating expenses was primarily due to higher system maintenance and repair costs partially offset by lower utilities, power and catalysts costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The decrease in gross margin for year to date compared to 2011 was influenced by the factors described above for the three months. In addition, plant inlet volumes in the second quarter 2012 were impacted by planned operational outages at VESCO.

The impact of the Yscloskey plant is not material to the results of the Coastal Gathering and Processing Segment as it contributed approximately 2.7% of the Coastal Segment’s gross NGL production for 2012, which accounted for less than 1% of operating margin for the nine months.

Operating expenses were flat as higher system maintenance and repair costs were offset by lower utilities, power and catalysts costs and higher refunds of operating expenses after ownership adjustments at non-operated joint ventures.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$74.5	$57.5	$17.0	30%		$208.0	$157.0	$51.0	32%
Operating expenses	24.1	27.4	(3.3)	(12%	)	68.8	71.1	(2.3)	(3%	)
Operating margin	$50.4	$30.1	$20.3	67%		$139.2	$85.9	$53.3	62%
Operating statistics (1):
Fractionation volumes, MBbl/d	293.3	290.4	2.9	1%		299.4	260.1	39.3	15%
Treating volumes, MBbl/d (2)	24.8	23.3	1.5	6%		23.7	20.5	3.2	16%
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Includes the volumes related to the natural gasoline hydrotreater at the Mt. Belvieu facility.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Gross margin increased significantly due to higher treating, fractionation, terminaling and export activities. Gross margin improved due to higher treating volumes attributable to the benzene and depentanizer operations which started up in the first quarter 2012. Exporting and terminaling contributed to gross margin improvements as a result of substantially higher exports and the impact of the October 2011 Sound Terminal acquisition. Higher fractionation fees were partially offset by the impact of lower fuel prices which pass through to expenses.

Operating expenses decreased due to favorable system product gains and lower fuel costs (which have a corresponding impact on revenues), partially offset by an increase in operating costs associated with the October 2011 Sound Terminal acquisition.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The increase in gross margin was primarily due to higher fractionation and treating volumes, increased export and storage fees, and the impact of the 2011 petroleum logistics acquisitions. Higher fractionation volumes and fees were primarily attributable to the Cedar Bayou facility Train 3 expansion which came on line in mid-year 2011 (partially offset by the impact of lower fuel prices which pass through to expenses). Treating fees increased due to the operational startup of the benzene treating unit in the first quarter of 2012 and increased hydrotreating and depentanizer fees associated with increased volumes. Exporting and terminaling increased due to the same factors as described above.

The decrease in operating expenses was primarily due to favorable system product gains and lower fuel costs (which have a corresponding impact on revenues), partially offset by higher maintenance costs, increased operating costs due to greater hydrotreating and benzene unit run times, and the impact of a full nine months in 2012 of operating costs associated with petroleum logistics operations acquired in April and October of 2011.

Marketing and Distribution

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$35.4	$30.1	$5.3	18%		$106.2	$116.0	$(9.8)	(8%	)
Operating expenses	10.0	10.4	(0.4)	(4%	)	28.4	33.2	(4.8)	(14%	)
Operating margin	$25.4	$19.7	$5.7	29%		$77.8	$82.8	$(5.0)	(6%	)
Operating statistics (1):
Natural gas sales, BBtu/d	1,182.2	962.1	220.1	23%		1,100.9	829.1	271.8	33%
NGL sales, MBbl/d	289.4	264.5	24.9	9%		282.2	267.3	14.9	6%
Average realized prices:
Natural gas, $/MMBtu	2.80	4.10	(1.30)	(32%	)	2.54	4.15	(1.61)	(39%	)
NGL realized price, $/gal	0.88	1.32	(0.44)	(33%	)	1.00	1.32	(0.32)	(24%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The increase in gross margin was due to an increase in LPG export activity, favorable short-term wholesale propane marketing opportunities driven by regional supply conditions, and improved transportation opportunities. These favorable factors more than offset the effect of a weaker price environment. Export cargo volumes increased significantly and loading revenues increased compared to the same period last year.

Operating expenses were essentially flat due to increased truck operating costs offset by lower barge operating and maintenance costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The decrease in gross margin was primarily due to a weaker price environment in 2012, partially offset by increased LPG export activity. Export cargo volumes increased significantly and export loading revenues increased compared to the same period last year. As in 2011, gross margin benefited from receipt of a contract settlement payment related to a multi-year contract propane exchange agreement ($3.8 million received year to date 2012 versus $7.5 million in 2011). The contract, as restructured, may result in the receipt of future payments in the fourth quarter and over the remaining term of the contract.

Operating expenses decreased due to significantly lower barge activity in 2012 compared to 2011, partially offset by increased truck operating costs.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Gross margin	$14.0	$(10.8)	$24.8	$28.1	$(28.4)	$56.5
Operating margin	$14.0	$(10.8)	$24.8	$28.1	$(28.4)	$56.5

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

The following table provides a breakdown of our hedge revenue by product:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Natural gas	$8.0	$6.4	$1.6	$26.9	$14.2	$12.7
NGL	6.0	(15.8)	21.8	3.5	(38.0)	41.5
Crude oil	-	(1.4)	1.4	(2.3)	(4.6)	2.3
	$14.0	$(10.8)	$24.8	$28.1	$(28.4)	$56.5

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

Our main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under our TRP Revolver, the issuance of additional common units and access to debt markets. The capital markets continue to experience volatility. Many financial institutions have had liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets. We continually monitor our liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders in our credit facility.

Subsequent Events

While interest rates and spreads can be volatile, absolute interest rates are low on a historical basis. In October 2012, we refinanced our Senior Secured Revolving Credit Facility, resulting in lowered funded borrowing costs, a reduction in commitment fees and an extended maturity.

Amended Credit Agreement

On October 3, 2012, we entered into a Second Amended and Restated Credit Agreement that amends and replaces our existing variable rate Senior Secured Credit Facility due July 2015 (the “Previous Revolver”) to provide a variable rate Senior Secured Credit Facility due October 3, 2017 (the “TRP Revolver”). The TRP Revolver increases available commitments to $1.2 billion from $1.1 billion and allows us to request up to an additional $300.0 million in commitment increases.

Senior Unsecured Notes

On October 19, 2012, we issued a call notice for full redemption of our 8¼% Notes, at a redemption price of 104.125% plus accrued interest through the redemption date of November 19, 2012. As of September 30, 2012, the outstanding balance on the 8¼% Notes was $209.1 million. The redemption will result in a premium paid on the redemption of $8.6 million and a write-off of $2.6 million of unamortized debt issue costs. The 8¼% Notes will be redeemed on November 19, 2012.

On October 25, 2012, we privately placed $400.0 million in aggregate principal amount 5¼% Notes at 99.5% of par value. The 5¼% Notes resulted in approximately $398.0 million of gross proceeds ($393.5 million of net proceeds), which will be used to redeem our 8¼% Notes, reduce borrowings under the TRP Revolver and for general partnership purposes.

As adjusted for the October 2012 Amended and Restated Credit Agreement, our liquidity as of September 30, 2012 consisted of the following:

September 30, 2012
(In millions)
Cash on hand	$88.9
Total availability under the Partnership's credit facility	1,200.0
Less: Outstanding borrowings under the Partnership's credit facility	(280.0)
Less: Outstanding letters of credit outstanding under the Partnership's credit facility	(47.4)
Total liquidity	$961.5

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

We also have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”). In August 2012, we entered into an EDA with Citibank pursuant to which we may sell, at our option, up to an aggregate of $100 million of our common units through Citibank, as sales agent. Settlement for sales of common units will occur on the third business day following the date on which any sales were made in return for payment of the net proceeds to us.  During the quarter ended September 30, 2012, there were no sales of common units pursuant to this program. The 2012 Shelf expires in August 2015.

Risk Management

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

Our risk management position has moved from a net liability position of $5.0 million at December 31, 2011 to a net asset position of $31.6 million at September 30, 2012. Aggregate forward prices for commodities are below the fixed prices we currently expect to receive on those derivative contracts, creating a net asset position. Consequently, our expected future receipts on derivative contracts are greater than our expected future payments. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

Working Capital

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

For the nine months ended September 30, 2012, our working capital increased by $79.8 million primarily due to higher cash balances ($33.3 million) and an increase in the net current portion of our derivative contracts ($27.6 million).

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

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
	2012	2011	2012 vs. 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$315.5	$191.3	$124.2	65%
Investing activities	(403.5)	(387.2)	(16.3)	4%
Financing activities	121.3	188.5	(67.2)	(36%	)

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	Nine Months Ended September 30,
	2012	2011	2012 vs. 2011
Cash flows from operating activities:	(in millions)
Cash received from customers	$4,502.0	$5,005.9	$(503.9)
Cash received from (paid to) derivative counterparties	32.7	(47.7)	80.4
Cash outlays for:
Product purchases	(3,808.2)	(4,379.5)	571.3
Operating expenses	(218.8)	(211.3)	(7.5)
General and administrative expenses	(110.5)	(97.3)	(13.2)
Cash distributions from equity investment	-	3.7	(3.7)
Interest paid, net of amounts capitalized (1)	(80.4)	(79.5)	(0.9)
Income taxes paid	(2.1)	(2.3)	0.2
Other cash payments	0.8	(0.7)	1.5
Net cash provided by operating activities	$315.5	$191.3	$124.2
________
(1)	Net of capitalized interest paid of $8.5 million and $2.1 million included in investing activities for the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, lower aggregate commodity prices were the primary factor in the changes in cash from customers, cash from derivative contracts, cash paid for purchases and lower variable fuel components of our operating costs compared to the same period in 2011. During the nine months ended September 30, 2012, our derivative settlements were a net cash inflow, as opposed to a net outflow for the same period in 2011. The change in cash paid to derivative counterparties reflects lower aggregate commodity prices compared to the higher aggregate fixed prices we receive on those derivative contracts.

Cash Flow from Investing Activities

The increase in net cash used in investing activities was primarily due to an increase in outlays for property, plant and equipment driven by current capital expansion projects, offset by a reduction in amounts paid for business acquisitions and lower maintenance capital.

Cash Flow from Financing Activities

The decrease in net cash provided by financing activities was driven by distributions and changes in equity offerings and financing activities. Distributions to our unitholders increased for the nine months ended September 30, 2012 compared to the same period in 2011, while the sum of proceeds from public offerings, issuance of senior notes and net activity under our credit facility decreased.

Our primary financing activities that occurred during the nine months ended September 30, 2012 were:

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of September 30, 2012, such annual minimum amounts would have been approximately $105.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in November 2012 for the third quarter of 2012 is $0.6425 per limited partner unit.

The following table details the distributions declared and/or paid during the first nine months of 2012:

		Distributions
Three Months Ended			General Partner			Distributions per limited partner unit
	Date Paid or to be Paid	Limited Partners Common	Incentive	2%	Total
		(In millions, except per unit amounts)
September 30, 2012	November 14, 2012	$59.1	$16.1	$1.5	$76.7	$0.6625
June 30, 2012	August 14, 2012	57.3	14.4	1.5	73.2	0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	0.6025

Capital Requirements

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Gross additions to property, plant and equipment	$399.8	$242.1
Change in accruals	(9.2)	(1.7)
Cash expenditures	$390.6	$240.4

We categorize capital expenditures as either: (i) expansion expenditures or (ii) maintenance expenditures. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the gas supply and service capability of our existing assets including the replacement of system components and equipment which is worn, obsolete or completing its useful life, and expenditures to remain in compliance with environmental laws and regulations.

	Nine Months Ended September 30,
	2012	2011
Capital expenditures:	(In millions)
Business acquisitions	$25.8	$164.2
Expansion	326.0	155.9
Maintenance	48.0	57.2
	$399.8	$377.3

We estimate that our total capital expenditures for 2012 will be approximately $680 million gross. This amount includes approximately $600 million related to expansions and business acquisitions. Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under the Revolver, and proceeds from the issuance of additional common units and debt offerings.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to these policies and estimates during the nine months ended September 30, 2012.

Updates to our significant accounting policies can be found in Note 3 of our Consolidated Financial Statements in this Quarterly Report.

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

The primary purpose of the commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in our operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2012, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent of proceeds processing arrangements by entering into derivative instruments, including swaps and purchased puts (or floors) and calls (caps). The percentages of expected equity volumes that are hedged decrease over time. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGL and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented we have entered into hedging arrangements for a portion of our forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During the three months ended September 30, 2012 and 2011, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $14.0 million and $(10.8) million. During the nine months ended September 30, 2012 and 2011, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $28.1 million and $(28.4) million.

As of September 30, 2012, we had the following hedge arrangements which will settle during the years ending December 31, 2012 through 2015:

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2012	2013	2014	2015	Fair Value
							(in millions)
Swap	IF-WAHA	6.61	14,850	-	-	-	$4.7
Swap	IF-WAHA	4.68	-	10,730	-	-	3.6
Swap	IF-WAHA	3.53	-	-	7,000	-	(1.4)
Swap	IF-WAHA	3.53	-	-	-	1,750	(0.5)
Total Swaps			14,850	10,730	7,000	1,750
Swap	IF-PB	4.98	10,200	-	-	-	1.7
Swap	IF-PB	4.69	-	10,084	-	-	3.6
Swap	IF-PB	3.49	-	-	6,000	-	(1.2)
Swap	IF-PB	3.49	-	-	-	1,500	(0.4)
Total Swaps			10,200	10,084	6,000	1,500
Swap	IF-NGPL MC	6.03	6,740	-	-	-	1.8
Swap	IF-NGPL MC	4.17	-	5,275	-	-	0.9
Swap	IF-NGPL MC	3.45	-	-	5,000	-	(1.0)
Swap	IF-NGPL MC	3.46	-	-	-	1,250	(0.3)
Total Swaps			6,740	5,275	5,000	1,250
Total Sales			31,790	26,089	18,000	4,500
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities Through October 2013						0.3
							$11.8

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2012	2013	2014	Fair Value
						(in millions)
Swap	OPIS-MB	0.95	9,361	-	-	$5.2
Swap	OPIS-MB	1.05	-	5,650	-	11.0
Swap	OPIS-MB	1.21	-	-	1,000	3.9
Total Swaps			9,361	5,650	1,000
Put (propane)	OPIS-MB	1.43	294	-	-	0.6
Total Sales			9,655	5,650	1,000

Call (ethane) (1)	OPIS-MB	0.59	2,000			-
						$20.7

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2012	2013	2014	Fair Value
						(in millions)
Swap	NY-WTI	91.37	1,660	-	-	$(0.2)
Swap	NY-WTI	93.34	-	1,795	-	(0.3)
Swap	NY-WTI	90.03	-	-	700	(0.4)
Total Sales			1,660	1,795	700
						$(0.9)
________
(1)	Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

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

Interest Rate Risk. We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our Revolver. Depending primarily on the level of our variable rate debt, we have historically and may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on our cash flows. To the extent that interest rates increase, interest expense for our Revolver will also increase. As of September 30, 2012, we had $280.0 million in variable rate borrowings under our Revolver. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.8 million.

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

As of September 30, 2012, affiliates of Wells Fargo Bank N.A. (“Wells Fargo”), Barclays PLC (“Barclays”),  Natixis and Credit Suisse Group AG (“Credit Suisse”) accounted for 24%, 20%, 15% and 11% of our counterparty credit exposure related to commodity derivative instruments. Wells Fargo, Barclays, Natixis and Credit Suisse are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 10 – Commitments and Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

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

4.1
Indenture dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 25, 2012 (File No. 001-33303)).

4.2
Registration Rights Agreement dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 25, 2012 (File No. 001-33303)).

10.1
Second Amended and Restated Credit Agreement, dated October 3, 2012, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 9, 2012 (File No. 001-33303)).

10.2
Purchase Agreement dated as of October 22, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 25, 2012 (File No. 001-33303)).

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

Targa Resources Partners LP.
(Registrant)

By:               Targa Resources GP LLC,
 its general partner

Date: November 1, 2012                                                            By:               /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)