Form 10-Q
period 2013-09-30
Targa Resources Partners LP
filed 2013-11-05
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 28, 2013, there were 108,458,496 common units and 2,213,440 general partner units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II – Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offer Rate
NYSE	New York Stock Exchange

Price Index Definitions
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$74.1	$68.0
Trade receivables, net of allowances of $0.9 million and $0.7 million	498.5	514.9
Inventories	201.7	99.4
Assets from risk management activities	10.9	29.3
Other current assets	3.5	3.3
Total current assets	788.7	714.9
Property, plant and equipment	5,447.2	4,701.2
Accumulated depreciation	(1,342.4)	(1,168.0)
Property, plant and equipment, net	4,104.8	3,533.2
Other intangible assets, net	660.3	680.8
Long-term assets from risk management activities	3.9	5.1
Investment in unconsolidated affiliate	51.2	53.1
Other long-term assets	39.1	38.6
Total assets	$5,648.0	$5,025.7

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$650.3	$639.8
Accounts payable to Targa Resources Corp.	46.9	61.4
Liabilities from risk management activities	5.5	7.4
Total current liabilities	702.7	708.6
Long-term debt	2,797.9	2,393.3
Long-term liabilities from risk management activities	1.6	4.8
Deferred income taxes	12.0	11.2
Other long-term liabilities	51.8	47.7

Commitments and contingencies (see Note 12)

Owners' equity:
Common unitholders (108,458,496 and 100,095,989 units issued and outstanding as of September 30, 2013 and December 31, 2012)	1,862.7	1,649.5
General partner (2,213,440 and 2,042,776 units issued and outstanding as of September 30, 2013 and December 31, 2012)	56.8	45.3
Receivables from unit offerings	(5.1)	-
Accumulated other comprehensive income	4.7	14.8
	1,919.1	1,709.6
Noncontrolling interests in subsidiaries	162.9	150.5
Total owners' equity	2,082.0	1,860.1
Total liabilities and owners' equity	$5,648.0	$5,025.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions, except per unit amounts)
Revenues	$1,556.9	$1,392.9	$4,396.4	$4,356.8
Costs and expenses:
Product purchases	1,259.8	1,153.0	3,573.8	3,611.7
Operating expenses	97.6	78.3	279.7	227.1
Depreciation and amortization expenses	68.9	47.9	198.5	142.1
General and administrative expenses	35.4	33.5	105.7	100.0
Other operating expense	4.2	18.9	8.3	18.8
Income from operations	91.0	61.3	230.4	257.1
Other income (expense):
Interest expense, net	(32.6)	(29.0)	(95.6)	(87.8)
Equity earnings (loss)	5.6	(2.2)	10.1	(0.3)
Loss on debt redemption	(7.4)	-	(14.7)	-
Other	9.1	(1.1)	15.3	(1.6)
Income before income taxes	65.7	29.0	145.5	167.4
Income tax expense:
Current	(0.7)	(0.5)	(1.7)	(1.5)
Deferred	-	(0.4)	(0.8)	(1.2)
	(0.7)	(0.9)	(2.5)	(2.7)
Net income	65.0	28.1	143.0	164.7
Less: Net income attributable to noncontrolling interests	5.3	3.9	18.1	23.5
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2

Net income attributable to general partner	28.1	16.7	$76.1	$46.2
Net income attributable to limited partners	31.6	7.5	48.8	95.0
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2

Net income per limited partner unit - basic	$0.30	$0.08	$0.47	$1.07
Net income per limited partner unit - diluted	$0.30	$0.08	$0.47	$1.07
Weighted average limited partner units outstanding - basic	106.7	89.2	104.2	88.8
Weighted average limited partner units outstanding - diluted	107.0	89.3	104.4	88.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2013			2012
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax
			(Unaudited)
			(In millions)
Net income			$65.0			$28.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(11.4)	$-	(11.4)	$(22.5)	$0.2	(22.3)
Settlements reclassified to revenues	(4.5)	-	(4.5)	(14.8)	0.2	(14.6)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.5	-	1.5	1.9	-	1.9
Other comprehensive income (loss)	$(14.4)	$-	(14.4)	$(35.4)	$0.4	(35.0)
Comprehensive income (loss)			50.6			(6.9)
Less: Comprehensive income attributable to noncontrolling interests			5.3			3.9
Comprehensive income (loss) attributable to Targa Resources Partners LP			$45.3			$(10.8)

	Nine Months Ended September 30,
	2013			2012
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income			$143.0			$164.7
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$2.3	$-	2.3	$70.4	$-	70.4
Settlements reclassified to revenues	(17.1)	-	(17.1)	(30.0)	-	(30.0)
Interest rate swaps:
Settlements reclassified to interest expense, net	4.7	-	4.7	6.1	-	6.1
Other comprehensive income (loss)	$(10.1)	$-	(10.1)	$46.5	$-	46.5
Comprehensive income			132.9			211.2
Less: Comprehensive income attributable to noncontrolling interests			18.1			23.5
Comprehensive income attributable to Targa Resources Partners LP			$114.8			$187.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

	Limited Partner		General Partner		Receivables From Unit	Accumulated Other Comprehensive	Non- controlling
	Units	Amount	Units	Amount	Offerings	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance December 31, 2012	100,096	$1,649.5	2,043	$45.3	$-	$14.8	$150.5	$1,860.1
Compensation on equity grants	13	4.4	-	-	-	-	-	4.4
Accrual of distribution equivalent rights	-	(1.1)	-	-	-	-	-	(1.1)
Equity offerings	8,349	377.4	170	7.9	(5.1)	-	-	380.2
Distributions to noncontrolling interests	-	-	-	-	-	-	(9.9)	(9.9)
Contributions from noncontrolling interests	-	-	-	-	-	-	4.2	4.2
Other comprehensive loss	-	-	-	-	-	(10.1)	-	(10.1)
Net income	-	48.8	-	76.1	-	-	18.1	143.0
Distributions	-	(216.3)	-	(72.5)	-	-	-	(288.8)
Balance September 30, 2013	108,458	$1,862.7	2,213	$56.8	$(5.1)	$4.7	$162.9	$2,082.0

Balance December 31, 2011	84,756	$1,221.2	1,730	$27.2	$-	$(25.6)	$138.9	$1,361.7
Compensation on equity grants	10	2.6	-	-	-	-	-	2.6
Accrual of distribution equivalent rights	-	(0.4)	-	-	-	-	-	(0.4)
Equity offerings	4,405	164.9	90	3.4	-	-	-	168.3
Contributions from Targa Resources Corp.	-	0.8	-	0.1	-	-	-	0.9
Distributions to noncontrolling interests	-	(1.1)	-	-	-	-	(18.6)	(19.7)
Contributions from noncontrolling interests	-	-	-	-	-	-	3.2	3.2
Other comprehensive income	-	-	-	-	-	46.5	-	46.5
Net income	-	95.0	-	46.2	-	-	23.5	164.7
Distributions	-	(166.5)	-	(42.4)	-	-	-	(208.9)
Balance September 30, 2012	89,171	$1,316.5	1,820	$34.5	$-	$20.9	$147.0	$1,518.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$143.0	$164.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	11.8	13.6
Compensation on equity grants	4.4	2.6
Depreciation and amortization expense	198.5	142.1
Accretion of asset retirement obligations	3.0	2.9
Deferred income tax expense	0.8	1.2
Equity (earnings) loss, net of distributions	-	0.3
Risk management activities	(0.2)	3.8
Loss (gain) on sale or disposition of assets	3.1	15.5
Loss on debt redemption	14.7	-
Changes in operating assets and liabilities:
Receivables and other assets	16.9	161.2
Commodity inventories	(110.3)	4.9
Accounts payable and other liabilities	(9.4)	(197.3)
Net cash provided by operating activities	276.3	315.5
Cash flows from investing activities
Outlays for property, plant and equipment	(708.2)	(364.8)
Business acquisition, net of cash acquired	-	(25.8)
Purchase of materials and supplies	(35.3)	-
Investment in unconsolidated affiliate	-	(16.8)
Return of capital from unconsolidated affiliate	1.9	2.3
Other, net	4.0	1.6
Net cash used in investing activities	(737.6)	(403.5)
Cash flows from financing activities
Borrowings under credit facility	1,118.0	720.0
Repayments of credit facility	(1,338.0)	(938.0)
Issuance of senior notes	625.0	400.0
Borrowings from accounts receivable securitization facility	261.6	-
Repayments of accounts receivable securitization facility	(93.6)	-
Redemption of senior notes	(183.2)	-
Costs incurred in connection with financing arrangements	(13.6)	(10.0)
Equity offerings	385.7	173.8
Distributions	(288.8)	(208.9)
Contributions from parent	-	0.9
Contributions from noncontrolling interests	4.2	3.2
Distributions to noncontrolling interests	(9.9)	(19.7)
Net cash provided by financing activities	467.4	121.3
Net change in cash and cash equivalents	6.1	33.3
Cash and cash equivalents, beginning of period	68.0	55.6
Cash and cash equivalents, end of period	$74.1	$88.9

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa. As of September 30, 2013, Targa owned a 13.7% interest in us in the form of 2,213,440 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC also owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter.

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Significant updates or revisions to these policies during the nine months ended September 30, 2013 are shown below.

Accounts Receivable Securitization Facility

Proceeds from the sale or contribution of certain receivables under our Accounts Receivable Securitization Facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Such borrowings are reflected as long-term debt on our balance sheets to the extent that we have the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our statements of cash flows.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. We currently present our derivative assets and liabilities on a gross basis on our statement of financial position. The amendments require disclosure of both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We have provided these additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 10.

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of September 30, 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $9.1 million for third quarter 2013 and $15.3 million year-to-date 2013. The elimination of the contingent liability reflects management’s updated assessment, with only nine months remaining on the contingency period, that we will not meet the stipulated volumetric thresholds.

Our Annual Report on Form 10-K included pro-forma information for the year ended 2012 regarding the Badlands acquisition. The following table presents updated 2012 pro forma information to reflect the effects of our 2013 policy decisions regarding depreciation and amortization of acquired properties and intangible assets, as described below. The following table also presents quarterly unaudited pro forma information for the three and nine months ended September 30, 2012 for comparative purposes in this quarterly report.

	Year Ended December 31, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	As reported in 10-K	Pro forma	Pro forma	Pro forma
	(In millions, except per unit amounts)
Revenues	$5,883.6	$5,907.8	$1,400.7	$4,372.4
Net income	203.2	157.4	17.4	125.0
Net income attributable to limited partners	107.9	63.1	(2.9)	56.2

Net income (loss) per limited partner unit - Basic and diluted	$1.20	$0.63	$(0.03)	$0.56

We applied the same assumptions used in preparing the year-end pro forma schedules reported in our Annual Report on Form 10-K except for the following adjustments to conform to our current accounting policies:

•	depreciation expense associated with the fair value adjustments to property, plant and equipment using the straight-line method over a useful life of 15-20 years. The pro forma information included in our 2012 Form 10-K utilized a 30 year useful life;

•	amortization expense associated with the fair value adjustments to definite-lived intangibles in a manner that follows the expected pattern of services provided to customers, over a useful life of 20 years. The pro forma information included in our 2012 Form 10-K utilized a straight-line method over a 30 year life; and

•	adjustment to pro forma revenues to report purchases and sales on a net, rather than gross, basis for certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal.

Note 5 — Inventories

The components of inventories consisted of the following:

	September 30, 2013	December 31, 2012
Commodities	$163.3	$82.3
Materials and supplies	38.4	17.1
	$201.7	$99.4

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2013	December 31, 2012	Estimated useful lives (In Years)
Gathering systems	$2,119.7	$1,975.3	5 to 20
Processing and fractionation facilities	1,528.4	1,251.6	5 to 25
Terminaling and storage facilities	691.5	462.0	5 to 25
Transportation assets	292.6	292.5	10 to 25
Other property, plant and equipment	109.2	84.6	3 to 25
Land	88.7	87.1	-
Construction in progress	617.1	548.1	-
Property, plant and equipment	$5,447.2	$4,701.2
Accumulated depreciation	(1,342.4)	(1,168.0)
Property, plant and equipment, net	$4,104.8	$3,533.2

Intangible assets	$681.8	$681.9	20
Accumulated amortization	(21.5)	(1.1)
Intangible assets, net	$660.3	$680.8

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

Note 7 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Commodities	$450.9	$416.8
Other goods and services	133.6	153.4
Interest	42.2	39.4
Other	23.6	30.2
	$650.3	$639.8

Note 8 — Debt Obligations

	September 30, 2013	December 31, 2012
Senior secured revolving credit facility, variable rate, due October 2017 (1)	$400.0	$620.0
Senior unsecured notes, 11¼% fixed rate, due July 2017 (2)	-	72.7
Unamortized discount	-	(2.5)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(28.7)	(30.5)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	400.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	-
Accounts receivable securitization facility, due January 2014 (3)	168.0	-
Total long-term debt	$2,797.9	$2,393.3

Letters of credit outstanding	$50.0	$45.3

(1)	As of September 30, 2013, availability under our $1.2 billion senior secured revolving credit facility was $750.0 million.
(2)	The outstanding balance of the 11¼% Notes was redeemed on July 15, 2013. See “Senior Notes Repayments and Redemptions” below.
(3)	All amounts outstanding under the Securitization Facility are reflected as long-term debt in our balance sheet because we have the ability and intent to fund the Securitization Facility’s borrowing with availability under the TRP Revolver.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2013:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	1.9% - 4.5%	2.3%
Accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of September 30, 2013, we were in compliance with the covenants contained in our various debt agreements.

Accounts Receivable Securitization Facility

In January 2013, we entered into the Securitization Facility to provide up to $200 million of borrowing capacity at commercial paper or LIBOR market index rates plus a margin through January 2014. Under this Securitization Facility, one of our consolidated subsidiaries (Targa Liquids Marketing and Trade LLC or “TLMT”) sells or contributes receivables, without recourse, to another of our consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Eligible TRLLC receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us.

April 2013 Shelf

In April 2013, we filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

July 2013 Shelf

In July 2013, we filed with the SEC a universal shelf registration statement that allows us to issue up to an aggregate of $800 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expires in August 2016. See Note 9 for equity issuances under the July 2013 Shelf.

4¼% Senior Notes due 2023 (“4¼% Notes”)

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

Senior Notes Repayments and Redemptions

In June 2013, we paid $106.4 million plus accrued interest, which included a premium of $6.4 million, to redeem $100 million of the outstanding 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The redemption resulted in a $7.4 million loss on debt redemption, including the write-off of $1.0 million of unamortized debt issue costs.

In July 2013, we paid $76.8 million plus accrued interest, which included a premium of $4.1 million, per the terms of the note agreement to redeem the outstanding balance of the 11¼% Senior Notes due 2017 (the “11¼% Notes”). The redemption resulted in a $7.4 million loss on debt redemption in the third quarter 2013, including the write-off of $1.0 million of unamortized debt issue costs.

Note 9 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2012, we filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”). The 2012 Shelf expires in August 2015.

In August 2012, we entered into an Equity Distribution Agreement (“2012 EDA”) with Citigroup Global Markets Inc. (“Citigroup”) pursuant to which we may sell, at our option, up to an aggregate of $100 million of our common units through Citibank, as sales agent, under the 2012 Shelf. Settlement for sales of common units occurs on the third business day following the date on which any sales were made. During the nine months ended September 30, 2013, we issued 2,420,046 common units under the 2012 EDA, receiving net proceeds of $94.8 million. Targa contributed $2.0 million to us to maintain its 2% general partner interest.

In March 2013, we entered into a second Equity Distribution Agreement under the 2012 Shelf (“March 2013 EDA”) with Citigroup, Deutsche Bank Securities Inc. (“Deutsche Bank”), Raymond James & Associates, Inc. (“Raymond James”) and UBS Securities LLC (“UBS”), as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $200 million of our common units. During the nine months ended September 30, 2013, we issued 4,204,751 common units receiving net proceeds of $197.5 million. During the nine months ended September 30, 2013, Targa contributed $4.1 million to maintain its 2% general partner interest.

In August 2013, we entered into an Equity Distribution Agreement under the July 2013 Shelf (“August 2013 EDA”) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $400 million of our common units. During the third quarter of 2013, we issued 1,724,930 common units under the August 2013 EDA, receiving net proceeds of $85.1 million, of which $3.3 million was received in October 2013 and reported as a receivable in Owner’s Equity. Targa contributed $1.8 million to us to maintain its 2% general partner interest, which was settled in October and reported as a receivable in Owner’s Equity.

Distributions

In accordance with the partnership agreement, we must distribute all of our available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by us for the nine months ended September 30, 2013.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per limited partner unit
		Common	Incentive	2%	Total
		(In millions, except per unit amounts)

September 30, 2013	November 14, 2013	$79.4	$26.9	$2.2	$108.5	$0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	0.6975
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	0.6800

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

At September 30, 2013, the notional volumes of our commodity hedges for equity volumes were:

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

The following schedules reflect the fair values of our derivative instruments and their location in our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2013		Fair Value as of December 31, 2012
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$10.8	$5.4	$29.2	$7.2
	Long-term	3.9	1.6	5.1	4.8
Total derivatives designated as hedging instruments		$14.7	$7.0	$34.3	$12.0

Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.1	$0.1	$0.1	$0.2
Total derivatives not designated as hedging instruments		$0.1	$0.1	$0.1	$0.2

Total current position		$10.9	$5.5	$29.3	$7.4
Total long-term position		3.9	1.6	5.1	4.8
Total derivatives		$14.8	$7.1	$34.4	$12.2

The pro forma impact of reporting derivatives in the Consolidated Balance Sheet is as follows:

	Gross Presentation		Pro forma Net Presentation

September 30, 2013	Asset Position	Liability Position	Asset Position	Liability Position
Current position
Counterparties with offsetting position	$10.3	$3.8	$6.5	$-
Counterparties without offsetting position - assets	0.6	-	0.6	-
Counterparties without offsetting position - liabilities	-	1.7	-	1.7
	10.9	5.5	7.1	1.7
Long-term position
Counterparties with offsetting position	2.8	1.1	1.7	-
Counterparties without offsetting position - assets	1.1	-	1.1	-
Counterparties without offsetting position - liabilities	-	0.5	-	0.5
	3.9	1.6	2.8	0.5
Total derivatives
Counterparties with offsetting position	13.1	4.9	8.2	-
Counterparties without offsetting position - assets	1.7	-	1.7	-
Counterparties without offsetting position - liabilities	-	2.2	-	2.2
	$14.8	$7.1	$9.9	$2.2

December 31, 2012
Current position
Counterparties with offsetting position	$23.8	$7.4	$16.4	$-
Counterparties without offsetting position - assets	5.5	-	5.5	-
Counterparties without offsetting position - liabilities	-	-	-	-
	29.3	7.4	21.9	-
Long-term position
Counterparties with offsetting position	4.4	2.8	1.6	-
Counterparties without offsetting position - assets	0.7	-	0.7	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	5.1	4.8	2.3	2.0
Total derivatives
Counterparties with offsetting position	28.2	10.2	18.0	-
Counterparties without offsetting position - assets	6.2	-	6.2	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	$34.4	$12.2	$24.2	$2.0

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net asset of $7.7 million as of September 30, 2013.  The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Commodity contracts	$(11.4)	$(22.5)	$2.3	$70.4
	$(11.4)	$(22.5)	$2.3	$70.4

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2013	2012	2013	2012
Interest expense, net	$(1.5)	$(1.9)	$(4.7)	$(6.1)
Revenues	4.5	14.8	17.1	30.0
	$3.0	$12.9	$12.4	$23.9

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

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	September 30, 2013	December 31, 2012
Commodity hedges	$8.3	$23.1
Interest rate hedges	(3.8)	(8.5)

As of September 30, 2013, net gains of $6.0 million on commodity hedges and net losses of $3.8 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of our derivative instruments, which aggregate to a net asset position of $7.7 million as of September 30, 2013, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $12.4 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $27.8 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our consolidated balance sheet at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2013
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$14.8	$14.8	$-	$13.6	$1.2
Liabilities from commodity derivative contracts	7.1	7.1	-	6.7	0.4
Badlands contingent consideration liability	-	-	-	-	-
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	74.1	74.1	-	-	-
Senior secured revolving credit facility	400.0	400.0	-	400.0	-
Senior unsecured notes	2,229.9	2,261.0	-	2,261.0	-
Accounts receivable securitization facility	168.0	168.0	-	168.0	-

	December 31, 2012
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$34.3	$34.3	$-	$34.3	$-
Liabilities from commodity derivative contracts	12.1	12.1	-	11.5	0.6
Badlands contingent consideration liability	15.3	15.3	-	-	15.3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	68.0	68.0	-	-	-
Senior secured revolving credit facility	620.0	620.0	-	620.0	-
Senior unsecured notes	1,773.3	1,945.2	-	1,945.2	-

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheet

As of September 30, 2013, we reported certain of our natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of September 30, 2013, we had nine natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

In 2012, we recorded a contingent consideration liability as part of the purchase consideration for the Badlands acquisition (see Note 4). The fair value of this contingent liability was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. At September 30, 2013, with only nine months remaining on the contingency period, management re-estimated the contingent liability, reflecting its updated assessments of the likelihood of meeting the stipulated volumetric thresholds, net of accretion of the discount factor due to the passage of time. Consequently, as these probability-based inputs are not observable, the entire valuation of the contingent consideration is categorized in Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts	Contingent Liability
Balance, December 31, 2012	$(0.6)	$(15.3)
Settlements included in Revenue	1.4	-
Change in valuation of contingent liability included in Other Income	-	15.3
Balance, September 30, 2013	$0.8	$-

There has been no material transfer of assets or liabilities between the three levels of the fair value hierarchy during the nine months ended September 30, 2013.

Note 12 — Commitments and Contingencies

Environmental

On August 15, 2013, we  received a notice of violation with a proposed penalty in the amount of $130,600 from the New Mexico Environment Department (“NMED”) for alleged violations of certain air quality permit conditions at the Monument gas processing plant in Lea County, New Mexico, which is operated by us and owned by Versado Gas Processors, L.L.C. (“Versado”), a joint venture in which we own a 63% interest. We are in discussions with the NMED to resolve this matter.

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

Note 13 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Cash:
Interest paid, net of capitalized interest	$81.0	$80.4
Income taxes paid, net of refunds	2.3	2.1
Non-cash:
Deadstock inventory transferred to property, plant and equipment	28.3	2.9
Accrued distribution equivalent rights	1.1	0.4
Receivables from unit offerings	5.1	-
Change in capital accruals	3.8	9.2
Transfers from materials and supplies to property, plant and equipment	15.1	-
Change in ARO estimate	1.4	-

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

Our reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2013
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$56.5	$71.1	$38.8	$1,249.5	$4.8	$-	$1,420.7
Fees from midstream services	27.4	7.4	53.0	48.4	-	-	136.2
	83.9	78.5	91.8	1,297.9	4.8	-	1,556.9
Intersegment revenues
Sales of commodities	318.9	163.1	1.8	118.5	-	(602.3)	-
Fees from midstream services	0.8	-	42.1	8.4	-	(51.3)	-
	319.7	163.1	43.9	126.9	-	(653.6)	-
Revenues	$403.6	$241.6	$135.7	$1,424.8	$4.8	$(653.6)	$1,556.9
Operating margin	$70.6	$21.1	$70.5	$32.5	$4.8	$-	$199.5
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$5,648.0
Capital expenditures	$177.5	$4.3	$99.9	$1.7	$-	$1.1	$284.5

	Three Months Ended September 30, 2012
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$42.2	$60.5	$52.9	$1,136.4	$14.0	$-	$1,306.0
Fees from midstream services	8.5	7.4	43.6	27.4	-	-	86.9
	50.7	67.9	96.5	1,163.8	14.0	-	1,392.9
Intersegment revenues
Sales of commodities	274.8	150.5	0.5	151.5	-	(577.3)	-
Fees from midstream services	0.3	-	27.6	7.2	-	(35.1)	-
	275.1	150.5	28.1	158.7	-	(612.4)	-
Revenues	$325.8	$218.4	$124.6	$1,322.5	$14.0	$(612.4)	$1,392.9
Operating margin	$53.8	$18.0	$50.4	$25.4	$14.0	$-	$161.6
Other financial information:
Total assets	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$3,770.9
Capital expenditures	$66.7	$28.2	$64.0	$0.9	$-	$1.7	$161.5

	Nine Months Ended September 30, 2013
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$145.7	$223.8	$117.0	$3,528.4	$17.0	$-	$4,031.9
Fees from midstream services	70.3	25.9	147.6	120.7	-	-	364.5
	216.0	249.7	264.6	3,649.1	17.0	-	4,396.4
Intersegment revenues
Sales of commodities	882.9	450.9	3.6	354.7	-	(1,692.1)	-
Fees from midstream services	2.4	-	111.8	20.8	-	(135.0)	-
	885.3	450.9	115.4	375.5	-	(1,827.1)	-
Revenues	$1,101.3	$700.6	$380.0	$4,024.6	$17.0	$(1,827.1)	$4,396.4
Operating margin	$191.8	$61.2	$178.9	$94.0	$17.0	$-	$542.9
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$5,648.0
Capital expenditures	$388.8	$15.1	$317.7	$2.4	$-	$3.1	$727.1

	Nine Months Ended September 30, 2012
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$134.2	$172.0	$152.9	$3,622.2	$28.1	$-	$4,109.4
Fees from midstream services	27.3	15.9	125.6	78.5	-	0.1	247.4
	161.5	187.9	278.5	3,700.7	28.1	0.1	4,356.8
Intersegment revenues
Sales of commodities	851.9	532.7	0.6	398.3	-	(1,783.5)	-
Fees from midstream services	0.9	0.1	76.2	23.5	-	(100.7)	-
	852.8	532.8	76.8	421.8	-	(1,884.2)	-
Revenues	$1,014.3	$720.7	$355.3	$4,122.5	$28.1	$(1,884.1)	$4,356.8
Operating margin	$180.6	$92.3	$139.2	$77.8	$28.1	$-	$518.0
Other financial information:
Total assets	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$3,770.9
Capital expenditures	$139.6	$32.8	$213.8	$10.4	$-	$3.2	$399.8

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales of commodities
Natural gas sales	$317.7	$252.1	$920.5	$642.7
NGL sales	1,025.2	957.4	2,885.6	3,198.4
Condensate sales	35.3	29.0	95.3	87.0
Petroleum products	37.9	52.7	113.4	152.5
Derivative activities	4.6	14.8	17.1	28.8
	1,420.7	1,306.0	4,031.9	4,109.4
Fees from midstream services
Fractionating and treating fees	38.2	28.6	98.9	84.0
Storage, terminaling, transportation and export fees	63.0	41.6	170.3	107.4
Gathering and processing fees	30.0	11.8	75.5	30.1
Other	5.0	4.9	19.8	25.9
	136.2	86.9	364.5	247.4
Total revenues	$1,556.9	$1,392.9	$4,396.4	$4,356.8

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of operating margin to net income:
Operating margin	$199.5	$161.6	$542.9	$518.0
Depreciation and amortization expense	(68.9)	(47.9)	(198.5)	(142.1)
General and administrative expense	(35.4)	(33.5)	(105.7)	(100.0)
Interest expense, net	(32.6)	(29.0)	(95.6)	(87.8)
Income tax expense	(0.7)	(0.9)	(2.5)	(2.7)
Other, net	3.1	(22.2)	2.4	(20.7)
Net income	$65.0	$28.1	$143.0	$164.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of September 30, 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $9.1 million for third quarter 2013 and $15.3 million year-to-date 2013. The elimination of the contingent liability reflects management’s updated assessment as discussed above, related to producer volumes required to meet the contingent volume thresholds.

Cedar Bayou Fractionators Train 4

In August 2013, we commissioned an additional fractionator, Train 4, at our majority owned joint venture Cedar Bayou Fractionators (“CBF”) in Mont Belvieu, Texas. This expansion adds 100,000 barrels per day of fractionation capacity at CBF.

International Export Project

In September 2013, we commissioned Phase I of our international export expansion project, which includes facilities both at our Mont Belvieu operations and at our Galena Park Marine Terminal near Houston, Texas. Phase I of this project adds the capability to export approximately 2,000,000 barrels per month of international grade, low ethane propane or butane.

Accounts Receivable Securitization Facility

In January 2013, we entered into a Securitization Facility that provides up to $200 million of borrowing capacity at commercial paper or LIBOR market index rates plus a margin through January 2014. Under this Securitization Facility, one of our consolidated subsidiaries (TLMT) sells or contributes receivables, without recourse, to another of its consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us. Total funding under this Securitization Facility as of September 30, 2013 was $168.0 million.

Other Financing Activities

In April 2013, we filed with the SEC a universal shelf registration statement (the April 2013 Shelf), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

In May 2013, we privately placed $625.0 million in aggregate principal amount of 4¼% Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under our senior secured revolving credit facility and for general partnership purposes.

In June 2013, we redeemed $100 million of the outstanding 6⅜% Notes at a redemption price of 106.375% plus accrued interest through the redemption date using proceeds from the March 2013 EDA. The redemption resulted in a $7.4 million loss, including the write-off of unamortized debt issue costs.

In July 2013, we redeemed the outstanding 11¼% Notes at a price of 105.625% plus accrued interest through July 15, 2013. The redemption resulted in a $7.4 million loss, including the write-off of unamortized debt issue costs.

In July 2013, we filed with the SEC a universal shelf registration statement (the July 2013 Shelf) that allows us to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016.

In August 2013, we entered into an Equity Distribution Agreement under our July 2013 Shelf (August 2013 EDA) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $400 million of our common units. During the nine months ended September 30, 2013, we issued 1,724,930 common units under the August 2013 EDA, receiving net proceeds of $81.8 million, and an additional $3.3 million in October 2013. Targa contributed $1.8 million to us to maintain its 2% general partner interest, which was settled in October 2013. Based upon market conditions and our capital needs, at our option, we can sell additional common units up to an aggregate amount of $313.9 million under this agreement.

During the nine months ended September 30, 2013, pursuant to both the 2012 Shelf and 2013 Shelf, we issued a total of 8,349,727 common units representing total net proceeds of $377.4 million. Targa contributed $7.9 million to maintain its 2% general partner interest during this period.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. We currently present our derivative assets and liabilities gross on our statement of financial position. The amendments require disclosure of both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We have provided additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 10.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance, utilities and ad valorem taxes comprise the most significant portion of our operating expenses. These expenses, other than fuel and power, generally remain relatively stable and independent of the volumes through our systems, but fluctuate depending on the scope of the activities performed during a specific period.

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

Distributable Cash Flow

We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to  derivative instruments, debt repurchases and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs), and changes in the fair value of the Badlands acquisition contingent consideration. This measure includes any impact of noncontrolling interests.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$297.1	$239.9	$822.6	$745.1
Operating expenses	(97.6)	(78.3)	(279.7)	(227.1)
Operating margin	199.5	161.6	542.9	518.0
Depreciation and amortization expenses	(68.9)	(47.9)	(198.5)	(142.1)
General and administrative expenses	(35.4)	(33.5)	(105.7)	(100.0)
Interest expense, net	(32.6)	(29.0)	(95.6)	(87.8)
Income tax expense	(0.7)	(0.9)	(2.5)	(2.7)
Gain (loss) on sale or disposition of assets	0.7	(15.6)	(3.1)	(15.5)
Loss on debt redemption and early debt extinguishments	(7.4)	-	(14.7)	-
Change in contingent consideration	9.1	-	15.3	-
Other, net	0.7	(6.6)	4.9	(5.2)
Targa Resources Partners LP net income	$65.0	$28.1	$143.0	$164.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$99.5	$90.5	$276.3	$315.5
Net income attributable to noncontrolling interests	(5.3)	(3.9)	(18.1)	(23.5)
Interest expense, net (1)	28.8	24.5	83.8	74.2
Loss on debt redemption and early debt extinguishments	(7.4)	-	(14.7)	-
Change in contingent consideration	(9.1)	-	(15.3)	-
Current income tax expense	0.7	0.5	1.7	1.5
Other (2)	(3.0)	(5.3)	(1.9)	(14.5)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	124.9	42.6	93.4	(166.1)
Accounts payable and other liabilities	(73.2)	(32.7)	9.4	197.3
Targa Resources Partners LP Adjusted EBITDA	$155.9	$116.2	$414.6	$384.4

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $3.8 million and $4.5 million for the three months ended September 30, 2013 and 2012, and $11.8 million and $13.6 million for the nine months ended September 30, 2013 and 2012.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation, gain on sale or disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2
Interest expense, net	32.6	29.0	95.6	87.8
Income tax expense	0.7	0.9	2.5	2.7
Depreciation and amortization expenses	68.9	47.9	198.5	142.1
(Gain) loss on sale or disposition of assets	(0.7)	15.6	3.1	15.5
Loss on debt redemption and early debt extinguishments	7.4	-	14.7	-
Change in contingent consideration	(9.1)	-	(15.3)	-
Risk management activities	(0.3)	1.6	(0.2)	3.8
Noncontrolling interests adjustment (1)	(3.3)	(3.0)	(9.2)	(8.7)
Targa Resources Partners LP Adjusted EBITDA	$155.9	$116.2	$414.6	$384.4

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2
Depreciation and amortization expenses	68.9	47.9	198.5	142.1
Deferred income tax expense	-	0.4	0.8	1.2
Amortization in interest expense	3.8	4.5	11.8	13.6
Loss on debt redemption and early debt extinguishment	7.4	-	14.7	-
Change in contingent consideration	(9.1)	-	(15.3)	-
(Gain) loss on sale or disposition of assets	(0.7)	15.6	3.1	15.5
Risk management activities	(0.3)	1.6	(0.2)	3.8
Maintenance capital expenditures	(17.0)	(16.2)	(60.4)	(48.0)
Other (1)	(1.9)	(0.8)	(2.5)	(1.8)
Targa Resources Partners LP distributable cash flow	$110.8	$77.2	$275.4	$267.6

(1)	Includes the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012

	(In millions, except operating statistics and price amounts)
Revenues	$1,556.9	$1,392.9	$164.0	12%	$4,396.4	$4,356.8	$39.6	1%
Product purchases	1,259.8	1,153.0	106.8	9%	3,573.8	3,611.7	(37.9)	(1%)
Gross margin (1)	297.1	239.9	57.2	24%	822.6	745.1	77.5	10%
Operating expenses	97.6	78.3	19.3	25%	279.7	227.1	52.6	23%
Operating margin (2)	199.5	161.6	37.9	23%	542.9	518.0	24.9	5%
Depreciation and amortization expenses	68.9	47.9	21.0	44%	198.5	142.1	56.4	40%
General and administrative expenses	35.4	33.5	1.9	6%	105.7	100.0	5.7	6%
Other operating expense	4.2	18.9	(14.7)	(78%)	8.3	18.8	(10.5)	(56%)
Income from operations	91.0	61.3	29.7	48%	230.4	257.1	(26.7)	(10%)
Interest expense, net	(32.6)	(29.0)	(3.6)	12%	(95.6)	(87.8)	(7.8)	9%
Equity earnings (loss)	5.6	(2.2)	7.8	NM	10.1	(0.3)	10.4	NM
Loss on debt redemption	(7.4)	-	(7.4)	-	(14.7)	-	(14.7)	-
Other	9.1	(1.1)	10.2	NM	15.3	(1.6)	16.9	NM
Income tax expense	(0.7)	(0.9)	0.2	22%	(2.5)	(2.7)	0.2	7%
Net income	65.0	28.1	36.9	131%	143.0	164.7	(21.7)	(13%)
Less: Net income attributable to noncontrolling interests	5.3	3.9	1.4	36%	18.1	23.5	(5.4)	(23%)
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$35.5	147%	$124.9	$141.2	$(16.3)	(12%)
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$155.9	$116.2	$39.7	34%	$414.6	$384.4	$30.2	8%
Distributable cash flow (4)	110.8	77.2	33.6	44%	275.4	267.6	7.8	3%
Capital expenditures	284.5	161.5	123.0	76%	727.1	399.8	327.3	82%
Operating data:
Crude oil gathered, MBbl/d	52.4	-	52.4	-	40.8	-	40.8	-
Plant natural gas inlet, MMcf/d (5)(6)	2,126.5	1,968.6	157.9	8%	2,092.0	2,094.3	(2.3)	(0%)
Gross NGL production, MBbl/d	142.3	123.4	18.9	15%	135.6	126.6	9.0	7%
Export volumes, MBbl/d	55.2	31.1	24.2	78%	47.1	40.8	6.3	16%
Natural gas sales, BBtu/d (6)	988.0	981.8	6.2	1%	930.8	924.4	6.4	1%
NGL sales, MBbl/d	303.9	282.0	21.9	8%	289.4	277.1	12.3	4%
Condensate sales, MBbl/d	3.7	3.6	0.1	4%	3.7	3.5	0.2	6%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(3)	Adjusted EBITDA is net income before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and debt redemptions, early debt extinguishments and asset disposals, non-cash risk management activities related to derivative instruments and changes in the fair value of the Badlands acquisition contingent consideration. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(4)	Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash losses (gains) on mark-to-market derivative contracts, debt repurchases, debt redemptions, early debt extinguishments, asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”

(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in revenues primarily reflects higher commodity sales volumes ($77.4 million), higher realized prices on natural gas and condensate ($61.7 million), and higher fee-based and other revenues ($34.4 million).

The increase in consolidated gross margin was driven by increased volumes and higher natural gas prices in our Field Gathering and Processing segment and higher fractionation fees and increased exports activities in our Logistics and Marketing division. These favorable factors were partially offset by lower NGL prices in our Coastal Gathering and Processing segment. Higher operating expenses were driven by system expansions related to new operations in Field Gathering and Processing and of new growth projects in Logistics, costs associated with our Badlands growth and other higher labor and maintenance costs. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, CBF Train 4, Phase I of the international export expansion project, other system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased, reflecting increased support for our expanding business operations.

Other operating expense in 2013 includes the Versado joint venture cost of repairs less amounts covered by insurance ($3.7 million) related to a fire at the Saunders plant. Other operating expense in 2012 reflects losses due to Hurricane Isaac, which include the write-off upon closure of the Yscloskey joint interest processing plant and costs associated with the clean-up and repairs necessitated at our other Coastal Straddle plants.

The increase in interest expense primarily reflects higher borrowing levels to fund our business expansion ($9.4 million), offset by lower effective interest rates ($1.9 million) and higher interest capitalized on major capital projects ($4.0 million).

The increase in equity earning relates to our investment in Gulf Coast Fractionators (“GCF”), which turned a profit in 2013 compared to a loss in 2012 due to a planned shutdown of operations associated with its capacity expansion during 2012.

In July 2013, we paid $76.8 million plus accrued interest, which included a premium of $4.1 million, per the terms of the note agreement to redeem the outstanding balance of the 11¼% Senior Notes due 2017 (the “11¼% Notes”). The redemption resulted in a $7.4 million loss on debt redemption in the third quarter 2013, including the write-off of $1.0 million of unamortized debt issue costs.

The increase in other income was attributable to the elimination of the contingent consideration associated with the Badlands acquisition (see Note 4 to the Consolidated Financial Statements). The elimination of the contingent liability reflects management’s updated assessment, with only nine months remaining in the contingency period, that we will not meet the stipulated volumetric thresholds.

The increase in net income attributable to noncontrolling interests reflects higher earnings at our CBF and VESCO joint ventures. Our Versado joint venture, which had lower earnings in 2013, was affected by operational issues, including a fire at the Saunders plant in September, which is still under repair.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The increase in revenues reflects the impact of higher realized prices on natural gas and condensate ($259.3 million), higher commodity volumes ($136.3 million) and higher fee-based and other revenues ($79.2 million), offset by lower realized prices on NGLs ($435.2 million), especially during the first quarter of 2013.

The increase in consolidated gross margin for the nine months was driven by the same factors as discussed above for the three months, partially offset by the planned maintenance and inspection turnaround at CBF for the period from May through July 2013. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, CBF Train 4, Phase I of the international export expansion project, other system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased reflecting increased support for our expanding business operations.

Other operating expense in 2012 relates to the Yscloskey plant closure and Hurricane Isaac repair cost as discussed above.

The increase in interest expense primarily reflects higher borrowing levels to fund our business expansion ($23.0 million) offset by lower effective interest rates ($1.1 million) and higher interest capitalized on major capital projects ($14.2 million).

The increase in equity earnings relates to our investment in GCF, which was profitable in 2013 compared to a loss in 2012 due to a planned shutdown of operations in 2012 related to an expansion of the facility.

The July 2013 11¼% Notes redemption noted above combined with the June 2013 6⅜% Notes redemption resulted in $14.7 million in losses on debt redemption for the nine months ended September 30, 2013.

The increase in other income was primarily attributable to the elimination of the contingent consideration liability associated with the Badlands acquisition as described above.

The decrease in net income attributable to noncontrolling interests reflects lower earnings at our Vesco and Versado joint ventures, which were affected by operational issues. This was partially offset by higher earnings at our CBF joint venture.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Total
Three Months Ended:	(In millions)
September 30, 2013	$70.6	$21.1	$70.5	$32.5	$4.8	$199.5
September 30, 2012	53.8	18.0	50.4	25.4	14.0	161.6
Nine Months Ended:
September 30, 2013	$191.8	$61.2	$178.9	$94.0	$17.0	$542.9
September 30, 2012	180.6	92.3	139.2	77.8	28.1	518.0

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$113.5	$84.0	$29.5	35%	$315.3	$271.2	$44.1	16%
Operating expenses	42.9	30.2	12.7	42%	123.5	90.6	32.9	36%
Operating margin	$70.6	$53.8	$16.8	31%	$191.8	$180.6	$11.2	6%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	153.4	154.6	(1.2)	(1%)	156.0	143.7	12.3	9%
SAOU	163.9	126.0	37.9	30%	152.8	121.1	31.7	26%
North Texas System	310.9	246.5	64.4	26%	287.7	237.9	49.8	21%
Versado	159.3	159.2	0.1	0%	163.6	166.3	(2.7)	(2%)
Badlands	12.5	-	12.5	-	13.4	-	13.4	-
	799.9	686.3	113.6	17%	773.5	669.0	104.5	16%
Gross NGL production, MBbl/d
Sand Hills	17.9	17.8	0.1	1%	17.6	16.8	0.8	5%
SAOU	23.7	19.5	4.2	22%	22.4	18.8	3.6	19%
North Texas System	31.8	26.6	5.2	20%	30.9	26.1	4.8	18%
Versado	19.6	19.0	0.6	3%	19.9	19.3	0.6	3%
Badlands	1.8	-	1.8	-	1.7	-	1.7	-
	94.8	82.9	11.9	14%	92.5	81.0	11.5	14%
Crude oil gathered, MBbl/d	52.4	-	52.4	-	40.8	-	40.8	-
Natural gas sales, BBtu/d (3)	404.4	333.5	70.9	21%	374.5	319.9	54.6	17%
NGL sales, MBbl/d	72.4	68.7	3.7	5%	70.1	67.1	3.0	5%
Condensate sales, MBbl/d	3.5	3.4	0.1	2%	3.4	3.3	0.1	2%
Average realized prices (4):
Natural gas, $/MMBtu	3.32	2.59	0.73	28%	3.46	2.40	1.06	44%
NGL, $/gal	0.78	0.79	(0.01)	(1%)	0.73	0.90	(0.17)	(19%)
Condensate, $/Bbl	101.93	86.82	15.11	17%	93.11	90.40	2.71	3%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in gross margin was primarily due to higher overall throughput volumes with plant inlets up or flat in every business unit, despite operational issues. Gross margin also increased due to higher natural gas and condensate sales prices, which were partially offset by lower NGL sales prices. The increase in plant inlet volumes was largely attributable to new plant expansions that came on line at the end of 2012 and the first part of 2013 at Sand Hills and SAOU and new well connects, which increased available supply across each of our areas of operations, though throughput was somewhat constrained by operational issues. In the third quarter 2013, we commenced the fractionation of the temporary build of y-grade inventory that resulted from the CBF planned curtailment in the second quarter 2013. We expect to complete the fractionation of this additional y-grade inventory during the fourth quarter.

The increase in operating expenses was primarily due to the inclusion of Badlands operations in 2013 and additional compression related expenses due to increased volumes across our business and system expansions.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months, with a larger negative impact from lower NGL prices.

Coastal Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$33.6	$31.7	$1.9	6%	$96.1	$127.2	$(31.1)	(24%)
Operating expenses	12.5	13.7	(1.2)	(9%)	34.9	34.9	-	0%
Operating margin	$21.1	$18.0	$3.1	17%	$61.2	$92.3	$(31.1)	(34%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU (4)	354.8	324.5	30.3	9%	338.0	245.0	93.0	38%
Coastal Straddles	466.1	607.7	(141.6)	(23%)	469.5	735.5	(266.0)	(36%)
VESCO	505.6	350.0	155.6	44%	510.9	444.8	66.1	15%
	1,326.5	1,282.2	44.3	3%	1,318.5	1,425.3	(106.8)	(7%)
Gross NGL production, MBbl/d
LOU	11.3	8.9	2.4	27%	9.6	8.4	1.2	14%
Coastal Straddles	13.2	14.8	(1.6)	(11%)	13.2	16.0	(2.8)	(17%)
VESCO	23.0	16.9	6.1	36%	20.3	21.1	(0.8)	(4%)
	47.4	40.6	6.8	17%	43.1	45.5	(2.4)	(5%)
Natural gas sales, BBtu/d (3)	294.3	317.2	(22.9)	(7%)	285.0	304.8	(19.8)	(7%)
NGL sales, MBbl/d	43.2	38.4	4.8	13%	40.0	42.1	(2.1)	(5%)
Condensate sales, MBbl/d	0.3	0.2	0.1	38%	0.4	0.2	0.2	77%
Average realized prices:
Natural gas, $/MMBtu	3.61	2.87	0.74	26%	3.72	2.59	1.13	44%
NGL, $/gal	0.80	0.85	(0.05)	(6%)	0.82	0.99	(0.17)	(17%)
Condensate, $/Bbl	107.21	96.07	11.14	12%	107.19	107.17	0.02	0%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the Big Lake processing plant acquired in July 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in gross margin was primarily due to higher throughput volumes partially offset by lower NGL prices and less favorable frac spread. The increase in plant inlet volumes was largely attributable to the impact of Hurricane Isaac on production at the Coastal Straddle plants in the third quarter of 2012 and additional Big Lake volumes in 2013. This volume increase was partially offset by the 2013 decline in offshore and off-system supply volumes and the cessation of operations at Yscloskey and other third-party plant shutdowns.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The decrease in gross margin was primarily due to lower NGL prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes, and the impact of the Yscloskey, Calumet and other third-party plant shutdowns. In addition, volumes were constrained by operational issues at VESCO and LOU. This volume decrease was partially offset by the addition of the Big Lake plant in the third quarter 2012 and the resumption of operations after Hurricane Isaac in 2012 at the Coastal Straddle plants. Operational issues at VESCO included the impact of damage to one of the two third-party pipelines that provide NGL takeaway capacity for VESCO which constrained NGL production until repairs were completed in June 2013.

Operating expenses were flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$100.1	$74.5	$25.6	34%	$271.2	$208.0	$63.2	30%
Operating expenses	29.6	24.1	5.5	23%	92.3	68.8	23.5	34%
Operating margin	$70.5	$50.4	$20.1	40%	$178.9	$139.2	$39.7	29%
Operating statistics (1):
Fractionation volumes, MBbl/d	316.4	293.3	23.1	8%	277.2	299.4	(22.2)	(7%)
LSNG treating volumes, MBbl/d	9.6	24.8	(15.2)	(61%)	18.2	23.7	(5.5)	(23%)
Benzene treating volumes, MBbl/d	8.1	19.8	(11.7)	(59%)	15.2	20.2	(5.0)	(25%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Gross margin increased due to higher fractionation and export volumes. Fractionation volumes increased with the start up of Train 4 at CBF. Higher fractionation gross margin also includes the impact of higher fuel prices, which pass through to operating expenses. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 55 MBbl/d for the third quarter 2013, compared to 31 MBbl/d for the same period last year. The increased volumes reflect an increase in ongoing LPG export activity, as well as low ethane propane cargoes loaded in connection with testing and commissioning of Phase I of our international export expansion project, which was placed in service in September. Export rates were also higher. Storage revenues were higher due to increased rates and new customers.

The increase in operating expenses primarily reflects increased fuel and power usage due to higher fractionation volumes and higher fuel and power prices (which have a corresponding impact on fractionating and treating revenues), expenses related to the commissioning and start-up of Train 4 at CBF, and increased maintenance costs, partially offset by higher system product gains.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months. In addition, lower year-to-date fractionation volumes are due to the impact of turnaround related curtailments at CBF earlier in the year.

Marketing and Distribution

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$43.4	$35.4	$8.0	23%	$125.5	$106.2	$19.3	18%
Operating expenses	10.9	10.0	0.9	9%	31.5	28.4	3.1	11%
Operating margin	$32.5	$25.4	$7.1	28%	$94.0	$77.8	$16.2	21%
Operating statistics (1):
NGL sales, MBbl/d	306.7	289.4	17.3	6%	291.2	282.2	9.0	3%
Average realized prices:
NGL realized price, $/gal	0.88	0.88	-	0%	0.88	1.00	(0.12)	(12%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Gross margin increased primarily due to higher LPG export activity, which benefited both the Logistics Assets and Marketing and Distribution segments (see Logistics Assets) and higher truck and barge utilization.

Operating expenses increased primarily due to higher truck utilization and increased storage operating costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months, plus the negative impact of related lower NGL prices.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012

	(In millions)
Gross margin	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)
Operating margin	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)

Other contains the financial effects of our hedging program on operating margin. It typically represents the cash settlements on our derivative contracts. Other also includes deferred gains or losses on previously terminated or de-designated hedge contracts that are reclassified to revenues upon the occurrence of the underlying physical transactions.

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from their percent of proceeds on liquids processing arrangements by entering into derivative instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012

	(In millions)
Natural gas	$3.8	$8.0	$(4.2)	$8.1	$26.9	$(18.8)
NGL	3.3	6.0	(2.7)	11.3	3.5	7.8
Crude oil	(2.3)	-	(2.3)	(2.4)	(2.3)	(0.1)
	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)

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

As of October 28, 2013, our liquidity consisted of the following:

October 28, 2013
(In millions)
Cash on hand	$127.0
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	200.0
1,527.0
Less: Outstanding borrowings under the TRP Revolver	(418.0)
Outstanding borrowings under the Securitization Facility	(200.0)
Outstanding letters of credit under the TRP Revolver	(49.4)
Total liquidity	$859.6

We may issue additional equity or debt securities under our outstanding shelf registration statements to assist us in meeting future liquidity and capital spending requirements (see Notes 8 and 9).

In April 2013, we filed with the SEC a universal shelf registration statement (the April 2013 Shelf), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

In July 2013, we filed with the SEC a universal shelf registration statement (the July 2013 Shelf), that allows us to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016. We have the ability to sell additional common units up to an aggregate amount of $713.9 million under the July 2013 Shelf.

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

Our risk management position has moved from a net asset position of $22.2 million at December 31, 2012 to a net asset position of $7.7 million at September 30, 2013. Aggregate forward prices for commodities are below the fixed prices we currently expect to receive on those derivative contracts, creating this net asset position. Consequently, our expected future receipts on derivative contracts are greater than our expected future payments. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

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

For the nine months ended September 30, 2013, our working capital increased $79.7 million, primarily due to an increase of inventory in advance of the start-up of our international export project, which was commissioned in September, increased materials and supply inventory required for expansion of our Badlands operations and a decrease in affiliate payables due to timing of reimbursements between Targa and us. The impact of higher accounts receivable for our expanding LPG export activity was largely offset by increased gas plant producer settlement payables due to higher natural gas prices.

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

A significant portion of our capital resources may be utilized in the form of letters of credit to satisfy certain counterparty credit requirements. While our credit ratings have improved over time, these letters of credit reflect our non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. As of September 30, 2013, we had $50.0 million in letters of credit outstanding.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
	2013	2012	2013 vs. 2012
	(In millions)
Net cash provided by (used in):
Operating activities	$276.3	$315.5	$(39.2)
Investing activities	(737.6)	(403.5)	(334.1)
Financing activities	467.4	121.3	346.1

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	Nine Months Ended September 30,
	2013	2012	2013 vs. 2012
	(In millions)
Cash flows from operating activities:
Cash received from customers	$4,393.5	$4,502.0	$(108.5)
Cash received from (paid to) derivative counterparties	16.9	32.7	(15.8)
Cash outlays for:
Product purchases	(3,668.9)	(3,808.2)	139.3
Operating expenses	(276.4)	(218.8)	(57.6)
General and administrative expenses	(114.7)	(110.5)	(4.2)
Cash distributions from equity investment (1)	10.1	-	10.1
Interest paid, net of amounts capitalized (2)	(81.0)	(80.4)	(0.6)
Income taxes paid	(2.3)	(2.1)	(0.2)
Other cash receipts (payments)	(0.9)	0.8	(1.7)
Net cash provided by operating activities	$276.3	$315.5	$(39.2)

(1)	Excludes $1.9 million and $2.3 million included in investing activities for the nine months ended September 30, 2013 and 2012 related to distributions from GCF that exceeded cumulative equity earnings.
(2)	Net of capitalized interest paid of $22.6 million and $8.5 million included in investing activities for the nine months ended September 30, 2013 and 2012.

Despite higher reported accrual based revenues for 2013 versus 2012, cash collections from customers were lower for 2013, reflecting higher export receivables outstanding at September 30, 2013 and lower proceeds from derivative settlements. Cash paid for purchases was also impacted by lower liquid prices, partially offset by higher natural gas prices paid to producers.

Cash Flow from Investing Activities

The increase in net cash used in investing activities was primarily due to an increase in current capital expansion projects of $336.9 million and the purchase of material and supplies of $35.3 million related to our Badlands expansion, partially offset by a decrease in business acquisition of $25.8 million and the absence of capital calls in 2013 at GCF ($16.8 million).

Cash Flow from Financing Activities

The increase in net cash provided by financing activities was primarily due to an increase in long-term debt net borrowings of $207.8 million, and an increase in proceeds from the issuance of common units of $211.9 million, partially offset by an increase in distributions to owners of $79.9 million.

Our primary financing activities during the nine months ended September 30, 2013 were:

•	$220.0 million related to net repayments under credit facility;
•	$377.4 million from the sale of common units under the 2012 and 2013 EDAs;
•	$7.9 million related general partner contributions to maintain 2% general partner ownership;
•	$168.0 million of net borrowings under the Securitization Facility;
•	$618.1 million of new debt from the issuance of 4¼% Notes;
•	$106.4 million related to the redemption of $100 million face value of 6⅜% Senior Notes; and
•	$76.8 million related to the redemption of $72.7 million face value of 11¼% Senior Notes.

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 8 and Note 9 of the “Consolidated Financial Statements” included in this Quarterly Report.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of September 30, 2013, such annual minimum amount would have been approximately $149.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in November 2013 for the third quarter of 2013 is $0.7325 per limited partner unit.

The following table details the distributions declared and/or paid for the nine months ended September 30, 2013:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per limited partner unit
		Common	Incentive	2%	Total
		(In millions, except per unit amounts)

September 30, 2013	November 14, 2013	$79.4	$26.9	$2.2	$108.5	$0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	0.6975
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	0.6800

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

	Nine Months Ended September 30,
	2013	2012
Capital expenditures :	(In millions)
Business acquisitions, net of cash acquired	$-	$25.8
Expansion (1)	666.6	326.0
Maintenance	60.5	48.0
Gross additions to property, plant and equipment	727.1	399.8
Transfers from materials and supplies to property, plant and equipment	(15.1)	-
Change in capital project payables and accruals	(3.8)	(9.2)
Cash outlays for capital projects	$708.2	$390.6

(1)	Excludes our investment in GCF, which is accounted for as an equity investment. Cash calls for expansion are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

We estimate that our total growth capital expenditures for 2013 will be approximately $900 million on a gross basis, and maintenance capital expenditures net to our interest will be approximately $80 million. Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We expect to fund future capital expenditures with funds generated from our operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt offerings.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. During the nine months ended September 30, 2013, we established our policies related to the amortization and useful lives of the intangible assets related to the Badlands acquisition.

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

The primary purpose of our commodity risk management activities is to manage the exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2013, we have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing Operations, that results from percent of proceeds processing arrangements. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, in which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

We have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The natural gas and NGL hedges’ fair values are based on published index prices for delivery at various locations, which closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

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

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the three months ended September 30, 2013 and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $4.8 million and $14.0 million. During the nine months ended September 30, 2013 and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $17.0 million and $28.1 million.

As of September 30, 2013, the following derivative instruments, which are designated as hedging instruments, will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2013	2014	2015	2016	Fair Value
							(in millions)
Swap	IF-WAHA	4.45	18,354				$1.6
Swap	IF-WAHA	3.86		14,780			0.5
Swap	IF-WAHA	4.05			8,736		0.4
Swap	IF-WAHA	4.25				4,436	0.3
Total Swaps			18,354	14,780	8,736	4,436
Swap	IF-PB	4.50	14,871				1.4
Swap	IF-PB	3.80		11,966			0.3
Swap	IF-PB	4.02			7,076		0.3
Swap	IF-PB	4.22				3,608	0.3
Total Swaps			14,871	11,966	7,076	3,608
Swap	IF-NGPL MC	4.14	7,865				0.5
Swap	IF-NGPL MC	3.58		6,304			(0.2)
Swap	IF-NGPL MC	3.88			3,739		0.2
Swap	IF-NGPL MC	4.13				1,956	0.4
Total Swaps			7,865	6,304	3,739	1,956
Total			41,090	33,050	19,551	10,000
							$6.0

NGL
Instrument		Price	Bbl/d
Type	Index	$/Gal	2013	2014	Fair Value
					(in millions)
Swap	OPIS-MB	1.05	5,650		$2.8
Swap	OPIS-MB	1.21		1,000	3.3
Total			5,650	1,000
					$6.1

Condensate
Instrument		Price	Bbl/d
Type	Index	$/Bbl	2013	2014	Fair Value
					(in millions)
Swap	NY-WTI	93.23	2,045		$(1.6)
Swap	NY-WTI	89.80		1,450	(2.8)
Total			2,045	1,450
					$(4.4)

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of September 30, 2013, we do not have any interest rate hedges. However, we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2013, we had $568.0 million in variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $5.7 million.

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

As of September 30, 2013 affiliates of Bank of America Merrill Lynch (“BAML”), Barclays PLC (“Barclays”), Wells Fargo Bank N.A. (“Wells Fargo”) and Natixis Securities Americas LLC (“Natixis”) accounted for 30%, 24%, 16% and 14% of our counterparty credit exposure related to commodity derivative instruments. BAML, Barclays, Wells Fargo and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met.

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable, annual operating income would decrease by $5.0 million in the year of the assessment.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required for this item is provided in Note 12 – Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

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

10.1
First Amendment to Receivables Purchase Agreement, dated August 20, 2013, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers party thereto from time to time, the various committed purchasers party thereto from time to time, the various purchaser agents party thereto from time to time, the various LC participants party thereto from time to time and PNC Bank, National Association as administrator and LC Bank.

10.2	First Amendment to Purchase and Sale Agreement, dated August 20, 2013, between Targa Liquids Marketing and Trade LLC, as sole Originator as Targa Receivables LLC.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: November 4, 2013	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)