Form 10-Q
period 2014-03-31
Targa Resources Partners LP
filed 2014-05-02
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 18, 2014, there were 114,296,848 common units and 2,332,590 general partner units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II – Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offer Rate
NYSE	New York Stock Exchange

Price Index Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$81.4	$57.5
Trade receivables, net of allowances of $0.9 million and $0.9 million	610.1	658.6
Inventories	88.5	150.7
Assets from risk management activities	1.6	2.0
Other current assets	4.0	7.1
Total current assets	785.6	875.9
Property, plant and equipment	5,930.1	5,751.6
Accumulated depreciation	(1,470.3)	(1,406.2)
Property, plant and equipment, net	4,459.8	4,345.4
Intangible assets, net	638.1	653.4
Long-term assets from risk management activities	2.9	3.1
Investment in unconsolidated affiliate	53.7	55.9
Other long-term assets	36.2	37.7
Total assets	$5,976.3	$5,971.4

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$698.8	$721.2
Accounts payable to Targa Resources Corp.	41.1	52.4
Liabilities from risk management activities	12.9	8.0
Total current liabilities	752.8	781.6
Long-term debt	2,819.7	2,905.3
Long-term liabilities from risk management activities	1.2	1.4
Deferred income taxes	12.5	12.1
Other long-term liabilities	55.3	52.6

Commitments and contingencies (see Note 15)

Owners' equity:
Common unitholders (113,494,218 and 111,263,207 units issued and outstanding as of March 31, 2014 and December 31, 2013)	2,123.8	2,001.9
General partner (2,316,210 and 2,270,680 units issued and outstanding as of March 31, 2014 and December 31, 2013)	66.4	62.0
Receivables from unit offerings	(7.1)	-
Accumulated other comprehensive loss	(10.4)	(6.1)
	2,172.7	2,057.8
Noncontrolling interests in subsidiaries	162.1	160.6
Total owners' equity	2,334.8	2,218.4
Total liabilities and owners' equity	$5,976.3	$5,971.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In millions, except per unit amounts)

Revenues	$2,352.9	$1,397.8
Costs and expenses:
Product purchases	1,973.3	1,137.5
Operating expenses	104.3	86.1
Depreciation and amortization expenses	79.5	63.9
General and administrative expenses	35.9	34.1
Other operating income	(0.7)	-
Income from operations	160.6	76.2
Other income (expense):
Interest expense, net	(33.1)	(31.4)
Equity earnings	4.9	1.6
Other	-	(0.2)
Income before income taxes	132.4	46.2
Income tax expense:
Current	(0.7)	(0.5)
Deferred	(0.4)	(0.4)
	(1.1)	(0.9)
Net income	131.3	45.3
Less: Net income attributable to noncontrolling interests	8.9	6.4
Net income attributable to Targa Resources Partners LP	$122.4	$38.9

Net income attributable to general partner	$33.8	$22.8
Net income attributable to limited partners	88.6	16.1
Net income attributable to Targa Resources Partners LP	$122.4	$38.9

Net income per limited partner unit - basic	$0.79	$0.16
Net income per limited partner unit - diluted	$0.78	$0.16
Weighted average limited partner units outstanding - basic	112.4	101.8
Weighted average limited partner units outstanding - diluted	113.0	102.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In millions)

Net income	$131.3	$45.3
Other comprehensive loss:
Commodity hedging contracts:
Change in fair value	(11.9)	(7.6)
Settlements reclassified to revenues	6.3	(6.6)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.3	1.7
Other comprehensive loss	(4.3)	(12.5)
Comprehensive income	127.0	32.8
Less: Comprehensive income attributable to noncontrolling interests	8.9	6.4
Comprehensive income attributable to Targa Resources Partners LP	$118.1	$26.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

						Accumulated
	Limited		General		Receivables	Other	Non-
	Partner		Partner		From Unit	Comprehensive	controlling
	Units	Amount	Units	Amount	Offerings	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance December 31, 2013	111,263	$2,001.9	2,271	$62.0	$-	$(6.1)	$160.6	$2,218.4
Compensation on equity grants	9	2.6	-	-	-	-	-	2.6
Accrual of distribution equivalent rights	-	(0.6)	-	-	-	-	-	(0.6)
Equity Offerings	2,222	115.3	45	2.4	(7.1)	-	-	110.6
Distributions to noncontrolling interests	-	-	-	-	-	-	(7.4)	(7.4)
Other comprehensive loss	-	-	-	-	-	(4.3)	-	(4.3)
Net income	-	88.6	-	33.8	-	-	8.9	131.3
Distributions	-	(84.0)	-	(31.8)	-	-	-	(115.8)
Balance March 31, 2014	113,494	$2,123.8	2,316	$66.4	$(7.1)	$(10.4)	$162.1	$2,334.8

Balance December 31, 2012	100,096	$1,649.5	2,043	$45.3	$-	$14.8	$150.5	$1,860.1
Compensation on equity grants	13	1.7	-	-	-	-	-	1.7
Accrual of distribution equivalent rights	-	(0.3)	-	-	-	-	-	(0.3)
Equity offerings	2,668	105.3	54	2.3	-	-	-	107.6
Distributions to noncontrolling interests	-	-	-	-	-	-	(3.7)	(3.7)
Contributions from noncontrolling interests	-	-	-	-	-	-	2.1	2.1
Other comprehensive loss	-	-	-	-	-	(12.5)	-	(12.5)
Net income	-	16.1	-	22.8	-	-	6.4	45.3
Distributions	-	(69.0)	-	(21.9)	-	-	-	(90.9)
Balance March 31, 2013	102,777	$1,703.3	2,097	$48.5	$-	$2.3	$155.3	$1,909.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$131.3	$45.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	3.4	4.0
Compensation on equity grants	2.6	1.7
Depreciation and amortization expense	79.5	63.9
Accretion of asset retirement obligations	1.2	1.1
Deferred income tax expense	0.4	0.4
Equity earnings, net of distributions	-	(1.6)
Risk management activities	(0.3)	(0.2)
Gain on sale or disposition of assets	(0.8)	(0.1)
Changes in operating assets and liabilities:
Receivables and other assets	50.6	87.9
Inventory	60.6	33.6
Accounts payable and other liabilities	(12.1)	(45.4)
Net cash provided by operating activities	316.4	190.6
Cash flows from investing activities
Outlays for property, plant and equipment	(197.7)	(222.4)
Purchase of material and supplies	0.1	-
Return of capital from unconsolidated affiliate	2.2	-
Other, net	1.7	(4.6)
Net cash used in investing activities	(193.7)	(227.0)
Cash flows from financing activities
Proceeds from borrowings under credit facility	460.0	325.0
Repayments of credit facility	(500.0)	(380.0)
Borrowings from accounts receivable securitization facility	29.5	171.4
Repayments of accounts receivable securitization facility	(75.7)	(60.0)
Costs incurred in connection with financing arrangements	(1.2)	(3.1)
Proceeds from equity offerings	111.8	109.7
Distributions	(115.8)	(90.9)
Contributions from noncontrolling interests	-	2.1
Distributions to noncontrolling interests	(7.4)	(3.7)
Net cash provided by (used in) financing activities	(98.8)	70.5
Net change in cash and cash equivalents	23.9	34.1
Cash and cash equivalents, beginning of period	57.5	68.0
Cash and cash equivalents, end of period	$81.4	$102.1

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa. As of March 31, 2014, Targa owned a 13.2% interest in us in the form of 2,316,210 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC also owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter.

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

Our Operations

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 17 for certain financial information for our business segments.

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

The unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Reclassifications Affecting Statement of Cash Flows

In conjunction with the ongoing integration of Badlands into our financial reporting environment during 2013, we obtained further information about acquisition date balance sheet, including the nature of the items comprising assumed Accounts payable and accrued liabilities. We determined that certain assumed liabilities related to purchases that, under our accounting policies, we considered capital in nature. Consequently, we made certain refinements to better reflect Badlands cash flow activity on a basis similar to that used for our other operations. As a result of these refinements, certain Badlands cash flow activity was presented in our 2013 Form 10-K on a basis different than that utilized for previous quarterly reporting during 2013. In preparing this quarterly report we have made certain measurement period reclassifications to the comparative Statement of Cash Flows for the three months ended March 31, 2013 to conform to the presentation of our Form 10-K, reclassifying $18.9 million related to capital expenditures previously included in Accounts payable and other liabilities of operating activities to Outlays for property, plant and equipment in investing activities, as shown below.

	Three Months Ended March 31, 2013
Revised line items Consolidated Statement of Cash Flows	As Reported	Reclassification	Revised
Cash Flows from operating activities
Changes in operating assets and liabilities:
Accounts payable and other liabilities	$(64.3)	$18.9	$(45.4)
Net cash provided by operating activities	171.7	18.9	190.6
Cash flows from investing activities:
Changes in investing assets and liabilities:
Outlays for property, plant and equipment	(203.5)	(18.9)	(222.4)
Net cash used in investing activities	(208.1)	(18.9)	(227.0)

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant updates or revisions to these policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results.  The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This amendment has no impact on our current disclosures, but will in the future if we dispose of any individually significant components.

Note 4 — Inventories

The components of inventories consisted of the following:

	March 31, 2014	December 31, 2013
Commodities	$74.7	$136.4
Materials and supplies	13.8	14.3
	$88.5	$150.7

Note 5 — Property, Plant and Equipment and Intangible Assets

			Estimated useful life
	March 31, 2014	December 31, 2013	(In Years)
Gathering systems	$2,293.6	$2,230.1	5 to 20
Processing and fractionation facilities	1,600.7	1,598.0	5 to 25
Terminaling and storage facilities	735.4	715.2	5 to 25
Transportation assets	334.7	294.7	10 to 25
Other property, plant and equipment	124.8	121.3	3 to 25
Land	89.7	89.5	-
Construction in progress	751.2	702.8	-
Property, plant and equipment	5,930.1	5,751.6
Accumulated depreciation	(1,470.3)	(1,406.2)
Property, plant and equipment, net	$4,459.8	$4,345.4

Intangible assets	$681.8	$681.8	20
Accumulated amortization	(43.7)	(28.4)
Intangible assets, net	$638.1	$653.4

Note 6 — Asset Retirement Obligations

Our asset retirement obligations primarily relate to certain gas gathering pipelines and processing facilities, and are included in our consolidated balance sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

Three Months Ended
March 31, 2014
Beginning of period	$50.5
Change in cash flow estimate	2.1
Accretion expense	1.2
End of period	$53.8

Note 7 — Investment in Unconsolidated Affiliate

At March 31, 2014 our unconsolidated investment consisted of a 38.8% ownership interest in Gulf Coast Fractionators LP (“GCF”).

The following table shows the activity related to our investment in GCF:

Three Months Ended
March 31, 2014
Beginning of period	$55.9
Equity earnings	4.9
Cash distributions (1)	(7.1)
End of period	$53.7

(1)	Includes distributions in excess of cumulative earnings of $2.2 million that are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 8 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Commodities	$528.1	$520.8
Other goods and services	108.5	145.1
Interest	42.3	35.8
Compensation and benefits	1.7	1.3
Income and other taxes	12.0	11.1
Other	6.2	7.1
	$698.8	$721.2

Note 9 — Debt Obligations

	March 31, 2014	December 31, 2013
Senior secured revolving credit facility, variable rate, due October 2017 (1)	$355.0	$395.0
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(27.4)	(28.0)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Accounts receivable securitization facility, due December 2014 (2)	233.5	279.7
Total long-term debt	$2,819.7	$2,905.3

Letters of credit outstanding (1)	$97.2	$86.8

(1)	As of March 31, 2014, availability under our $1.2 billion senior secured revolving credit facility was $747.8 million.
(2)	All amounts outstanding under the Securitization Facility are reflected as long-term debt in our balance sheet because we have the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2014:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	2.2% - 4.5%	2.3%
Accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of March 31, 2014, we were in compliance with the covenants contained in our various debt agreements.

Note 10 — Partnership Units and Related Matters

Public Offerings of Common Units

In the first quarter 2014, we issued 2,222,271 common units under an equity distribution agreement entered into in August 2013 (the “August 2013 EDA”), receiving net proceeds of $115.3 million, of which $5.9 million was received in April. Targa contributed $2.4 million to us to maintain its 2% general partner interest, of which $1.2 million was received in April.

Subsequent Event

In April 2014, we issued 802,630 common units under the August 2013 EDA, receiving net proceeds of $47.7 million. Targa contributed $1.0 million to us to maintain its 2% general partner interest. As of April 18, 2014, approximately $7.4 million of the aggregate offering amount remained available for sale pursuant to the August 2013 EDA.

Distributions

In accordance with the Partnership Agreement, we must distribute all of our available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by us for the three months ended March 31, 2014.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per Limited Partner Unit
		Common	Incentive	2%	Total
		(In millions, except per unit amounts)

March 31, 2014	May 15, 2014	$87.2	$31.7	$2.4	$121.3	$0.7625
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475

Note 11 — Earnings per Limited Partner Unit

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per limited partner:

	Three Months Ended March 31,
	2014	2013
Net income	$131.3	$45.3
Less: Net income attributable to noncontrolling interests	8.9	6.4
Net income attributable to Targa Resources Partners LP	$122.4	$38.9

Net income attributable to general partner	$33.8	$22.8
Net income attributable to limited partners	88.6	16.1
Net income attributable to Targa Resources Partners LP	$122.4	$38.9

Weighted average units outstanding - basic	112.4	101.8

Net income available per limited partner unit - basic	$0.79	$0.16

Weighted average units outstanding	112.4	101.8
Dilutive effect of unvested stock awards	0.6	0.2
Weighted average units outstanding - diluted	113.0	102.0

Net income available per limited partner unit - diluted	$0.78	$0.16

Note 12 — Derivative Instruments and Hedging Activities

Commodity Hedges

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in our Field Gathering and Processing segment and (ii) NGL and condensate equity volumes predominately in our Field Gathering and Processing segment and the LOU business unit in our Coastal Gathering and Processing segment that result from its percent-of-proceeds processing arrangements. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on the New York Mercantile Exchange (“NYMEX”) futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This necessarily exposes us to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes.

At March 31, 2014, the notional volumes of our commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2014	2015	2016
Natural Gas	Swaps	MMBtu/d	54,050	40,551	25,500
NGL	Swaps	Bbl/d	1,125	-	-
Condensate	Swaps	Bbl/d	2,450	-	-

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

		Fair Value as of March 31, 2014		Fair Value as of December 31, 2013
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$1.6	$(12.8)	$2.0	$(7.7)
	Long-term	2.9	(1.2)	3.1	(1.4)
Total derivatives designated as hedging instruments		$4.5	$(14.0)	$5.1	$(9.1)

Derivatives not designated as hedging instruments
Commodity contracts	Current	$-	$(0.1)	$-	$(0.3)
Total derivatives not designated as hedging instruments		$-	$(0.1)	$-	$(0.3)

Total current position		$1.6	$(12.9)	$2.0	$(8.0)
Total long-term position		2.9	(1.2)	3.1	(1.4)
Total derivatives		$4.5	$(14.1)	$5.1	$(9.4)

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
March 31, 2014	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$1.6	$(3.4)	$-	$(1.8)
Counterparties without offsetting position - assets	-	-	-	-
Counterparties without offsetting position - liabilities	-	(9.5)	-	(9.5)
	1.6	(12.9)	-	(11.3)
Long-term position
Counterparties with offsetting position	1.0	(0.3)	0.7	-
Counterparties without offsetting position - assets	1.9	-	1.9	-
Counterparties without offsetting position - liabilities	-	(0.9)	-	(0.9)
	2.9	(1.2)	2.6	(0.9)
Total derivatives
Counterparties with offsetting position	2.6	(3.7)	0.7	(1.8)
Counterparties without offsetting position - assets	1.9	-	1.9	-
Counterparties without offsetting position - liabilities	-	(10.4)	-	(10.4)
	$4.5	$(14.1)	$2.6	$(12.2)

December 31, 2013
Current position
Counterparties with offsetting position	$1.9	$(4.4)	$-	$(2.5)
Counterparties without offsetting position - assets	0.1	-	0.1	-
Counterparties without offsetting position - liabilities	-	(3.6)	-	(3.6)
	2.0	(8.0)	0.1	(6.1)
Long-term position
Counterparties with offsetting position	0.7	(1.2)	-	(0.5)
Counterparties without offsetting position - assets	2.4	-	2.4	-
Counterparties without offsetting position - liabilities	-	(0.2)	-	(0.2)
	3.1	(1.4)	2.4	(0.7)
Total derivatives
Counterparties with offsetting position	2.6	(5.6)	-	(3.0)
Counterparties without offsetting position - assets	2.5	-	2.5	-
Counterparties without offsetting position - liabilities	-	(3.8)	-	(3.8)
	$5.1	$(9.4)	$2.5	$(6.8)

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net liability of $9.6 million as of March 31, 2014. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

Our payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2014	2013
Commodity contracts	$(11.9)	$(7.6)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	Three Months Ended March 31,
	2014	2013
Interest expense, net	$(1.3)	$(1.7)
Revenues	(6.3)	6.6
	$(7.6)	$4.9

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

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	March 31, 2014	December 31, 2013
Commodity hedges	$(9.4)	$(3.7)
Interest rate hedges	(1.1)	(2.4)

As of March 31, 2014, net losses of $11.0 million on commodity hedges and net losses of $1.1 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

See Note 13 for additional disclosures related to derivative instruments and hedging activities.

Note 13 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments are reported at fair value in our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost in our Consolidated Balance Sheets, with fair value measurements for these instruments provided as supplemental information.

The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swaps and option contracts and fixed-price commodity contracts with certain counterparties. We determine the fair value of our derivative contracts using a discounted cash flow model for swaps and a standard option-pricing model for options, based on inputs that are readily available in public markets. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $33.1 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $13.8 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

The contingent consideration obligation related to our Badlands acquisition is reported at fair value. Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. As such, long-term debt is primarily the other financial instrument for which our carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	Senior secured revolving credit facility and accounts receivable securitization facility are based on carrying value, which approximates fair value as its interest rate is based on prevailing market rates; and

•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

Fair Value Hierarchy

We categorize the inputs to the fair value measurements of financial assets and liabilities using a three-tier fair value hierarchy that prioritizes the significant inputs used in measuring fair value:

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2014
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$3.9	$3.9	$-	$2.6	$1.3
Liabilities from commodity derivative contracts (1)	13.5	13.5	-	12.0	1.5
Badlands contingent consideration liability	-	-	-	-	-
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	81.4	81.4	-	-	-
Senior secured revolving credit facility	355.0	355.0	-	355.0	-
Senior unsecured notes	2,231.2	2,284.0	-	2,284.0	-
Accounts receivable securitization facility	233.5	233.5	-	233.5	-

(1)	The fair value of our derivative contracts in this table is presented on a different basis than the balance sheet presentation as disclosed in Note 12. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the balance sheet presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for balance sheet classification purposes.

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

As of March 31, 2014, we reported certain of our natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of March 31, 2014, we had fourteen natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts Asset /(Liability)
Balance, December 31, 2013	$0.7
Settlements included in Revenue	(0.9)
Balance, March 31, 2014	$(0.2)

There has been no material transfer of assets or liabilities among the three levels of the fair value hierarchy during the three months ended March 31, 2014.

Note 14 — Related Party Transactions

Targa Resources Corp.

We do not have any employees. Targa provides operational, general and administrative and other services to us, associated with our existing assets and assets acquired from third parties. Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing.

The Partnership Agreement between Targa and us, with Targa as the general partner of the Partnership, governs the reimbursement of costs incurred by Targa on behalf of us. Targa charges us for all the direct costs of the employees assigned to our operations, as well as all general and administrative support costs other than (1) costs attributable to Targa’s status as a separate reporting company and (2) costs of Targa providing management and support services to certain unaffiliated spun-off entities. We generally reimburse Targa monthly for cost allocations to the extent that Targa has made a cash outlay.

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended March 31,
	2014	2013
Parent billings of payroll and related costs included in operating expense	$29.9	$26.5
Parent allocation of general & administrative expense	33.4	32.6
Cash distributions to Targa based on unit ownership	41.5	30.7
Contributions from Targa	2.4	2.3

Note 15 — Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and/or regulatory proceedings and certain claims, suits and complaints arising in the ordinary course of business that have been filed or are pending against us. We believe all such matters are without merit or involve amounts which, if resolved unfavorably, would not have a material effect on our financial position, results of operations or cash flows.

Note 16 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Cash:
Interest paid, net of capitalized interest (1)	$23.0	$31.4
Income taxes paid, net of refunds	(0.2)	-
Non-cash:
Deadstock inventory transferred to property, plant and equipment	1.1	4.5
Accrued distribution equivalent rights	0.6	0.3
Changes in receivables from unit offerings	7.1	-
Change in capital accruals	22.7	15.5
Transfers from materials and supplies inventory to property, plant and equipment	0.4	-
Change in ARO cash flow estimate	2.1	0.2

(1)	Interest capitalized on major projects was $6.9 million and $6.1 million for the three months ended March 31, 2014 and 2013.

Note 17 — Segment Information

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

Our Logistics and Marketing division is also referred to as our Downstream Business. Our Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, refined petroleum products and crude oil. It also includes certain natural gas supply and marketing activities in support of our other operations, including services to LPG exporters, as well as transporting natural gas and NGLs.

Our Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products. These assets are generally connected to and supplied in part by our Gathering and Processing segments and are predominantly located in Mont Belvieu, and Galena Park, Texas and Lake Charles, Louisiana.

Our Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products for resale in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; (4) providing propane, butane and services to LPG exporters; and (5) marketing natural gas available to us from our Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of our commodity hedging activities included in operating margin. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column.

Our reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2014
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$45.8	$100.5	$21.0	$1,983.7	$(6.1)	$(0.1)	$2,144.8
Fees from midstream services	40.8	7.7	68.1	91.3	-	0.2	208.1
	86.6	108.2	89.1	2,075.0	(6.1)	0.1	2,352.9
Intersegment revenues
Sales of commodities	400.4	177.0	0.6	130.4	-	(708.4)	-
Fees from midstream services	1.1	-	66.2	7.9	-	(75.2)	-
	401.5	177.0	66.8	138.3	-	(783.6)	-
Revenues	$488.1	$285.2	$155.9	$2,213.3	$(6.1)	$(783.5)	$2,352.9
Operating margin	$94.1	$26.1	$96.6	$64.6	$(6.1)	$-	$275.3
Other financial information:
Total assets	$3,275.1	$385.1	$1,568.7	$614.1	$4.5	$128.8	$5,976.3
Capital expenditures	$98.9	$4.3	$68.6	$3.1	$-	$0.5	$175.4

	Three Months Ended March 31, 2013
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$38.1	$69.6	$32.9	$1,136.5	$6.6	$-	$1,283.7
Fees from midstream services	20.2	8.8	47.1	38.0	-	-	114.1
	58.3	78.4	80.0	1,174.5	6.6	-	1,397.8
Intersegment revenues
Sales of commodities	273.0	151.9	0.9	110.5	-	(536.3)	-
Fees from midstream services	0.9	-	36.6	6.4	-	(43.9)	-
	273.9	151.9	37.5	116.9	-	(580.2)	-
Revenues	$332.2	$230.3	$117.5	$1,291.4	$6.6	$(580.2)	$1,397.8
Operating margin	$53.8	$23.5	$56.3	$34.0	$6.6	$-	$174.2
Other financial information:
Total assets	$2,854.7	$416.3	$1,210.7	$436.9	$21.4	$134.2	$5,074.2
Capital expenditures	$96.1	$6.5	$103.7	$-	$-	$0.6	$206.9

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2014	2013
Sales of commodities
Natural gas	$392.6	$255.3
NGL	1,710.6	963.5
Condensate	28.4	27.1
Petroleum products	20.1	31.3
Derivative activities	(6.9)	6.5
	2,144.8	1,283.7
Fees from midstream services
Fractionating and treating	46.5	27.2
Storage, terminaling, transportation and export	99.6	60.2
Gathering and processing	42.6	18.5
Other	19.4	8.2
	208.1	114.1
Total revenues	$2,352.9	$1,397.8

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended March 31,
	2014	2013
Reconciliation of operating margin to net income:
Operating margin	$275.3	$174.2
Depreciation and amortization expense	(79.5)	(63.9)
General and administrative expense	(35.9)	(34.1)
Interest expense, net	(33.1)	(31.4)
Other, net	5.6	1.4
Income tax expense	(1.1)	(0.9)
Net income	$131.3	$45.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

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

Our Operations

We are a leading provider of midstream natural gas and NGLs service, with a growing presence in crude oil gathering and petroleum terminaling in the United States. In connection with these business activities, we buy and sell natural gas, NGLs and NGL products, crude oil, condensate and refined products.

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;

•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;

•	gathering, storing and terminaling crude oil; and

•	storing, terminaling and selling refined petroleum products.

We report our operations in two divisions: (i) Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. The financial results of our hedging activities are reported in Other.

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and New Mexico and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Marketing division is also referred to as our Downstream Business. Our Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, the storage and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses including services to LPG exporters.  It also includes certain natural gas supply and marketing activities in support of our other operations, as well as transporting natural gas and NGLs.

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

Our Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products for resale in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; (4) providing propane, butane and services to LPG exporters; and (5) marketing natural gas available to us from our Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of our commodity hedging activities included in operating margin.

2014 Year-to-Date Developments

Financing Activities

During 2014, pursuant to the August 2013 EDA, we issued a total of 3,024,901 common units representing total net proceeds of $163.0 million, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. Targa contributed $3.4 million to maintain its 2% general partner interest during this period.

How We Evaluate Our Operations

Our profitability is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

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

Capital Expenditures

Capital projects associated with growth and maintenance projects are closely monitored. Return on investment is analyzed before a capital project is approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approval. We have seen a substantial increase in our total capital spent since 2010 and currently have significant internal growth projects that we closely monitor.

Gross Margin

We define gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program. We define Gathering and Processing gross margin as total operating revenues from (1) the sale of natural gas, condensate, crude and NGLs (2) natural gas and crude oil gathering and service fee revenues and (3) settlement gains and losses on commodity hedges, less product purchases, which consist primarily of producer payments and other natural gas and crude purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees, NGL and natural gas sales, less cost of sales, which consists primarily of NGL and natural gas purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$379.6	$260.3
Operating expenses	(104.3)	(86.1)
Operating margin	275.3	174.2
Depreciation and amortization expenses	(79.5)	(63.9)
General and administrative expenses	(35.9)	(34.1)
Interest expense, net	(33.1)	(31.4)
Income tax expense	(1.1)	(0.9)
Gain on sale or disposition of assets	0.8	0.1
Change in contingent consideration	-	(0.3)
Other, net	4.8	1.6
Targa Resources Partners LP net income	$131.3	$45.3

	Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$316.4	$190.6
Net income attributable to noncontrolling interests	(8.9)	(6.4)
Interest expense, net (1)	29.7	27.4
Change in contingent consideration	-	0.3
Current income tax expense	0.7	0.5
Other (2)	(7.2)	(3.8)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(111.2)	(121.5)
Accounts payable and other liabilities	12.1	45.1
Targa Resources Partners LP Adjusted EBITDA	$231.6	$132.2

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $3.4 million and $4.0 million for three months ended March 31, 2014 and 2013.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation and gain on sale or disposal of assets.

	Three Months Ended March 31,
	2014	2013
	(In millions)

Reconciliation of Net Income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$122.4	$38.9
Interest expense, net	33.1	31.4
Income tax expense	1.1	0.9
Depreciation and amortization expenses	79.5	63.9
Gain on sale or disposition of assets	(0.8)	(0.1)
Change in contingent consideration	-	0.3
Risk management activities	(0.2)	(0.2)
Noncontrolling interests adjustment (1)	(3.5)	(2.9)
Targa Resources Partners LP Adjusted EBITDA	$231.6	$132.2

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of Net Income attributable to Targa Resources Partners LP to Distributable Cash flow:
Net income attributable to Targa Resources Partners LP	$122.4	$38.9
Depreciation and amortization expenses	79.5	63.9
Deferred income tax expense	0.4	0.4
Amortization in interest expense	3.4	4.0
Change in contingent consideration	-	0.3
Gain on sale or disposition of assets	(0.8)	(0.1)
Risk management activities	(0.2)	(0.2)
Maintenance capital expenditures	(13.7)	(21.7)
Other (1)	(2.0)	-
Targa Resources Partners LP distributable cash flow	$189.0	$85.5

(1)	Includes the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	(In millions, except operating statistics and price amounts)

Revenues	$2,352.9	$1,397.8	$955.1	68%
Product purchases	1,973.3	1,137.5	835.8	73%
Gross margin (1)	379.6	260.3	119.3	46%
Operating expenses	104.3	86.1	18.2	21%
Operating margin (2)	275.3	174.2	101.1	58%
Depreciation and amortization expenses	79.5	63.9	15.6	24%
General and administrative expenses	35.9	34.1	1.8	5%
Other operating income	(0.7)	-	(0.7)	-
Income from operations	160.6	76.2	84.4	111%
Interest expense, net	(33.1)	(31.4)	(1.7)	5%
Equity earnings	4.9	1.6	3.3	206%
Other expenses (income)	-	(0.2)	0.2	NM
Income tax expense	(1.1)	(0.9)	(0.2)	22%
Net income	131.3	45.3	86.0	190%
Less: Net income attributable to noncontrolling interests	8.9	6.4	2.5	39%
Net income attributable to Targa Resources Partners LP	$122.4	$38.9	$83.5	215%

Financial and operating data:

Financial data:
Adjusted EBITDA (3)	$231.6	$132.2	$99.4	75%
Distributable cash flow (4)	189.0	85.5	103.5	121%
Capital expenditures	175.4	206.9	(31.5)	(15%)

Operating data:
Crude oil gathered, MBbl/d	74.7	31.5	43.2	137%
Plant natural gas inlet, MMcf/d (5)(6)	2,048.2	2,079.7	(31.5)	(2%)
Gross NGL production, MBbl/d	142.8	133.3	9.5	7%
Export volumes, MBbl/d (7)	115.6	45.8	69.8	152%
Natural gas sales, BBtu/d (6)	867.2	849.7	17.5	2%
NGL sales, MBbl/d	401.0	281.3	119.7	43%
Condensate sales, MBbl/d	3.5	3.4	0.1	0%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(3)	Adjusted EBITDA is net income attributable to Targa Resources Partners LP before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and debt redemptions, early debt extinguishments and asset disposals, non-cash risk management activities related to derivative instruments and changes in the fair value of the Badlands acquisition contingent consideration and the non-controlling interest portion of depreciation and amortization expenses. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(4)	Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases, and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations” and “Non-GAAP Financial Measures.”
(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine terminal that are destined for international markets.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues, including the impact of hedging, increased due to the impact of higher commodity sales prices ($459.8 million), higher commodity volumes ($401.2 million), and higher fee-based and other revenues ($94.1 million).

Higher consolidated gross margin in 2014 was primarily driven by increased export activities and higher fractionation fees in our Logistics and Marketing segments and increased throughput volumes associated with system expansions and higher commodity sales prices in our Field Gathering and Processing segment. This significant growth in our asset base brought a higher level of operating expenses in 2014. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to increased amortization of the Badlands intangible assets and higher depreciation related to the timing of major organic investments placed in service during the last twelve months, including CBF Train 4, Phase I of the international export expansion project and other system expansions.

The increase in general and administrative expenses reflected increased compensation related costs to support our expanding business operations.

The increase in interest expense primarily reflects higher borrowings ($2.3 million) partially offset by increased capitalized interest attributable to our major expansion projects ($0.7 million).

The increase in equity earnings in our investment in GCF was due to higher system product gains at the facility in 2014.

Net income attributable to noncontrolling interests increased as our Versado and CBF joint ventures experienced higher earnings in 2014.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Total
Three Months Ended	(In millions)
March 31, 2014	$94.1	$26.1	$96.6	$64.6	$(6.1)	$275.3
March 31, 2013	53.8	23.5	56.3	34.0	6.6	174.2

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)
Gross margin	$139.0	$91.5	$47.5	52%
Operating expenses	44.9	37.7	7.2	19%
Operating margin	$94.1	$53.8	$40.3	75%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	166.7	152.3	14.4	9%
SAOU	165.9	139.2	26.7	19%
North Texas System	331.3	260.8	70.5	27%
Versado	155.0	160.7	(5.7)	(4%)
Badlands (4)	34.4	16.5	17.9	108%
	853.3	729.5	123.8	17%
Gross NGL production, MBbl/d (3)
Sand Hills	18.2	17.4	0.8	5%
SAOU	24.1	20.6	3.5	17%
North Texas System	33.4	29.0	4.4	15%
Versado	18.9	19.4	(0.5)	(3%)
Badlands	3.1	1.6	1.5	94%
	97.7	88.0	9.7	11%
Crude oil gathered, MBbl/d	74.7	31.5	43.2	137%
Natural gas sales, BBtu/d (3)	426.3	339.2	87.1	26%
NGL sales, MBbl/d	75.5	70.8	4.7	7%
Condensate sales, MBbl/d	2.9	2.9	-	0%
Average realized prices (5):
Natural gas, $/MMBtu	4.64	3.12	1.52	49%
NGL, $/gal	0.86	0.72	0.14	19%
Condensate, $/Bbl	89.30	85.66	3.64	4%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Badlands natural gas inlet represents the total wellhead gathered volume.
(5)	Average realized prices exclude the impact of hedging settlements presented in Other.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The increase in gross margin was primarily due to higher commodity sales prices and increased throughput volumes despite the impact of severe cold weather. The increase in plant inlet volumes was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. Operational issues affected Versado volumes. Badlands crude oil and natural gas volumes increased significantly as a result of our continuing investment to expand and improve gathering and processing capabilities.

Higher operating expenses were driven by volume growth and system expansions and included additional labor costs, ad valorem taxes and compression and system maintenance expenses.

Coastal Gathering and Processing

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)
Gross margin	$36.4	$34.0	$2.4	7%
Operating expenses	10.3	10.5	(0.2)	(2%)
Operating margin	$26.1	$23.5	$2.6	11%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	325.0	341.6	(16.6)	(5%)
VESCO	490.5	534.1	(43.6)	(8%)
Other Coastal Straddles	379.4	474.5	(95.1)	(20%)
	1,194.9	1,350.2	(155.3)	(12%)
Gross NGL production, MBbl/d (3)
LOU	10.0	9.0	1.0	11%
VESCO	23.2	22.9	0.3	1%
Other Coastal Straddles	11.9	13.4	(1.5)	(11%)
	45.1	45.3	(0.2)	0%
Natural gas sales, BBtu/d (3)	287.7	275.1	12.6	5%
NGL sales, MBbl/d	40.5	41.4	(0.9)	(2%)
Condensate sales, MBbl/d	0.5	0.5	-	0%
Average realized prices:
Natural gas, $/MMBtu	5.01	3.45	1.56	45%
NGL, $/gal	0.94	0.84	0.10	12%
Condensate, $/Bbl	97.95	110.44	(12.49)	(11%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The increase in gross margin was primarily due to higher NGL sales prices and a short-term availability of higher average GPM off-system volumes at LOU. The decrease in plant inlet volumes was largely attributable to the decline in other off-system supply volumes and the impact of severe cold weather. Gross NGL production at VESCO during the first quarter 2013 was impacted by a NGL takeaway pipeline volume constraint.

Operating expenses were relatively flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	($ in millions, except operating statistics)
Gross margin	$136.5	$86.5	$50.0	58%
Operating expenses	39.9	30.2	9.7	32%
Operating margin	$96.6	$56.3	$40.3	72%
Operating statistics MBbl/d(1):
Fractionation volumes	312.5	258.0	54.5	21%
LSNG treating volumes	24.5	25.7	(1.2)	(5%)
Benzene treating volumes	24.5	20.9	3.6	17%

(1)	For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Gross margin was significantly higher due to increased LPG export activity and increased fractionation activities, despite the continued impact of third-party ethane rejection. The first quarter of 2014 also included higher reservation fees for both fractionation and LPG export activities. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 115.6 MBbl/d in the first quarter of 2014 compared to 45.8 MBbl/d for the same period last year. This increase was driven by the first phase of our international export expansion project, which was placed into service in September 2013. Higher 2014 fractionation volumes were due to the expansion of fractionation capacity, with CBF Train 4 commencing commercial operations during the third quarter of 2013. Gross margin results also include the impact of higher fuel prices which pass through to operating expenses.

The increase in operating expenses reflects the expansion of our export and fractionation facilities described above and increased power and fuel costs (which have a corresponding impact on higher fractionating and treating fee revenues). These factors were partially offset by higher system product gains.

Marketing and Distribution

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	(In millions, except operating statistics and price amounts)
Gross margin	$77.7	$44.8	$32.9	73%
Operating expenses	13.1	10.8	2.3	21%
Operating margin	$64.6	$34.0	$30.6	90%
Operating statistics (1):
NGL sales, MBbl/d	404.4	283.6	120.8	43%
Average realized prices:
NGL realized price, $/gal	1.14	0.92	0.22	24%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Gross margin increased primarily due to higher LPG export activity (which benefits both the Logistics Assets and Marketing and Distribution segments) and higher NGL marketing and wholesale margins related to a more favorable market environment.

Operating expenses increased primarily due to increased barge and truck maintenance and increased terminal utilization.

Other

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	($ in millions)
Gross margin	$(6.1)	$6.6	$(12.7)
Operating margin	$(6.1)	$6.6	$(12.7)

Other contains the financial effects of our hedging program on operating margin as it represents the cash settlements on our derivative contracts. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from percent of proceeds or liquids processing arrangements by entering into derivative instruments. Because we are essentially forward-selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.

The following table provides a breakdown of the Partnership’s hedge revenue by product:

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	($ in millions)
Natural gas	$(4.1)	$3.3	$(7.4)
NGL	(0.4)	3.5	(3.9)
Crude oil	(1.6)	(0.2)	(1.4)
	$(6.1)	$6.6	$(12.7)

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

As of March 31, 2014, our liquidity consisted of the following:

March 31, 2014
(In millions)
Cash on hand	$81.4
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	233.5
1,514.9
Less: Outstanding borrowings under the TRP Revolver	(355.0)
Outstanding borrowings under the Securitization Facility	(233.5)
Outstanding letters of credit under the TRP Revolver	(97.2)
Total liquidity	$829.2

Other potential capital resources include:

•	Our right to request an additional $300.0 million in commitment increases under the TRP Revolver.

•	Approximately $7.4 million in remaining capacity as of April 18, 2014 to issue common units pursuant to the August 2013 EDA (see Notes 9 and 10 of the “Consolidated Financial Statements”).

•	Our ability to issue debt or equity securities pursuant to shelf registration statements, including availability under our July 2013 Shelf and unlimited amounts under our April 2013 Shelf.

A portion of our capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. While our credit ratings have improved over time, these letters of credit reflect our non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes through 2016 and our NGL and condensate equity volumes through 2014. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Our risk management position has moved from a net liability position of $4.3 million at December 31, 2013 to a net liability position of $9.6 million at March 31, 2014. Aggregate forward prices for commodities are above the fixed prices we currently expect to receive on those derivative contracts, creating this net liability position. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income (“OCI”) until the underlying hedged transactions settle.

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

Working capital decreased $61.5 million, primarily attributable to lower product inventory due to unusually high propane demand and seasonal product sales, which we supplied in part from the Gulf Coast region, and to an overall decline in NGL prices. Other working capital movement factors were largely offsetting: decreased export-related net receivables attributable to lower quarter-end NGL prices and higher gas plant producer settlement payables due to higher natural gas prices, offset by higher cash balances and lower affiliate payables related to the timing of our reimbursements to Targa.

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

Cash Flow

The following table and discussion summarize our Consolidated Cash Flows provided by or used in operating activities, investing activities and financing activities:

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	(In millions)
Net cash provided by (used in):
Operating activities	$316.4	$190.6	$125.8
Investing activities	(193.7)	(227.0)	33.3
Financing activities	(98.8)	70.5	(169.3)

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	(In millions)
Cash flows from operating activities:
Cash received from customers	$2,415.7	$1,474.7	$941.0
Cash received from (paid to) derivative counterparties	(6.8)	6.4	(13.2)
Cash outlays for:
Product purchases	(1,948.5)	(1,149.8)	(798.7)
Operating expenses	(81.0)	(70.1)	(10.9)
General and administrative expenses	(45.1)	(38.8)	(6.3)
Cash distributions from equity investment (1)	4.9	-	4.9
Interest paid, net of amounts capitalized (2)	(23.0)	(31.4)	8.4
Income taxes paid, net of refunds	0.2	-	0.2
Other cash receipts (payments)	-	(0.4)	0.4
Net cash provided by operating activities	$316.4	$190.6	$125.8

(1)	Excludes $2.2 million included in investing activities for three months ended March 31, 2014.
(2)	Net of capitalized interest paid of $6.9 million and $6.1 million included in investing activities for the three months ended March 31, 2014 and 2013.

Higher natural gas prices, sales and logistics fees related to export activities and higher other volumes contributed to increased cash collections in 2014 compared to 2013, as well as higher cash payments to producers for commodity products. The change in cash received related to derivatives reflects higher aggregate commodity prices paid to counterparties compared to the aggregate fixed price we received on those derivative contracts.

Cash Flow from Investing Activities

The decrease in net cash used in investing activities was primarily due to lower cash outlays for current capital expansion projects of $23.5 million.

Cash Flow from Financing Activities

The decrease in net cash provided by financing activities was primarily due to an increase in net payments under the Securitization Facility ($157.6 million) and an increase in distributions to owners ($24.9 million), offset by lower net payments under the TRP Revolver of $15.0 million and the issuance of common units under the August 2013 EDA program.

Our primary financing activities during the three months ended March 31, 2014 and 2013 are summarized in the following tables.

Three Months Ended March 31, 2014	Financing Activity	Source (Use)	Use of proceeds
(In millions)

Various	Net repayments under TRP Revolver	$(40.0)
Various	Net repayments under the Securitization Facility	(46.2)
February	Distributions	(115.8)
Various	Sale of common units - 2013 EDA	110.6	Reduce outstanding borrowings under the TRP Revolver
Various	General partner contributions to maintain 2% interest	1.2	and for general Partnership purposes

Three Months Ended March 31, 2013	Financing Activity	Source (Use)	Use of proceeds
(In millions)

Various	Net repayments under TRP Revolver	$(55.0)
February	Distributions	(90.9)
Various	Sale of common units - 2012 and 2013 EDAs	107.4	Redeem borrowings under 6⅜% Notes, reduce outstanding borrowings under TRP Revolver and general Partnership purposes
Various	General partner contributions to maintain 2% interest	2.3	Reduce outstanding borrowings under the TRP Revolver
Various	Net borrowings under the Securitization Facility	111.4	and for general Partnership purposes

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Notes 9 and 10 of the “Consolidated Financial Statements” included in this Quarterly Report.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of March 31, 2014, such annual minimum amount would have been approximately $157.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in May 2014 for the first quarter of 2014 is $0.7625 per limited partner unit.

The following table details the distributions declared and/or paid during the three months ended March 31, 2014:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per Limited Partner Unit
		Common	Incentive	2%	Total

		(In millions, except per unit amounts)

March 31, 2014	May 15, 2014	$87.2	$31.7	$2.4	$121.3	$0.7625
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475

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

	Three Months Ended March 31,
	2014	2013

Capital expenditures :	(In millions)
Expansion	$161.7	$185.2
Maintenance	13.7	21.7
Gross additions	175.4	206.9
Transfers from materials and supplies inventory to property, plant and equipment	(0.4)	-
Decrease in capital project payables and accruals	22.7	15.5
Cash outlays for capital projects	$197.7	$222.4

We estimate that our total growth capital expenditures for 2014 will be approximately $700 million on a gross basis, and maintenance capital expenditures net to our interest will be approximately $90 million. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We expect to fund future capital expenditures with funds generated from our operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt securities.

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

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A in our 2013 Annual Report on Form 10-K. We added 6,000 MMBtu/d of natural gas hedges for 2014 and 2015 during the first quarter of 2014. For more information on risk management activities, see Note 12 “Derivative Instruments and Hedging Activities” to our consolidated financial statements included elsewhere in this Quarterly Report.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required for this item is provided in Note 15 – Commitments and Contingencies, under the heading “Legal Proceedings”, included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

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

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: May 2, 2014	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)