Form 10-Q
period 2014-06-30
Targa Resources Partners LP
filed 2014-08-01
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 21, 2014, there were 114,743,080 common units representing limited partner interests and 2,343,059 general partner units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$67.3	$57.5
Trade receivables, net of allowances of $0.9 million and $0.9 million	682.2	658.6
Inventories	151.7	150.7
Assets from risk management activities	2.0	2.0
Other current assets	5.5	7.1
Total current assets	908.7	875.9
Property, plant and equipment	6,158.8	5,751.6
Accumulated depreciation	(1,539.4)	(1,406.2)
Property, plant and equipment, net	4,619.4	4,345.4
Intangible assets, net	622.7	653.4
Long-term assets from risk management activities	1.6	3.1
Investment in unconsolidated affiliate	52.3	55.9
Other long-term assets	35.3	37.7
Total assets	$6,240.0	$5,971.4

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$769.0	$721.2
Accounts payable to Targa Resources Corp.	43.7	52.4
Liabilities from risk management activities	12.5	8.0
Total current liabilities	825.2	781.6
Long-term debt	2,961.2	2,905.3
Long-term liabilities from risk management activities	2.5	1.4
Deferred income taxes	13.4	12.1
Other long-term liabilities	56.9	52.6

Commitments and contingencies (see Note 15)

Owners' equity:
Limited partners (114,502,603 and 111,263,207 common units issued and outstanding as of June 30, 2014 and December 31, 2013)	2,158.8	2,001.9
General partner (2,336,789 and 2,270,680 units issued and outstanding as of June 30, 2014 and December 31, 2013)	69.4	62.0
Receivables from unit issuances	(0.3)	-
Accumulated other comprehensive income (loss)	(11.5)	(6.1)
	2,216.4	2,057.8
Noncontrolling interests in subsidiaries	164.4	160.6
Total owners' equity	2,380.8	2,218.4
Total liabilities and owners' equity	$6,240.0	$5,971.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions, except per unit amounts)

Revenues	$2,061.9	$1,441.6	$4,414.8	$2,839.5
Costs and expenses:
Product purchases	1,677.9	1,176.4	3,651.2	2,313.9
Operating expenses	106.6	96.1	210.9	182.1
Depreciation and amortization expenses	85.8	65.7	165.3	129.6
General and administrative expenses	39.1	36.1	74.8	70.3
Other operating (income) expense	(0.4)	4.1	(1.0)	4.2
Income from operations	152.9	63.2	313.6	139.4
Other income (expense):
Interest expense, net	(34.9)	(31.6)	(68.1)	(63.0)
Equity earnings	4.2	2.9	9.1	4.5
Gain (loss) on debt redemptions and amendments	-	(7.4)	-	(7.4)
Other	-	6.5	-	6.3
Income before income taxes	122.2	33.6	254.6	79.8
Income tax (expense) benefit:
Current	(1.0)	(0.5)	(1.7)	(1.0)
Deferred	(0.3)	(0.4)	(0.7)	(0.8)
	(1.3)	(0.9)	(2.4)	(1.8)
Net income	120.9	32.7	252.2	78.0
Less: Net income attributable to noncontrolling interests	12.1	6.4	21.0	12.8
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2

Net income attributable to general partner	$35.8	$25.1	$69.6	$47.9
Net income attributable to limited partners	73.0	1.2	161.6	17.3
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2

Net income per limited partner unit - basic	$0.64	$0.01	$1.43	$0.17
Net income per limited partner unit - diluted	$0.64	$0.01	$1.42	$0.17
Weighted average limited partner units outstanding - basic	114.2	103.9	113.3	102.9
Weighted average limited partner units outstanding - diluted	114.9	104.2	113.9	103.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions)

Net income	$120.9	$32.7	$252.2	$78.0
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(6.8)	21.1	(18.6)	13.6
Settlements reclassified to revenues	4.5	(5.9)	10.8	(12.6)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.1	1.6	2.4	3.3
Other comprehensive income (loss)	(1.2)	16.8	(5.4)	4.3
Comprehensive income (loss)	119.7	49.5	246.8	82.3
Less: Comprehensive income attributable to noncontrolling interests	12.1	6.4	21.0	12.8
Comprehensive income attributable to Targa Resources Partners LP	$107.6	$43.1	$225.8	$69.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Receivables From Unit Issuances	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
	Limited		General
	Partners		Partner
	Common Units	Amount	Units	Amount				Total
	(Unaudited)
	(In millions, except units in thousands)

Balance December 31, 2013	111,263	$2,001.9	2,271	$62.0	$-	$(6.1)	$160.6	$2,218.4
Compensation on equity grants	215	4.9	-	-	-	-	-	4.9
Accrual of distribution equivalent rights	-	(1.4)	-	-	-	-	-	(1.4)
Equity offerings	3,025	163.0	-	-	-	-	-	163.0
Contributions from Targa Resources Corp.	-	-	66	3.7	(0.3)	-	-	3.4
Distributions to noncontrolling interests	-	-	-	-	-	-	(17.2)	(17.2)
Other comprehensive income (loss)	-	-	-	-	-	(5.4)	-	(5.4)
Net income	-	161.6	-	69.6	-	-	21.0	252.2
Distributions	-	(171.2)	-	(65.9)	-	-	-	(237.1)
Balance June 30, 2014	114,503	$2,158.8	2,337	$69.4	$(0.3)	$(11.5)	$164.4	$2,380.8

Balance December 31, 2012	100,096	$1,649.5	2,043	$45.3	$-	$14.8	$150.5	$1,860.1
Compensation on equity grants	13	3.0	-	-	-	-	-	3.0
Accrual of distribution equivalent rights	-	(0.7)	-	-	-	-	-	(0.7)
Equity offerings	5,971	260.3	-	-	(32.8)	-	-	227.5
Contributions from Targa Resources Corp.			122	5.4	(1.4)			4.0
Distributions to noncontrolling interests	-	-	-	-	-	-	(7.4)	(7.4)
Contributions from noncontrolling interests	-	-	-	-	-	-	4.3	4.3
Other comprehensive income (loss)	-	-	-	-	-	4.3	-	4.3
Net income	-	17.3	-	47.9	-	-	12.8	78.0
Distributions	-	(140.6)	-	(45.8)	-	-	-	(186.4)
Balance June 30, 2013	106,080	$1,788.8	2,165	$52.8	$(34.2)	$19.1	$160.2	$1,986.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$252.2	$78.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	6.7	8.0
Compensation on equity grants	4.9	3.0
Depreciation and amortization expense	165.3	129.6
Accretion of asset retirement obligations	2.2	2.0
Deferred income tax expense (benefit)	0.7	0.8
Equity earnings, net of distributions	-	(4.5)
Risk management activities	(0.7)	(0.1)
(Gain) loss on sale or disposition of assets	(1.2)	3.8
(Gain) loss on debt redemptions and amendments	-	7.4
Changes in operating assets and liabilities:
Receivables and other assets	(23.0)	81.0
Inventory	(18.1)	(49.5)
Accounts payable and other liabilities	67.8	(63.8)
Net cash provided by operating activities	456.8	195.7
Cash flows from investing activities
Outlays for property, plant and equipment	(419.6)	(463.4)
Return of capital from unconsolidated affiliate	3.6	-
Other, net	2.3	(10.5)
Net cash used in investing activities	(413.7)	(473.9)
Cash flows from financing activities
Proceeds from borrowings under credit facility	950.0	680.0
Repayments of credit facility	(850.0)	(1,075.0)
Issuance of senior notes	-	625.0
Borrowings from accounts receivable securitization facility	67.8	207.7
Repayments of accounts receivable securitization facility	(113.2)	(82.4)
Redemption of senior notes	-	(106.4)
Costs incurred in connection with financing arrangements	(1.7)	(11.7)
Proceeds from equity offerings and general partner contributions	168.1	235.2
Distributions	(237.1)	(186.4)
Contributions from noncontrolling interests	-	4.3
Distributions to noncontrolling interests	(17.2)	(7.4)
Net cash provided by (used in) financing activities	(33.3)	282.9
Net change in cash and cash equivalents	9.8	4.7
Cash and cash equivalents, beginning of period	57.5	68.0
Cash and cash equivalents, end of period	$67.3	$72.7

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa. As of June 30, 2014, Targa owned a 13.1% interest in us in the form of 2,336,789 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC also owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

Reclassifications Affecting Statement of Cash Flows

In conjunction with the integration of Badlands into our financial reporting environment during 2013, we obtained further information about the acquisition date balance sheet, including the nature of the items comprising assumed Accounts payable and accrued liabilities. We determined that certain assumed liabilities related to purchases that, under our accounting policies, are considered capital in nature. Consequently, we made certain refinements to better reflect Badlands cash flow activity on a basis similar to that used for our other operations. As a result of these refinements, certain cash flow activity was presented in our 2013 Form 10-K on a basis different than that utilized for previous quarterly reporting during 2013. In preparing this quarterly report we have made certain measurement period reclassifications to the comparative Statement of Cash Flows for the six months ended June 30, 2013 to conform to the presentation of our Form 10-K, reclassifying $18.9 million related to capital expenditures previously included in Accounts payable and other liabilities of operating activities to Outlays for property, plant and equipment in investing activities, as shown below.

	Six Months Ended June 30, 2013
Revised line items Consolidated Statement of Cash Flows	As Reported	Reclassification	Revised
Cash flows from operating activities
Changes in operating assets and liabilities:
Accounts payable and other liabilities	$(82.7)	$18.9	$(63.8)
Net cash provided by operating activities	176.8	18.9	195.7

Cash flows from investing activities:
Changes in investing assets and liabilities:
Outlays for property, plant and equipment	(444.5)	(18.9)	(463.4)
Net cash used in investing activities	(455.0)	(18.9)	(473.9)

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant updates or revisions to these policies during the three months ended June 30, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results.  The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This amendment has no impact on our current disclosures, but will in the future if we dispose of any individually significant components.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The update also creates a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The new revenue standard requires that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entities expect to be entitled in exchange for those goods or services. To achieve that core principle, the standard requires a five-step process of identifying the contracts with customers, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, the performance obligations are satisfied. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The revenue recognition standard will be effective for us starting in the first quarter of 2017. Early adoption is not permitted. We must retroactively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in our first quarter report in 2017. We have commenced our analysis of the new standard and its impact on our revenue recognition practices.

Note 4 — Inventories

The components of inventories consisted of the following:

	June 30, 2014	December 31, 2013
Commodities	$138.6	$136.4
Materials and supplies	13.1	14.3
	$151.7	$150.7

Note 5 — Property, Plant and Equipment and Intangible Assets

			Estimated useful life
	June 30, 2014	December 31, 2013	(In Years)
Gathering systems	$2,332.5	$2,230.1	5 to 20
Processing and fractionation facilities	1,824.7	1,598.0	5 to 25
Terminaling and storage facilities	863.3	715.2	5 to 25
Transportation assets	339.9	294.7	10 to 25
Other property, plant and equipment	130.8	121.3	3 to 25
Land	89.9	89.5	-
Construction in progress	577.7	702.8	-
Property, plant and equipment	6,158.8	5,751.6
Accumulated depreciation	(1,539.4)	(1,406.2)
Property, plant and equipment, net	$4,619.4	$4,345.4

Intangible assets	$681.8	$681.8	20
Accumulated amortization	(59.1)	(28.4)
Intangible assets, net	$622.7	$653.4

Intangible assets consist of customer contracts and customer relationships acquired in our Badlands business acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisition based on the present value of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

Amortization expense attributable to these intangible assets is recorded using a method that closely reflects the cash flow pattern underlying the intangible asset valuation. The estimated annual amortization expense for these intangible assets is approximately $61.4 million, $80.1 million, $88.3 million, $81.5 million and $67.8 million for each of years 2014 through 2018.

Note 6 — Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

Six Months Ended June 30, 2014
Beginning of period	$50.5
Change in cash flow estimate	2.1
Accretion expense	2.2
End of period	$54.8

Note 7 — Investment in Unconsolidated Affiliate

At June 30, 2014 our unconsolidated investment consisted of a 38.8% ownership interest in Gulf Coast Fractionators LP (“GCF”).

The following table shows the activity related to our investment in GCF:

Six Months Ended
June 30, 2014
Beginning of period	$55.9
Equity earnings	9.1
Cash distributions (1)	(12.7)
End of period	$52.3

(1)	Includes $3.6 million distributions received in excess of our share of cumulative earnings that are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 8 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Commodities	$574.4	$520.8
Other goods and services	130.8	145.1
Interest	35.7	35.8
Compensation and benefits	1.9	1.3
Income and other taxes	19.6	11.1
Other	6.6	7.1
	$769.0	$721.2

Note 9 — Debt Obligations

	June 30, 2014	December 31, 2013
Senior secured revolving credit facility, variable rate, due October 2017 (1)	$495.0	$395.0
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(26.7)	(28.0)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Accounts receivable securitization facility, due December 2014 (2)	234.3	279.7
Total long-term debt	$2,961.2	$2,905.3

Letters of credit outstanding (1)	$94.6	$86.8

(1)	As of June 30, 2014, availability under our $1.2 billion senior secured revolving credit facility was $610.4 million.
(2)	All amounts outstanding under the Securitization Facility are reflected as long-term debt in our balance sheet because we have the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2014:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	1.9% - 4.5%	2.1%
Accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of June 30, 2014, we were in compliance with the covenants contained in our various debt agreements.

Note 10 — Partnership Units and Related Matters

Public Offerings of Common Units

During the six months ended June 30, 2014, we issued 3,024,901 common units under an equity distribution agreement entered into in August 2013 (the “August 2013 EDA”), receiving net proceeds of $163.0 million. Targa contributed $3.4 million to us to maintain its 2% general partner interest.

In May 2014, we entered into an additional equity distribution agreement under our July 2013 Shelf (the “May 2014 EDA”), with Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $400 million of our common units.

Subsequent Event

In July 2014, we issued 94,253 common units and 212,966 common units under the August 2013 EDA and May 2014 EDA, receiving total net proceeds of $20.9 million. Targa contributed $0.4 million to us to maintain its 2% general partner interest. As of July 21, 2014, approximately $385.4 million of the aggregate offering amount remained available for sale pursuant to the May 2014 EDA.

Distributions

In accordance with the Partnership Agreement, we must distribute all of our available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by us for the six months ended June 30, 2014.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per Limited Partner Unit
		Common	Incentive	2%	Total
		(In millions, except per unit amounts)

June 30, 2014	August 14, 2014	$89.5	$33.7	$2.5	$125.7	$0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	0.7625
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475

Note 11 — Earnings per Limited Partner Unit

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per limited partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$120.9	$32.7	$252.2	$78.0
Less: Net income attributable to noncontrolling interests	12.1	6.4	21.0	12.8
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2

Net income attributable to general partner	$35.8	$25.1	$69.6	$47.9
Net income attributable to limited partners	73.0	1.2	161.6	17.3
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2

Weighted average units outstanding - basic	114.2	103.9	113.3	102.9

Net income available per limited partner unit - basic	$0.64	$0.01	$1.43	$0.17

Weighted average units outstanding	114.2	103.9	113.3	102.9
Dilutive effect of unvested stock awards	0.7	0.3	0.6	0.2
Weighted average units outstanding - diluted	114.9	104.2	113.9	103.1

Net income available per limited partner unit - diluted	$0.64	$0.01	$1.42	$0.17

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

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on the New York Mercantile Exchange (“NYMEX”) futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This necessarily exposes us to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes. Hedge ineffectiveness was immaterial for all periods presented.

At June 30, 2014, the notional volumes of our commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2014	2015	2016
Natural Gas	Swaps	MMBtu/d	66,050	50,551	25,500
NGL	Swaps	Bbl/d	1,125	-	-
Condensate	Swaps	Bbl/d	2,450	-	-

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

The following schedules reflect the fair values of our derivative instruments and their location in our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of June 30, 2014		Fair Value as of December 31, 2013
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$1.2	$11.9	$2.0	$7.7
	Long-term	1.6	2.5	3.1	1.4
Total derivatives designated as hedging instruments		$2.8	$14.4	$5.1	$9.1

Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.8	$0.6	$-	$0.3
Total derivatives not designated as hedging instruments		$0.8	$0.6	$-	$0.3

Total current position		$2.0	$12.5	$2.0	$8.0
Total long-term position		1.6	2.5	3.1	1.4
Total derivatives		$3.6	$15.0	$5.1	$9.4

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
June 30, 2014	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$1.4	$9.3	$-	$7.9
Counterparties without offsetting position - assets	0.6	-	0.6	-
Counterparties without offsetting position - liabilities	-	3.2	-	3.2
	2.0	12.5	0.6	11.1
Long-term position
Counterparties with offsetting position	1.3	1.2	0.1	-
Counterparties without offsetting position - assets	0.3	-	0.3	-
Counterparties without offsetting position - liabilities	-	1.3	-	1.3
	1.6	2.5	0.4	1.3
Total derivatives
Counterparties with offsetting position	2.7	10.5	0.1	7.9
Counterparties without offsetting position - assets	0.9	-	0.9	-
Counterparties without offsetting position - liabilities	-	4.5	-	4.5
	$3.6	$15.0	$1.0	$12.4

December 31, 2013
Current position
Counterparties with offsetting position	$1.9	$4.4	$-	$2.5
Counterparties without offsetting position - assets	0.1	-	0.1	-
Counterparties without offsetting position - liabilities	-	3.6	-	3.6
	2.0	8.0	0.1	6.1
Long-term position
Counterparties with offsetting position	0.7	1.2	-	0.5
Counterparties without offsetting position - assets	2.4	-	2.4	-
Counterparties without offsetting position - liabilities	-	0.2	-	0.2
	3.1	1.4	2.4	0.7
Total derivatives
Counterparties with offsetting position	2.6	5.6	-	3.0
Counterparties without offsetting position - assets	2.5	-	2.5	-
Counterparties without offsetting position - liabilities	-	3.8	-	3.8
	$5.1	$9.4	$2.5	$6.8

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of our derivative instruments was a net liability of $11.4 million as of June 30, 2014. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

Our payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commodity contracts	$(6.8)	$21.1	$(18.6)	$13.6

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense, net	$(1.1)	$(1.6)	$(2.4)	$(3.3)
Revenues	(4.5)	5.9	(10.8)	12.6
	$(5.6)	$4.3	$(13.2)	$9.3

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

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	June 30, 2014	December 31, 2013
Commodity hedges (1)	$(11.5)	$(3.7)
Interest rate hedges	-	(2.4)

(1)	Includes net losses of $10.7 million related to contracts that will be settled and reclassified to revenue over the next 12 months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $33.0 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $10.1 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

The contingent consideration obligation related to our Badlands acquisition is reported at fair value. As of June 30, 2014, the contingent consideration fully expired with no payment due. Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. As such, long-term debt is primarily the other financial instrument for which our carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2014
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$3.5	$3.5	$-	$3.0	$0.5
Liabilities from commodity derivative contracts (1)	14.9	14.9	-	12.4	2.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	67.3	67.3	-	-	-
Senior secured revolving credit facility	495.0	495.0	-	495.0	-
Senior unsecured notes	2,231.9	2,369.0	-	2,369.0	-
Accounts receivable securitization facility	234.3	234.3	-	234.3	-

(1)	The fair value of our derivative contracts in this table is presented on a different basis than the balance sheet presentation as disclosed in Note 12. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the balance sheet presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for balance sheet classification purposes.

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

As of June 30, 2014, we reported certain of our natural gas swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of June 30, 2014, we had fifteen natural gas swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts Asset /(Liability)
Balance, December 31, 2013	$0.7
Settlements included in Revenue	(2.7)
Balance, June 30, 2014	$(2.0)

There has been no transfer of assets or liabilities among the three levels of the fair value hierarchy during the six months ended June 30, 2014.

Note 14 — Relationship with Targa

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Targa billings of payroll and related costs included in operating expense	$31.6	$27.2	$61.5	$53.8
Targa allocation of general & administrative expense	23.2	22.7	46.0	45.2
Cash distributions to Targa based on unit ownership	44.0	33.0	85.5	63.7
Contributions from Targa	1.0	1.7	3.4	4.0

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

Contingent Consideration

Pursuant to the Membership Interest Purchase and Sale Agreement (“MIPSA”), our acquisition of Badlands was subject to a contingent payment of $50 million (the “contingent consideration”) if aggregate crude oil gathering volumes exceeded certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold is not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates under the acquisition method of accounting. At December 31, 2012, we recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA.

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of June 30, 2013, the contingent consideration was re-estimated to be $9.1 million, a decrease of $6.2 million, reflecting at that time management’s updated assessment. The contingent period expired June 2014, with no contingent thresholds obtained.

Note 16 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Cash:
Interest paid, net of capitalized interest (1)	$61.4	$54.6
Income taxes paid, net of refunds	2.0	2.3
Non-cash Investing and Financing balance sheet movements:
Deadstock commodity inventories transferred to property, plant and equipment	15.9	22.2
Accrued distribution equivalent rights on equity awards under share compensation arrangements	1.4	0.7
Change in receivables from equity issuances	0.3	34.2
Change in capital expenditure accruals	30.1	20.8
Transfers from materials and supplies inventory to property, plant and equipment	1.4	-
Change in ARO liability and property, plant and equipment due to revised future ARO cash flow estimate	2.1	1.4

(1)	Interest capitalized on major projects was $11.5 million and $14.8 million for the six months ended June 30, 2014 and 2013.

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

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and Southeast New Mexico and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Our Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products. These assets are generally connected to and supplied in part by our Gathering and Processing segments and are predominantly located in Mont Belvieu and Galena Park, Texas and Lake Charles, Louisiana.

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

Our reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2014
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$62.9	$89.7	$28.9	$1,644.7	$(4.0)	$-	$1,822.2
Fees from midstream services	43.1	10.5	72.7	113.4	-	-	239.7
	106.0	100.2	101.6	1,758.1	(4.0)	-	2,061.9
Intersegment revenues
Sales of commodities	381.9	163.4	0.8	137.0	-	(683.1)	-
Fees from midstream services	1.1	-	72.3	7.6	-	(81.0)	-
	383.0	163.4	73.1	144.6	-	(764.1)	-
Revenues	$489.0	$263.6	$174.7	$1,902.7	$(4.0)	$(764.1)	$2,061.9
Operating margin	$97.7	$21.8	$108.6	$53.3	$(4.0)	$-	$277.4
Other financial information:
Total assets (1)	$3,338.6	$377.0	$1,606.0	$799.4	$3.5	$115.5	$6,240.0
Capital expenditures	$128.4	$3.1	$67.5	$15.5	$-	$1.0	$215.5

(1)	Corporate assets primarily include investment in unconsolidated subsidiaries and debt issuance costs associated with our long-term debt.

	Three Months Ended June 30, 2013
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$51.1	$83.1	$45.4	$1,142.3	$5.6	$-	$1,327.5
Fees from midstream services	22.6	9.8	47.4	34.3	-	-	114.1
	73.7	92.9	92.8	1,176.6	5.6	-	1,441.6
Intersegment revenues
Sales of commodities	291.0	135.8	0.9	125.7	-	(553.4)	-
Fees from midstream services	0.7	-	33.3	6.1	-	(40.1)	-
	291.7	135.8	34.2	131.8	-	(593.5)	-
Revenues	$365.4	$228.7	$127.0	$1,308.4	$5.6	$(593.5)	$1,441.6
Operating margin	$67.3	$16.7	$52.1	$27.4	$5.6	$-	$169.1
Other financial information:
Total assets	$2,950.9	$403.9	$1,303.6	$509.6	$28.8	$125.8	$5,322.6
Capital expenditures	$115.1	$4.3	$114.1	$0.8	$-	$1.4	$235.7

	Six Months Ended June 30, 2014
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$108.7	$190.2	$49.9	$3,628.3	$(10.1)	$-	$3,967.0
Fees from midstream services	83.9	18.2	140.8	204.9	-	-	447.8
	192.6	208.4	190.7	3,833.2	(10.1)	-	4,414.8
Intersegment revenues
Sales of commodities	782.2	340.4	1.4	267.5	-	(1,391.5)	-
Fees from midstream services	2.1	-	138.6	15.4	-	(156.1)	-
	784.3	340.4	140.0	282.9	-	(1,547.6)	-
Revenues	$976.9	$548.8	$330.7	$4,116.1	$(10.1)	$(1,547.6)	$4,414.8
Operating margin	$191.7	$47.8	$205.4	$117.9	$(10.1)	$-	$552.7
Other financial information:
Total assets	$3,338.6	$377.0	$1,606.0	$799.4	$3.5	$115.5	$6,240.0
Capital expenditures	$227.3	$7.4	$136.1	$18.6	$-	$1.5	$390.9

	Six Months Ended June 30, 2013
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and
	Processing	Processing	Assets	Distribution	Other	Eliminations	Total
Revenues
Sales of commodities	$89.2	$152.6	$78.2	$2,278.9	$12.3	$-	$2,611.2
Fees from midstream services	42.8	18.7	94.6	72.2	-	-	228.3
	132.0	171.3	172.8	2,351.1	12.3	-	2,839.5
Intersegment revenues
Sales of commodities	564.0	287.7	1.8	236.2	-	(1,089.7)	-
Fees from midstream services	1.6	-	69.9	12.5	-	(84.0)	-
	565.6	287.7	71.7	248.7	-	(1,173.7)	-
Revenues	$697.6	$459.0	$244.5	$2,599.8	$12.3	$(1,173.7)	$2,839.5
Operating margin	$121.1	$40.1	$108.6	$61.4	$12.3	$-	$343.5
Other financial information:
Total assets	$2,950.9	$403.9	$1,303.6	$509.6	$28.8	$125.8	$5,322.6
Capital expenditures	$211.2	$10.8	$217.8	$0.7	$-	$2.1	$442.6

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales of commodities
Natural gas	$358.3	$347.6	$750.9	$602.8
NGL	1,398.5	896.7	3,109.3	1,860.3
Condensate	41.8	33.0	70.1	60.1
Petroleum products	28.2	44.2	48.3	75.5
Derivative activities	(4.6)	6.0	(11.6)	12.5
	1,822.2	1,327.5	3,967.0	2,611.2
Fees from midstream services
Fractionating and treating	51.7	27.9	98.2	55.1
Storage, terminaling, transportation and export	124.3	47.1	223.9	107.2
Gathering and processing	48.0	26.9	90.6	45.4
Other	15.7	12.2	35.1	20.6
	239.7	114.1	447.8	228.3
Total revenues	$2,061.9	$1,441.6	$4,414.8	$2,839.5

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of operating margin to net income:
Operating margin	$277.4	$169.1	$552.7	$343.5
Depreciation and amortization expense	(85.8)	(65.7)	(165.3)	(129.6)
General and administrative expense	(39.1)	(36.1)	(74.8)	(70.3)
Interest expense, net	(34.9)	(31.6)	(68.1)	(63.0)
Other, net	4.6	(2.1)	10.1	(0.8)
Income tax expense	(1.3)	(0.9)	(2.4)	(1.8)
Net income	$120.9	$32.7	$252.2	$78.0

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

Our Operations

We are a leading provider of midstream natural gas and NGL services, with a growing presence in crude oil gathering and petroleum terminaling in the United States. In connection with these business activities, we buy and sell natural gas, NGLs and NGL products, crude oil, condensate and refined products.

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

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and Southeast New Mexico, and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

2014 Year-to-Date Developments

International Export Expansion Project

During the second quarter of 2014, as part of Phase II of our International Export Expansion Project, we added incremental capacity and operational efficiencies to Phase I of this project via the addition of refrigeration and the completion of another dock. Phase II is expected to be fully operational in the third quarter of 2014 with the addition of a de-ethanizer, which is the final stage of the expansion.

Field Gathering and Processing Segment Expansion

In May 2014, we commenced commercial operations of the 200 MMcf/d cryogenic Longhorn processing plant in North Texas, and in June 2014, we commenced commercial operations of the 200 MMcf/d cryogenic High Plains processing plant in the Permian Basin. These plants will enable North Texas and SAOU to meet increasing production from continued producer activity in North Texas and the eastern side of the Permian Basin.

Condensate Splitter

On March 31, 2014, we announced the approval to construct a condensate splitter at our Channelview Terminal on the Houston Ship Channel. The condensate splitter is supported by a long-term fee based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd.

The approximately $115 million project will have the capability to split approximately 35,000 barrels per day of condensate into its various components, including naptha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components. The project is expected to be completed approximately 18 months after all permits have been obtained.

Train 5

In July 2014, we approved construction of a 100,000 barrel per day fractionation expansion in Mont Belvieu, Texas. The 100,000 barrel per day expansion will be fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park, Texas on the Houston Ship Channel.

All environmental and internal approvals required to commence construction of the expansion are in place, and we expect completion of construction in mid-2016. Construction of the expansion will proceed without disruption to existing operations, and we estimate that total capital expenditures for the expansion and the related infrastructure enhancements at Mont Belvieu should approximate $385 million.

Financing Activities

Through July 2014, pursuant to the August 2013 EDA and May 2014 EDA, we issued a total of 3,332,120 common units representing total net proceeds of $183.9 million, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. Targa contributed $3.8 million to maintain its 2% general partner interest during this period.

On July 21, 2014, Standard & Poor's Ratings Services (“S&P”) raised our corporate credit rating to 'BB+' from 'BB'. At the same time, S&P raised credit rating on our senior unsecured notes to 'BB+' from 'BB'.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results.  The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This amendment has no impact on our current disclosures, but will in the future if we dispose of any individually significant components.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The update also creates a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The new revenue standard requires that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entities expect to be entitled in exchange for those goods or services. To achieve that core principle, the standard requires a five step process of identifying the contracts with customers, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, the performance obligations are satisfied. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The revenue recognition standard will be effective for us starting in the first quarter of 2017. Early adoption is not permitted. We must retroactively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in our the first quarter report in 2017. We have commenced our analysis of the new standard and its impact on our revenue recognition practices.

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

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$384.0	$265.2	$763.6	$525.6
Operating expenses	(106.6)	(96.1)	(210.9)	(182.1)
Operating margin	277.4	169.1	552.7	343.5
Depreciation and amortization expenses	(85.8)	(65.7)	(165.3)	(129.6)
General and administrative expenses	(39.1)	(36.1)	(74.8)	(70.3)
Interest expense, net	(34.9)	(31.6)	(68.1)	(63.0)
Income tax (expense) benefit	(1.3)	(0.9)	(2.4)	(1.8)
Gain (loss) on sale or disposition of assets	0.5	(3.9)	1.2	(3.8)
Gain (loss) on debt redemptions and amendments	-	(7.4)	-	(7.4)
Change in contingent consideration	-	6.5	-	6.2
Other, net	4.1	2.7	8.9	4.2
Targa Resources Partners LP net income	$120.9	$32.7	$252.2	$78.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of net cash provided by Targa Resources
Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$140.4	$5.1	$456.8	$195.7
Net income attributable to noncontrolling interests	(12.1)	(6.4)	(21.0)	(12.8)
Interest expense, net (1)	31.6	27.6	61.4	55.0
Current income tax expense (benefit)	1.0	0.5	1.7	1.0
Other (2)	(6.8)	(2.2)	(14.0)	(6.2)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivables, inventories and other assets	152.3	90.0	41.1	(31.5)
Accounts payable and other liabilities	(80.0)	11.9	(67.8)	57.6
Targa Resources Partners LP Adjusted EBITDA	$226.4	$126.5	$458.2	$258.8

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $3.3 million and $4.0 million for three months ended June 30, 2014 and 2013, and $6.7 million and $8.0 million for the six months ended June 30, 2014 and 2013.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation and noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Net Income attributable to
Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2
Interest expense, net	34.9	31.6	68.1	63.0
Income tax expense (benefit)	1.3	0.9	2.4	1.8
Depreciation and amortization expenses	85.8	65.7	165.3	129.6
(Gain) loss on sale or disposition of assets	(0.5)	3.9	(1.2)	3.8
(Gain) loss on debt redemptions and amendments	-	7.4	-	7.4
Change in contingent consideration	-	(6.5)	-	(6.2)
Risk management activities	(0.4)	0.2	(0.7)	0.1
Noncontrolling interests adjustment (1)	(3.5)	(3.0)	(6.9)	(5.9)
Targa Resources Partners LP Adjusted EBITDA	$226.4	$126.5	$458.2	$258.8

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Net Income attributable to Targa
Resources Partners LP to Distributable Cash flow:
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$231.2	$65.2
Depreciation and amortization expenses	85.8	65.7	165.3	129.6
Deferred income tax expense (benefit)	0.3	0.4	0.7	0.8
Amortization in interest expense	3.3	4.0	6.7	8.0
(Gain) loss on debt redemptions and amendments	-	7.4	-	7.4
Change in contingent consideration	-	(6.5)	-	(6.2)
(Gain) loss on sale or disposition of assets	(0.5)	3.9	(1.2)	3.8
Risk management activities	(0.4)	0.2	(0.7)	0.1
Maintenance capital expenditures	(20.0)	(21.8)	(33.7)	(43.4)
Other (1)	(2.0)	(0.6)	(3.9)	(0.6)
Targa Resources Partners LP distributable cash flow	$175.3	$79.0	$364.4	$164.7

(1)	Includes the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics)

Revenues	$2,061.9	$1,441.6	$620.3	43%	$4,414.8	$2,839.5	$1,575.3	55%
Product purchases	1,677.9	1,176.4	501.5	43%	3,651.2	2,313.9	1,337.3	58%
Gross margin (1)	384.0	265.2	118.8	45%	763.6	525.6	238.0	45%
Operating expenses	106.6	96.1	10.5	11%	210.9	182.1	28.8	16%
Operating margin (2)	277.4	169.1	108.3	64%	552.7	343.5	209.2	61%
Depreciation and amortization expenses	85.8	65.7	20.1	31%	165.3	129.6	35.7	28%
General and administrative expenses	39.1	36.1	3.0	8%	74.8	70.3	4.5	6%
Other operating (income) expenses	(0.4)	4.1	(4.5)	110%	(1.0)	4.2	(5.2)	124%
Income from operations	152.9	63.2	89.7	142%	313.6	139.4	174.2	125%
Interest expense, net	(34.9)	(31.6)	(3.3)	10%	(68.1)	(63.0)	(5.1)	8%
Equity earnings	4.2	2.9	1.3	45%	9.1	4.5	4.6	102%
Gain (loss) on debt redemptions and amendments	-	(7.4)	7.4	100%	-	(7.4)	7.4	100%
Other income (expense)	-	6.5	(6.5)	100%	-	6.3	(6.3)	100%
Income tax (expense) benefit	(1.3)	(0.9)	(0.4)	44%	(2.4)	(1.8)	(0.6)	33%
Net income	120.9	32.7	88.2	270%	252.2	78.0	174.2	223%
Less: Net income attributable to noncontrolling interests	12.1	6.4	5.7	89%	21.0	12.8	8.2	64%
Net income attributable to Targa Resources Partners LP	$108.8	$26.3	$82.5	314%	$231.2	$65.2	$166.0	255%

Financial and operating data:

Financial data:
Adjusted EBITDA (3)	$226.4	$126.5	$99.9	79%	$458.2	$258.8	$199.4	77%
Distributable cash flow (4)	175.3	79.0	96.3	122%	364.4	164.7	199.7	121%
Capital expenditures	215.5	235.7	(20.2)	9%	390.9	442.6	(51.7)	12%

Operating data:
Crude oil gathered, MBbl/d	83.8	38.3	45.5	119%	79.3	34.9	44.4	127%
Plant natural gas inlet, MMcf/d (5)(6)	2,113.8	2,072.2	41.6	2%	2,081.2	2,075.6	5.6	0%
Gross NGL production, MBbl/d	155.9	131.2	24.7	19%	149.4	132.3	17.1	13%
Export volumes, MBbl/d (7)	159.0	41.2	117.8	286%	137.4	43.0	94.4	220%
Natural gas sales, BBtu/d (6)	879.8	953.1	(73.3)	8%	873.6	901.7	(28.1)	3%
NGL sales, MBbl/d	397.6	282.7	114.9	41%	399.3	282.0	117.3	42%
Condensate sales, MBbl/d	5.0	4.0	1.0	25%	4.3	3.7	0.6	16%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(3)	Adjusted EBITDA is net income attributable to Targa Resources Partners LP before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and debt redemptions, early debt extinguishments and asset disposals, non-cash risk management activities related to derivative instruments and changes in the fair value of the Badlands acquisition contingent consideration and the non-controlling interest portion of depreciation and amortization expenses. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(4)	Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases, and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine terminal that are destined for international markets.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues, including the impact of hedging, increased due to higher commodity volumes ($320.2 million), higher natural gas and NGL commodity sales prices ($174.4 million) and higher fee-based and other revenues ($125.7 million).

Higher consolidated gross margin in 2014 was primarily driven by increased export activities and higher fractionation fees in our Logistics and Marketing segments and increased throughput volumes associated with system expansions and higher commodity sales prices in our Field Gathering and Processing segment. This significant growth in our asset base brought a higher level of operating expenses in 2014. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross margin and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses reflects increased amortization of the Badlands intangible assets and higher depreciation related to the timing of major organic investments placed in service during the last twelve months, including CBF Train 4, Phase I of the international export expansion project, portions of Phase II of the international export expansion project, the Longhorn and High Plains plants and other system expansions.

Higher general and administrative expenses reflect increased compensation related costs to support our expanding business operations.

The decrease in other operating expense primarily relates to losses on asset disposals recorded in 2013, compared to a gain on asset disposals recorded in 2014.

The increase in interest expense was primarily driven by lower capitalized interest allocated to our major expansion projects and higher outstanding borrowings, partially offset by lower overall interest rates.

Higher equity earnings in our investment in GCF was attributable to higher system product gains at the facility in 2014.

Losses on debt redemptions and amendments during 2013 were attributable to premiums paid and write-offs of debt issue costs in connection with the redemption of the 6⅜% Notes.

The other income in 2013 was attributable to the reduction of the contingent consideration liability associated with the Badlands acquisition.

Net income attributable to noncontrolling interests increased as our joint ventures experienced higher earnings in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues, including the impact of hedging, increased due to higher commodity volumes ($723.3 million), higher natural gas and NGL commodity sales prices ($632.5 million) and higher fee-based and other revenues ($219.5 million). The other changes in our results of operations for the six months were primarily driven by the same factors as the three month factors noted above.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Field	Coastal
	Gathering	Gathering		Marketing
	and	and	Logistics	and
	Processing	Processing	Assets	Distribution	Other	Total
Three Months Ended:	(In millions)
June 30, 2014	$97.7	$21.8	$108.6	$53.3	$(4.0)	$277.4
June 30, 2013	67.3	16.7	52.1	27.4	5.6	169.1
Six Months Ended:
June 30, 2014	$191.7	$47.8	$205.4	$117.9	$(10.1)	$552.7
June 30, 2013	121.1	40.1	108.6	61.4	12.3	343.5

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)
Gross margin	$144.1	$110.2	$33.9	31%	$282.9	$201.7	$81.2	40%
Operating expenses	46.4	42.9	3.5	8%	91.2	80.6	10.6	13%
Operating margin	$97.7	$67.3	$30.4	45%	$191.7	$121.1	$70.6	58%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	159.8	162.4	(2.6)	2%	163.2	157.4	5.8	4%
SAOU (4)	177.0	155.1	21.9	14%	171.5	147.2	24.3	17%
North Texas System (5)	357.6	290.8	66.8	23%	344.5	275.9	68.6	25%
Versado	170.2	170.8	(0.6)	0%	162.6	165.8	(3.2)	2%
Badlands (6)	38.1	20.4	17.7	87%	36.3	18.4	17.9	97%
	902.7	799.5	103.2	13%	878.1	764.7	113.4	15%
Gross NGL production, MBbl/d (3)
Sand Hills	18.4	17.5	0.9	5%	18.3	17.5	0.8	5%
SAOU	25.2	22.7	2.5	11%	24.7	21.7	3.0	14%
North Texas System	37.6	32.0	5.6	18%	35.5	30.5	5.0	16%
Versado	21.5	20.6	0.9	4%	20.2	20.0	0.2	1%
Badlands	3.3	1.8	1.5	83%	3.2	1.7	1.5	88%
	106.0	94.6	11.4	12%	101.9	91.4	10.5	11%
Crude oil gathered, MBbl/d	83.8	38.3	45.5	119%	79.3	34.9	44.4	127%
Natural gas sales, BBtu/d (3)	454.7	379.1	75.6	20%	440.6	359.3	81.3	23%
NGL sales, MBbl/d	80.5	67.3	13.2	20%	78.0	69.0	9.0	13%
Condensate sales, MBbl/d	4.1	3.6	0.5	14%	3.5	3.3	0.2	6%
Average realized prices (7):
Natural gas, $/MMBtu	4.24	3.89	0.35	9%	4.43	3.53	0.90	25%
NGL, $/gal	0.77	0.69	0.08	12%	0.81	0.71	0.10	14%
Condensate, $/Bbl	90.36	90.58	(0.22)	0%	89.92	88.40	1.52	2%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(5)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(6)	Badlands natural gas inlet represents the total wellhead gathered volume.
(7)	Average realized prices exclude the impact of hedging settlements presented in Other.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Gross margin improvements in our Field Gathering and Processing segment were fueled by expansion-driven and producer activity-driven throughput increases and higher natural gas and NGL sales prices. The increase in plant inlet volumes was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. The second quarter of 2014 also benefited from the start-up of commercial operations in May at the Longhorn Plant in North Texas and in June at the High Plains Plant in SAOU. Despite operational issues which reduced Sand Hills and Versado plant inlet volumes, NGL production at those operations increased due to higher average GPM gas supply. Badlands crude oil and natural gas volumes increased significantly as a result of our continuing investment to expand and improve gathering and processing capabilities. Higher NGL sales reflect both our expanding operations, as well as the impact of the CBF planned curtailment during the second quarter of 2013 which resulted in a temporary build of y-grade inventory.

Higher operating expenses were driven by volume growth and system expansions and included additional labor costs, ad valorem taxes and compression and system maintenance expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The six month results were impacted by the same factors as discussed above for the three month comparison of 2014 to 2013 with the addition of higher condensate sales prices and the impact of the severe cold weather in the first quarter of 2014 which constrained throughput volumes and increased operating expenses.

Coastal Gathering and Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)
Gross margin	$33.4	$28.6	$4.8	17%	$69.8	$62.6	$7.2	12%
Operating expenses	11.6	11.9	(0.3)	3%	22.0	22.5	(0.5)	2%
Operating margin	$21.8	$16.7	$5.1	31%	$47.8	$40.1	$7.7	19%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	307.5	317.7	(10.2)	3%	316.2	329.5	(13.3)	4%
VESCO	519.9	493.3	26.6	5%	505.3	513.6	(8.3)	2%
Other Coastal Straddles	383.7	468.0	(84.3)	18%	381.6	471.3	(89.7)	19%
	1,211.1	1,279.0	(67.9)	5%	1,203.1	1,314.4	(111.3)	8%
Gross NGL production, MBbl/d (3)
LOU	9.7	8.4	1.3	15%	9.8	8.7	1.1	13%
VESCO	28.4	15.2	13.2	87%	25.8	19.0	6.8	36%
Other Coastal Straddles	11.8	13.1	(1.3)	10%	11.8	13.3	(1.5)	11%
	49.9	36.7	13.2	36%	47.4	41.0	6.4	16%
Natural gas sales, BBtu/d (3)	259.3	285.3	(26.0)	9%	273.4	280.2	(6.8)	2%
NGL sales, MBbl/d	43.1	35.3	7.8	22%	41.8	38.3	3.5	9%
Condensate sales, MBbl/d	0.7	0.3	0.4	133%	0.6	0.4	0.2	50%
Average realized prices:
Natural gas, $/MMBtu	4.65	4.09	0.56	14%	4.84	3.78	1.06	28%
NGL, $/gal	0.83	0.81	0.02	2%	0.88	0.83	0.05	6%
Condensate, $/Bbl	98.57	102.63	(4.06)	4%	98.32	107.19	(8.87)	8%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Higher Coastal Gathering and Processing gross margin was primarily driven by new higher GPM volumes at VESCO and LOU. The decrease in plant inlet volumes at LOU and Coastal Straddles was largely attributable to the decline in leaner other off-system supply volumes. Gross NGL production at VESCO during the second quarter of 2013 was impacted by a NGL takeaway pipeline volume constraint.

Operating expenses were relatively flat.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The increase in Coastal Gathering and Processing gross margin was primarily due to new higher GPM volumes at VESCO and LOU, the short-term availability of higher GPM off-system volumes at LOU and higher NGL sales prices. The decrease in plant inlet volumes was largely attributable to the decline in leaner other off-system supply volumes. Gross NGL production at VESCO during the first six months of 2013 was impacted by a NGL takeaway pipeline volume constraint.

Operating expenses were relatively flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics)

Gross margin	$148.0	$84.7	$63.3	75%	$284.6	$171.3	$113.3	66%
Operating expenses	39.4	32.6	6.8	21%	79.2	62.7	16.5	26%
Operating margin	$108.6	$52.1	$56.5	108%	$205.4	$108.6	$96.8	89%
Operating statistics MBbl/d(1):
Fractionation volumes	346.3	256.6	89.7	35%	329.5	257.3	72.2	28%
LSNG treating volumes	23.2	19.4	3.8	20%	23.8	22.6	1.2	5%
Benzene treating volumes	23.2	16.9	6.3	37%	23.8	18.8	5.0	27%

(1)	For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Logistics Assets gross margin was significantly higher due to increased LPG export activity and increased fractionation activities, despite the continued impact of third-party ethane rejection. The second quarter of 2014 also included higher fractionation reservation fees. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 159.0 MBbl/d in the second quarter of 2014 compared to 41.2 MBbl/d for the same period last year. This increase was driven by the first phase of our international export expansion project, which was placed into service September 2013, and by our second phase expansion project which added incremental capacity and operational efficiency in the second quarter of 2014. The second phase is expected to be fully operational in the third quarter of 2014. Higher 2014 fractionation volumes were due to CBF Train 4 which commenced commercial operations during the third quarter of 2013. In addition, CBF fractionation volumes during the second quarter of 2013 were partially curtailed by a planned maintenance turnaround.  Higher 2014 gross margins also include the impact of higher fuel prices which pass through to operating expenses.

Higher operating expenses reflect the expansion of our export and fractionation facilities described above and increased power and fuel costs (which have a corresponding impact on higher fractionating and treating fee revenues). Partially offsetting these factors were higher system product gains in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The six month results were impacted by the same factors as discussed above for the three month comparison of 2014 to 2013. LPG export volumes averaged 137.4 MBbl/d for the six months ended June 2014 compared to 43.0 MBbl/d for the same six month period of 2013. In addition, the six months ended June 2014 also included higher reservation fees for both fractionation and LPG export activities.

Marketing and Distribution

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)
Gross margin	$65.7	$37.2	$28.5	77%	$143.4	$82.0	$61.4	75%
Operating expenses	12.4	9.8	2.6	27%	25.5	20.6	4.9	24%
Operating margin	$53.3	$27.4	$25.9	95%	$117.9	$61.4	$56.5	92%
Operating statistics (1):
NGL sales, MBbl/d	403.0	282.9	120.1	42%	403.7	283.3	120.4	42%
Average realized prices:
NGL realized price, $/gal	0.92	0.84	0.08	10%	1.03	0.88	0.15	17%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Marketing and Distribution gross margin increased primarily due to higher LPG export activity (which benefits both the Logistics Assets and Marketing and Distribution segments) and higher NGL marketing activities.

Operating expenses increased primarily due to increased barge and terminal maintenance, partially offset by lower truck utilization.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The six month results were impacted by the same factors as discussed above for the three month comparison of 2014 to 2013.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	($ in millions)
Gross margin	$(4.0)	$5.6	$(9.6)	$(10.1)	$12.3	$(22.4)
Operating margin	$(4.0)	$5.6	$(9.6)	$(10.1)	$12.3	$(22.4)

Other contains the financial effects of our hedging program on operating margin as it represents the cash settlements on our derivative contracts. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from percent of proceeds or liquid processing arrangements by entering into derivative instruments. Because we are essentially forward-selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	(In millions, except volumetric data and price amounts)

	Volume Settled	Price Spread	Gain (Loss)	Volume Settled	Price Spread	Gain (Loss)	2014 vs. 2013
Natural Gas (MMBtu)	5.3	$(0.46)	$(2.4)	2.4	$0.61	$1.5	$(3.9)
NGL (MMBbl)	4.3	0.12	0.5	21.6	0.21	4.6	(4.1)
Crude Oil (MMBbl)	0.2	(11.12)	(2.5)	0.2	(0.89)	(0.1)	(2.4)
Non-Hedge Accounting (1)			0.2			(0.3)	0.5
Ineffectiveness (2)			0.2			(0.1)	0.3
			$(4.0)			$5.6	$(9.6)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	(In millions, except volumetric data and price amounts)

	Volume Settled	Price Spread	Gain (Loss)	Volume Settled	Price Spread	Gain (Loss)	2014 vs. 2013
Natural Gas (MMBtu)	9.8	$(0.70)	$(6.8)	4.7	$0.98	$4.7	$(11.5)
NGL (MMBbl)	8.6	0.02	0.1	43.0	0.19	8.1	(8.0)
Crude Oil (MMBbl)	0.4	(8.95)	(4.0)	0.3	(0.94)	(0.2)	(3.8)
Non-Hedge Accounting (1)			0.5			(0.2)	0.7
Ineffectiveness (2)			0.1			(0.1)	0.2
			$(10.1)			$12.3	$(22.4)

(1)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(2)	Ineffectiveness primarily relates to certain crude hedging contracts.

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

As of June 30, 2014 our liquidity consisted of the following:

June 30, 2014
(In millions)
Cash on hand	$67.3
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	234.3
1,501.6
Less: Outstanding borrowings under the TRP Revolver	(495.0)
Outstanding borrowings under the Securitization Facility	(234.3)
Outstanding letters of credit under the TRP Revolver	(94.6)
Total liquidity	$677.7

Other potential capital resources include:

•	Our right to request an additional $300 million in commitment increases under the TRP Revolver.

•	Approximately $385.4 million in remaining capacity as of July 21, 2014 to issue common units pursuant to the May 2014 EDA (see Notes 9 and 10 of the “Consolidated Financial Statements”).

•	Our ability to issue debt or equity securities pursuant to shelf registration statements, including availability under our July 2013 Shelf and unlimited amounts under our April 2013 Shelf.

A portion of our capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. While our credit ratings have improved over time, these letters of credit reflect our non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and S&P. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes through 2016 and our NGL and condensate equity volumes through 2014. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk”. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Our risk management position has moved from a net liability position of $4.3 million at December 31, 2013 to a net liability position of $11.4 million at June 30, 2014. Aggregate forward prices for commodities are above the fixed prices we currently expect to receive on those derivative contracts, creating this net liability position. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income (“OCI”) until the underlying hedged transactions settle.

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

Working capital decreased $10.8 million, primarily attributable to higher plant settlements due to higher commodity volumes and higher gas prices. The effect of higher LPG export volumes was mitigated by lower quarter-end NGL prices. Other working capital factors include higher cash balances and lower affiliate payables related to the timing of our reimbursements to Targa, offset by higher ad valorem taxes and increased liabilities from risk management activities.

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

Cash Flow

The following table and discussion summarize our Consolidated Cash Flows provided by or used in operating activities, investing activities and financing activities:

	Six Months Ended June 30,
	2014	2013	Cash Flow Increase (Decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$456.8	$195.7	$261.1
Investing activities	(413.7)	(473.9)	60.2
Financing activities	(33.3)	282.9	(316.2)

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	Six Months Ended June 30,
	2014	2013	Cash Flow Increase (Decrease)

	(In millions)
Cash flows from operating activities:
Cash received from customers	$4,440.3	$2,900.3	$1,540.0
Cash received from (paid to) derivative counterparties	(11.6)	12.3	(23.9)
Cash outlays for:
Product purchases	3,670.3	2,421.8	1,248.5
Operating expenses	170.4	156.8	13.6
General and administrative expenses	76.7	87.7	(11.0)
Cash distributions from equity investment (1)	(9.1)	-	(9.1)
Interest paid, net of amounts capitalized (2)	61.4	54.6	6.8
Income taxes paid, net of refunds	2.0	2.3	(0.3)
Other cash (receipts) payments	0.2	(6.3)	6.5
Net cash provided by operating activities	$456.8	$195.7	$261.1

(1)	Excludes $3.6 million included in investing activities for six months ended June 30, 2014.
(2)	Net of capitalized interest paid of $11.5 million and $14.8 million included in investing activities for the six months ended June 30, 2014 and 2013.

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

Cash Flow from Investing Activities

The decrease in net cash used in investing activities was primarily due to lower cash outlays for current capital expansion projects of $42.0 million.

Cash Flow from Financing Activities

The increase in net cash used in financing activities was primarily due to an increase in net repayments under the Securitization Facility ($170.7 million), an increase in distributions to owners ($50.7 million), and a decrease in proceeds from less equity offerings ($67.1 million).

Our primary financing activities during the six months ended 2014 and 2013 are summarized in the following tables.

Six Months Ended June 30, 2014	Financing Activity	Source (Use)	Use of proceeds
(In millions)

Various	Net proceeds under TRP Revolver	$100.0	For general Partnership purposes
Various	Net repayments under the Securitization Facility	(45.4)
Various	Distributions	(237.1)
Various	Sale of common units - 2013 EDA	164.7	Reduce outstanding borrowings under the TRP Revolver and for general Partnership purposes
Various	General partner contributions to maintain 2% interest	3.4

Six Months Ended June 30, 2013	Financing Activity	Source (Use)	Use of proceeds
(In millions)

May	Issuance of the 4¼% Notes in May 2013	$618.1	Redeem borrowings under 11¼% Notes; reduce outstanding borrowings under TRP Revolver and for general Partnership purposes
June	Redemption of $100.0 million - 6⅜% Notes	(106.4)
Various	Net repayments under TRP Revolver	(395.0)
Various	Distributions	(186.4)
Various	Sale of common units - 2012 and 2013 EDAs	231.2	Redeem borrowings under 6⅜% Notes, reduce outstanding borrowings under TRP Revolver and general Partnership purposes

Various	General partner contributions to maintain 2% interest	4.0	Reduce outstanding borrowings under the TRP Revolver and for general Partnership purposes
Various	Net borrowings under the Securitization Facility	125.3

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Notes 9 and 10 of the “Consolidated Financial Statements” included in this Quarterly Report.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of June 30, 2014, such annual minimum amount would have been approximately $158.1 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in August 2014 for the second quarter of 2014 is $0.7800 per limited partner unit.

The following table details the distributions declared and/or paid during the six months ended June 30, 2014:

		Distributions
		Limited Partners	General Partner			Distributions per Limited
Three Months Ended	Date Paid or to be Paid	Common	Incentive	2%	Total	Partner Unit
		(In millions, except per unit amounts)

June 30, 2014	August 14, 2014	$89.5	$33.7	$2.5	$125.7	$0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	0.7625
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475

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

	Six Months Ended June 30,
	2014	2013
Capital expenditures :	(In millions)
Expansion	$357.2	$399.2
Maintenance	33.7	43.4
Gross additions	390.9	442.6
Transfers from materials and supplies inventory to property, plant and equipment	(1.4)	-
Decrease in capital project payables and accruals	30.1	20.8
Cash outlays for capital projects	$419.6	$463.4

We estimate that our total growth capital expenditures for 2014 will be approximately $780 million on a gross basis, and maintenance capital expenditures net to our interest will be approximately $90 million. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We expect to fund future capital expenditures with funds generated from our operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A in our 2013 Annual Report on Form 10-K. We added 18,000 MMBtu/d of natural gas hedges for 2014 and 16,000 MMBtu/d of natural gas hedges for 2015 during the six months ended June 30, 2014. For more information on risk management activities, see Note 12 “Derivative Instruments and Hedging Activities” to our consolidated financial statements included elsewhere in this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Partnership Tax Matters

On May 19, 2014, Targa Resources GP LLC  (“Targa”) received a Notice of Beginning of Administrative Proceeding (“NBAP”) relating to the Internal Revenue Service’s (“IRS”) audit of TRP’s 2011 Form 1065 federal tax return.  Under IRS regulations, Targa is required to communicate the NBAP to all limited partners who hold less than 1% of the Partnership’s outstanding units (“Non-Notice Partners”) within 75 days of receipt of the NBAP.  To provide the NBAP to its Non-Notice Partners, Targa has posted the NBAP on its website under Tax Matters. To the extent future communications regarding this audit are necessary, they will be provided in the same manner as this NBAP.

We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any material changes in prior year taxable income.

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

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: August 1, 2014	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)