Form 10-K
period 2014-12-31
Targa Resources Partners LP
filed 2015-02-17
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $6,669.0 million on June 30, 2014, based on $71.92 per unit, the closing price of the common units as reported on the New York Stock Exchange (NYSE) on such date.

As of February 6, 2015, there were 118,880,758 common units and 2,426,139 general partner units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors.” in this Annual Report on Form 10-K (“Annual Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	our ability to complete the proposed merger (the “APL Merger”) with Atlas Pipeline Partners, L.P., a Delaware limited partnership (“APL”), and the ability of Targa Resources Corp. (“Targa”) to complete the proposed merger (the “ATLS Merger” and, together with the APL Merger, the “Atlas Mergers”) with Atlas Energy, L.P., a Delaware limited partnership (“ATLS,” and, together with APL, “Atlas”), upon which the closing of the APL Merger is conditioned, on the anticipated terms and time frame;

•	risks relating to obtaining the approval of Targa’s stock issuance in connection with the ATLS Merger by the stockholders of Targa and the approval of the Atlas Mergers by the unitholders of ATLS and APL, as applicable, and to satisfying the other conditions to the consummation of the Atlas Mergers;

•	the potential impact of the announcement or consummation of the Atlas Mergers on our relationships, including with employees, suppliers, customers, competitors and credit rating agencies;

•	our ability and Targa’s ability to integrate with APL and ATLS successfully after consummation of the APL Merger and to achieve anticipated benefits from the proposed transaction;

•	risks relating to any unforeseen liabilities of APL or ATLS;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Item 1A. Risk Factors.” in this Annual Report and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

To provide these services, we operate in two primary divisions: (i) Gathering and Processing, consisting of two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing (also referred to as our Downstream Business), consisting of two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. For a detailed description of these businesses, please see “—Our Business Operations.”

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

Since the completion of the final drop down acquisitions from Targa in 2010, we have grown substantially, with large increases in a number of metrics as of year-end 2014, including total assets (108%), adjusted Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (161%), distributable cash flow (188%) and distributions per unit to our common unitholders (51%). The expansion of our business has been fueled by a combination of major organic growth investments in our businesses and acquisitions.

Organic Growth Projects

We continue to invest significant capital to expand through organic growth projects. We have invested approximately $2.6 billion in growth capital expenditures since 2007, including approximately $0.7 billion in 2014. These expansion investments were distributed across our businesses, with 43% related to Logistics and Marketing and 57% to Gathering and Processing. We will continue to invest in both large and small organic growth projects in 2015, though we expect that the amount of capital expenditures will vary depending on the level of drilling activity around our areas of operations. We currently estimate that we will have $490 to $675 million of estimated growth capital expenditures for announced projects in 2015.

2014 Developments

Logistics and Marketing Segment Expansion

International Exports

In September 2013, we commissioned Phase I of the international export expansion project, which includes our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of this project expanded our export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in Phase I of the expansion is the capability to export international grade low ethane propane. With the completion of Phase I, our capabilities expanded to include loading very large gas carrier (“VLGC”) vessels in addition to the small and medium-sized vessels that we previously loaded for export.

We completed Phase II of this project in stages during 2014, which added incremental capacity and operational efficiencies including refrigeration, another dock, a new pipeline between Mont Belvieu and Galena Park and a de-ethanizer that increased the effective capacity to 7.0 MMBbl per month. The total cost of the international export expansion project was approximately $480 million.

Condensate Splitter or Alternate Project

On March 31, 2014, we announced the approval to construct a condensate splitter at our Channelview Terminal on the Houston Ship Channel. The condensate splitter was supported by a long-term fee-based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd. The initial project would have the capability to split approximately 35 MBbl/d of condensate into its various components, including naptha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components.

Effective December 31, 2014, we and Noble agreed to modify the existing arrangements to build (i) a new terminal with significant storage capacity at the Patriot facility on the Houston Ship Channel; or (ii) a condensate splitter at Channelview with modified timing; or (iii) potentially both projects. We and Noble are evaluating these alternatives including final capabilities, capacities and capital costs. The modifications to the previous arrangements provide for us to receive an upfront payment and an enhanced economic benefit over time. The projects are now expected to be completed by the end of 2016 or 2017, depending on final project scope and on permitting.

Cedar Bayou Fractionator Train 5

In July 2014, we approved construction of a 100 MBbl/d fractionator at our 88%-owned Cedar Bayou Fractionator (“CBF”) in Mont Belvieu, Texas. The 100 MBbl/d expansion will be fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. All environmental and internal approvals required to commence construction of the expansion are in place, construction is underway and we expect completion of construction in mid-2016. Construction of the expansion will proceed without disruption to existing operations, and we estimate that total capital expenditures for the expansion and the related infrastructure enhancements at Mont Belvieu should approximate $385 million.

Field Gathering and Processing Segment

Badlands

During 2013, we invested approximately $250 million to expand our gathering and processing business in the Williston Basin, North Dakota assets. We increased our crude gathering and natural gas gathering operations substantially with the addition of pipelines and associated facilities and added an additional 20 MMcf/d natural gas processing plant. During 2014, we invested approximately $165 million for further expansion of this business, including an additional cryogenic processing plant that will commence operations during the first quarter of 2015 and will bring our total processing capacity to approximately 90 MMcf/d. During 2015, we anticipate that we will invest approximately $125 to $250 million for further expansion of this business.

North Texas, SAOU, and Sand Hills

In May 2014, we commenced commercial operations of the 200 MMcf/d cryogenic Longhorn processing plant in North Texas, and in June 2014, we commenced commercial operations of the 200 MMcf/d cryogenic High Plains processing plant in the Permian Basin. We also completed a 32 mile pipeline to connect our Sand Hills system to the High Plains plant. We believe these projects will enable us to meet increasing production from continued producer activity in the Barnett Shale and the eastern side of  Permian Basin.

Growth Investments in the Permian and Williston Basins

In October 2014, we announced a new 300 MMcf/d cryogenic processing plant with an anticipated start-up in early 2016. This plant will also include related gathering and compression infrastructure in the Delaware Basin, west of our existing Sand Hills gas processing plant.

In October 2014, we announced a 200 MMcf/d cryogenic processing plant to be located in McKenzie County, North Dakota with an anticipated start-up in 2016.

Given the significant decrease in commodity prices and expected reductions in producer activity since those announcements, we are reevaluating the capacity and expected timing for both of these projects.

In the current market environment, the Partnership is actively monitoring producer responses to changes in the commodity price environment and will continue to adjust our growth capital expenditure programs to meet expected producer requirements.

Pending Atlas Mergers

On October 13, 2014, we and Targa announced two proposed merger transactions which would result in the our acquisition of Atlas Pipeline Partners, L.P (APL), a Delaware limited partnership, and the Targa acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership, which owns the APL general partner (the “Transactions”). Upon consummation of these mergers, Targa would relinquish all APL ownership interests and merge the APL general partner into us. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas; a provider of natural gas gathering services in the Appalachian Basin in the northeastern region of the United States and a provider of NGL transportation services in the southwestern region of the United States.

Strategic Rationale:

We believe that the combination of us and APL creates a premier midstream franchise with increased scale, geographic diversity, and creates one of the larger diversified Master Limited Partnerships (“MLPs”) on an enterprise value basis. Highlights include the following:

•	Adds APL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast gathering and processing operations.

•	Combined position across the Permian Basin enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

•	Strong growth outlook with significant announced combined organic growth capital expenditures.

•	Growing NGL production from gathering and processing business supports our leading NGL fractionation and export position.

•	Enhances credit profile and results in an estimated 60-70% pro forma fee-based margin.

•	Underlying growth in the businesses drives incrementally higher distribution and dividend growth.

For more information regarding the transactions, see “Management’s Discussion and Analysis on Financial Information and Results of Operations” and Note 4 to the “Consolidated Financial Statements” beginning on page  F-1  of this Annual Report.

Growth Drivers

We believe our near-term growth will be driven by significant organic growth investments to meet supply and demand fundamentals for our existing businesses and our combined businesses following closing of the Atlas Mergers. We believe our assets are not easily duplicated and are located in active producing areas and near key markets and logistics centers. Over the longer term, we expect our growth will continue to be driven by production from shale plays and by the deployment of shale exploration and production technologies in both liquids-rich natural gas and crude oil resource plays. We expect that third-party acquisitions will also continue to be a focus of our growth strategy.

Strong supply and demand fundamentals for our existing businesses

We believe that, despite recent declines, with current commodity price levels for crude oil, condensate and NGLs, producers in and around our crude oil gathering and natural gas gathering and gas processing areas of operation will continue drilling programs in regions rich in these forms of hydrocarbons, where economics are attractive to producers. Liquids rich gas is prevalent from oil wells in the Wolfberry, Cline and Canyon Sands plays, which are accessible by the SAOU processing business in the Permian Basin; from the oil wells in the Wolfberry and Bone Springs plays and re-development of the Central Basin, which are accessible by the Sand Hills system and the Versado system; from “oilier” portions of the Barnett Shale natural gas play, especially portions of Montague, Cooke, Clay and Wise counties, which are accessible by the North Texas System and from oil wells in the Bakken and Three Forks plays which are accessible by our Badlands business in North Dakota.

The impact of producer activity and resulting NGL supplies from areas rich in crude oil, condensate and NGLs continue to generate demand for our fractionation services at the Mont Belvieu market hub and for LPG export services at our Galena Park Marine Terminal on the Houston Ship Channel. Since 2010, in response to increasing demand, we have added 178 MBbl/d of additional fractionation capacity with the additions of CBF Trains 3 and 4, and have started construction of CBF Train 5 which is expected to add an additional 100 MBbl/d of fractionation capacity starting in mid-2016. We also funded our share of the NGL fractionation expansion at Gulf Coast Fractionators (“GCF”). The strength of demand continues to benefit fractionation service providers in the form of long-term, “take-or-pay” contracts for new and existing fractionation capacity. We believe that the higher volumes of fractionated NGLs will also result in increased demand for other related fee-based services provided by our Downstream Business. Continued demand for fractionation capacity is expected to lead to other growth opportunities.

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

Active drilling and production activity from liquids-rich natural gas shale plays and similar crude oil resource plays

We are actively pursuing natural gas gathering and processing and NGL fractionation opportunities associated with liquids-rich natural gas from shale and other resource plays and are also actively pursuing crude gathering and natural gas gathering and processing and NGL fractionation opportunities from active crude oil resource plays. We believe that our leadership position in the Downstream Business, which includes our fractionation and export services, provides us with a competitive advantage relative to other gathering and processing companies without these capabilities.

Bakken Shale / Three Forks opportunities

The production from the Bakken Shale and Three Forks plays has made the Williston Basin one of the fastest growing crude oil basins in the world. As producers increased their knowledge of the basin, drilling efficiencies and completion techniques have improved and production has increased significantly. Currently, much of the current oil production is transported by truck from wells to terminals to be loaded onto rail cars or injected into pipelines. In addition, much of the current gas production is being flared. We believe that competition with trucking and regulations enacted in 2014 by the state of North Dakota mandating that producers have a plan to capture their natural gas production and reduce flaring provide opportunities to grow volumes and expand our crude gathering and natural gas gathering and processing infrastructure volumes; and that our position in the Williston Basin should allow us to compete for growth opportunities.

Third party acquisitions

While our growth through 2010 was primarily driven by the implementation of a focused drop down strategy, we and Targa also have a record of completing third party acquisitions. Since our formation, our strategy included approximately $6.2 billion in acquisitions and growth capital expenditures of which approximately $1.2 billion was for acquisitions from third-parties (excluding the Atlas Mergers). We expect that third-party acquisitions will continue to be a focus of our growth strategy.

Competitive Strengths and Strategies

We believe that we are well positioned to execute our business strategies due to the following competitive strengths:

Strategically located gathering and processing asset base

Our gathering and processing businesses are predominantly located in active and growth-oriented oil and gas producing basins. Activity in the shale resource plays underlying our gathering assets is driven by oil, condensate and NGL production and generally favorable economics. Increased drilling and production activities in these areas would likely increase the volumes of natural gas and crude oil available to our gathering and processing systems.

Leading fractionation, LPG export and NGL infrastructure position

We are one of the largest fractionators of NGLs in the Gulf Coast. Our primary fractionation assets are located in Mont Belvieu, Texas and to a lesser extent Lake Charles, Louisiana, which are key market centers for NGLs. Most of our fractionation assets are located at Mont Belvieu, the major U.S. hub of NGL infrastructure, which includes a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, takeaway pipelines and other transportation infrastructure. Our Logistics assets, including fractionation facilities, storage wells, our marine export/import terminal and related pipeline systems and interconnects, are also located near and connected to key consumers of NGL products including the petrochemical and industrial markets. The location and interconnectivity of these assets are not easily replicated, and we have sufficient additional capability to expand their capacity. We have extensive experience in operating these assets and developing, permitting and constructing new midstream assets.

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather crude and to gather, process and treat wellhead gas to meet pipeline standards and to extract NGLs for sale into petrochemical, industrial, commercial and export markets. We believe our ability to provide these integrated services provides an advantage in competing for new supplies because we can provide substantially all of the services producers, marketers and others require for moving natural gas and NGLs from wellhead to market on a cost-effective basis. Additionally, we believe that the barriers to enter the midstream sector on a scale similar to ours are reasonably high due to the high cost of replicating assets in key strategic positions, the difficulty of permitting and constructing new midstream assets and the difficulty of developing the expertise necessary to operate them.

High quality and efficient assets

Our gathering and processing systems and Logistics assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurements (essentially all electronic and electronically linked to a central data-base) and operations and maintenance to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient, and reliable operation of our facilities. We intend to continue to pursue new contracts, cost efficiencies and operating improvements of our assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $75 million per year over the last four years. We believe that our assets are well-maintained and anticipate that a similar level of maintenance capital expenditures will be sufficient for us to continue to operate our existing assets in a prudent and cost-effective manner.

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

Our contract portfolio has attractive rate and term characteristics including a significant fee-based component, especially in our Downstream Business and our Badlands operations. Our expected continued growth of the fee-based Downstream and Badlands businesses may result in increasing fee-based cash flow.

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

Experienced and long-term focused management team

Our current executive management team consists largely of individuals who formed Targa in 2004. They possess a breadth and depth of combined experience working in the midstream energy business. Other officers and key operational, commercial and financial employees provide significant experience in the industry and with our assets and businesses.

Attractive cash flow characteristics

We believe that our strategy, combined with our high-quality asset portfolio and strong industry fundamentals, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. Our Field Gathering and Processing segment has a favorable contract mix that is primarily percent-of-proceeds, but also has increasing components of fee-based revenues from natural gas treating and compression across our Field Gathering and Processing Businesses and from essentially fully fee-based crude oil gathering and gas gathering and processing in our Bakken Shale assets. Contracts in our Coastal Gathering and Processing segment are primarily hybrid (percent-of-liquids with a fee floor) or percent-of-liquids contracts. Our favorable contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

We have hedged the commodity price risk associated with a portion of our expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. Historically, these transactions have included both swaps and purchased puts (or floors). The primary purpose of our commodity risk management activities is to hedge our exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. We have intentionally tailored our hedges to approximate specific NGL products and to approximate our actual NGL and residue natural gas delivery points. Although the degree of hedging will vary, we intend to continue to manage some of our exposure to commodity prices by entering into similar hedge transactions. We also monitor and manage our inventory levels with a view to mitigate losses related to downward price exposure.

Asset base well-positioned for organic growth

We believe our asset platform and strategic locations allow us to maintain and potentially grow our volumes and related cash flows as our supply areas continue to benefit from exploration and development. Technology advances have resulted in increased domestic oil and liquids-rich gas drilling and production activity. While recent commodity price levels may impact activity, the location of our assets provides us with access to generally stable natural gas and crude oil supplies and proximity to end-user markets and liquid market hubs while positioning us to capitalize on drilling and production activity in those areas. Our existing infrastructure has the capacity to handle some incremental increases in volumes without significant investments as well as opportunities to leverage existing assets with meaningful expansions. We believe that as domestic supply and demand for natural gas, crude oil and NGLs, and services for each, grows over the long term, our infrastructure will increase in value as such infrastructure takes on increasing importance in meeting that growing supply and demand.

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

Relationship with Targa

Targa has used us as a growth vehicle to pursue the acquisition and expansion of midstream natural gas, NGL, crude oil and other complementary energy businesses and assets as evidenced by our acquisitions of businesses from Targa. However, Targa is not prohibited from competing with us and may evaluate acquisitions and dispositions that do not involve us. In addition, through our relationship with Targa, we have access to a significant pool of management talent, strong commercial relationships throughout the energy industry and access to Targa’s broad operational, commercial, technical, risk management and administrative infrastructure.

As of December 31, 2014, Targa and its named executive officers and directors have a significant ownership interest in us through their ownership of approximately 11.3% limited partner interest and Targa’s 2% general partner interest. In addition, Targa owns incentive distribution rights that entitle Targa to receive an increasing percentage of quarterly distributions of available cash from our operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. The Partnership Agreement governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

We do not have any employees to carry out our operations. Targa employs approximately 1,350 people. See “—Employees.” Targa charges us for all the direct costs of the employees assigned to our operations, as well as all general and administrative support costs other than its direct support costs of being a separate reporting company and its cost of providing management and support services to certain unaffiliated spun-off entities. We generally reimburse Targa for cost allocations to the extent that they have required a current cash outlay by Targa.

Our Challenges

We face a number of challenges in implementing our business strategy. For example:

•	We have a substantial amount of indebtedness which may adversely affect our financial position.

•	Our cash flow is affected by supply and demand for crude oil, natural gas and NGL products and by natural gas, NGL and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.

•	Our long-term success depends on our ability to obtain new sources of supplies of natural gas, crude oil and NGLs, which is subject to certain factors beyond our control. Any decrease in supplies of natural gas, crude oil or NGLs could adversely affect our business and operating results.

•	If we do not successfully integrate assets from acquisitions, our results of operations and financial condition could be adversely affected.

•	If we do not make acquisitions or investments in new assets on economically acceptable terms or efficiently and effectively integrate new assets, our results of operations and financial condition could be adversely affected.

•	We are subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

•	Our growth strategy requires access to new capital. Tightened capital markets or increased competition for investment opportunities could impair our ability to grow.

•	Our hedging activities may not be effective in reducing the variability of our cash flows and may, in certain circumstances, increase the variability of our cash flows.

•	Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

In addition, risks and uncertainties related to the Atlas Mergers and the related transactions include:

•	Our ability to complete the proposed merger of APL and the ability of Targa to complete the proposed merger of ATLS, upon which the closing of the APL Merger is conditioned, on the anticipated terms and time frame.

•	Risks related to obtaining the approval of Targa’s stock issuance in connection with the ATLS Merger by the stockholders of Targa and the approval of the Atlas Mergers by the unitholders of ATLS and APL, as applicable, and to satisfying the other conditions to the consummation of the Atlas Mergers.

•	The potential impact of the announcement or consummation of the Atlas Mergers on relationships, including with employees, suppliers, customers, competitors and credit rating agencies.

•	Our ability to integrate with APL successfully after consummation of the APL Merger and to achieve anticipated benefits from the proposed transaction.

•	Risks relating to any unforeseen liabilities of APL.

•	General economic, market and business conditions.

•	Any acquisition, including the Atlas Mergers, involves potential risks, including, among other things:

▪	the validity of our assumptions about, among other things, revenues and costs, including synergies;

▪	an inability to integrate successfully the businesses we acquire;

▪	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

▪	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

▪	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

▪	the diversion of management’s attention from other business concerns;

▪	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

▪	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

▪	unforeseen difficulties encountered in operating in new geographic areas; and

▪	customer or key employee losses at the acquired businesses.

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

Gathering and Processing Division

Our Gathering and Processing Division consists of gathering, compressing, dehydrating, treating, conditioning, processing, and marketing natural gas and gathering crude oil. The gathering of natural gas consists of aggregating natural gas produced from various wells through small diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through pipelines that are owned by either the gatherers and processors or third parties. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering of crude oil consists of aggregating crude oil production primarily through gathering pipeline systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

We believe our extensive asset base and scope of operations in the regions in which we operate provide us with significant opportunities to add both new and existing natural gas and crude oil production to our areas of operations. We believe our size and scope gives us a strong competitive position through close proximity to a large number of existing and new producing wells in our areas of operations, allowing us to generate economies of scale and to provide our customers with access to our existing facilities and to end-use markets and market hubs. Additionally, we believe our ability to serve our customers’ needs across the natural gas and NGL value chain further augments our ability to attract new customers.

Field Gathering and Processing Segment

In 2014, the Field Gathering and Processing segment gathered and processed natural gas from the Permian Basin in West Texas and Southeast New Mexico, the Fort Worth Basin, including the Barnett Shale, in North Texas and the Williston Basin in North Dakota. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 11,400 miles of natural gas pipelines and include twelve owned and operated processing plants. During 2014, we processed an average of 921.2 MMcf/d of natural gas and produced an average of 105.9 MBbl/d of NGLs. In addition to our natural gas gathering and processing, our Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 125 MBbl.

We believe we are well positioned as a gatherer and processor in the Permian, Fort Worth and Williston Basins. We believe proximity to production and development activities allows us to compete for new supplies of natural gas and crude oil partially because of our lower competitive cost to connect new wells and to process additional natural gas in our existing processing plants and because of our reputation for reliability. Additionally, because we operate all of our plants, which are often interconnected in these regions, we are often able to redirect natural gas among our processing plants, providing operational flexibility and allowing us to optimize processing efficiency and further improve the profitability of our operations.

In October 2014, we announced the approval of the purchase and installation of new processing plants in the Delaware Basin in Texas and the Williston Basin in North Dakota. See “Growth Investments in the Permian and Williston Basins.”

The Field Gathering and Processing segment’s operations consist of Sand Hills, Versado, SAOU, North Texas, and Badlands, each as described below:

Sand Hills

The Sand Hills operations consist of the Sand Hills and Puckett gathering systems in West Texas. These systems consist of approximately 1,600 miles of natural gas gathering pipelines. These gathering systems are primarily low-pressure gathering systems with significant compression assets. The Sand Hills refrigerated cryogenic processing plant has a gross processing capacity of 175 MMcf/d and residue gas connections to pipelines owned by affiliates of Enterprise Products Partners L.P. (“EPP”), Kinder Morgan, Inc. (“Kinder Morgan”) and ONEOK, Inc. (“ONEOK”).

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

SAOU

SAOU includes approximately 1,750 miles of pipelines in the Permian Basin that gather natural gas for delivery to the Mertzon, Sterling, Conger and High Plains processing plants. SAOU is connected to thousands of producing wells and over 840 central delivery points. SAOU’s processing facilities are refrigerated cryogenic processing plants with an aggregate processing capacity of approximately 369 MMcf/d. These plants have residue gas connections to pipelines owned by affiliates of Atmos Energy Corporation (“Atmos”), EPP, Kinder Morgan, Northern Natural Gas Company and ONEOK.

North Texas

North Texas includes two interconnected gathering systems with approximately 4,500 miles of pipelines gathering wellhead natural gas for the Chico, Shackelford and Longhorn natural gas processing facilities. These plants have residue gas connections to pipelines owned by affiliates of Atmos, Energy Transfer Fuel LP, EPP and Natural Gas Pipeline Company of America LLC.

The Chico gathering system consists of approximately 2,450 miles of gathering pipelines. Wellhead natural gas is either gathered for the Chico or Longhorn plants located in Wise County, Texas, and then compressed for processing, or it is compressed in the field at numerous compressor stations and then moved via one of several high-pressure gathering pipelines to the Chico or Longhorn plants. The Chico plant has an aggregated processing capacity of 265 MMcf/d and an integrated fractionation capacity of 15 MBbl/d. The Longhorn plant has a capacity of 200 MMcf/d. The Shackelford gathering system includes approximately 2,050 miles of gathering pipelines and gathers wellhead natural gas largely for the Shackelford plant in Albany, Texas. Natural gas gathered from the northern and eastern portions of the Shackelford gathering system is typically compressed in the field at numerous compressor stations and then transported to the Chico plant for processing. The Shackelford plant has an aggregate processing capacity of 13 MMcf/d.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 360 miles of crude oil gathering pipelines, 40 MBbl of operational crude storage capacity at the Johnsons Corner Terminal, and 30 MBbl of operational crude storage capacity at the Alexander Terminal. During 2014, we completed the construction of an additional 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also includes approximately 170 miles of natural gas gathering pipelines and the Little Missouri natural gas processing plant with a gross processing capacity of approximately 50 MMcf/d. A third train is currently being installed at the Little Missouri plant site which will increase processing capacity by an incremental 40 MMcf/d and is expected to be mechanically complete in January 2015. This will bring the total processing capacity to approximately 90 MMcf/d.

During 2014, we invested approximately $165 million to expand our Badlands crude oil gathering and gas gathering and processing systems, including the natural gas processing plant mentioned above.

The following table lists the Field Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2014:

Facility	% Owned	Location	Estimated Gross Processing Capacity (MMcf/d)(1)	Gross Plant Natural Gas Inlet Throughput Volume (MMcf/d) (2) (3)	Gross NGL Production (MBbl/d) (2) (3)	Process Type (4)
Sand Hills
Sand Hills	100	Crane, TX	175.0	158.7	18.0	Cryo	Operated
Puckett (5)			-	6.4	-
		Area Total	175.0
Versado (6) (7)
Saunders	63	Lea, NM	60.0	36.1	4.2	Cryo	Operated
Eunice	63	Lea, NM	95.0	78.2	10.2	Cryo	Operated
Monument	63	Lea, NM	85.0	55.3	6.9	Cryo	Operated
		Area Total	240.0
SAOU
Mertzon	100	Irion, TX	52.0	49.6	7.5	Cryo	Operated
Sterling	100	Sterling, TX	92.0	68.3	10.0	Cryo	Operated
Conger	100	Sterling, TX	25.0	17.4	2.2	Cryo	Operated
High Plains	100	Midland, TX	200.0	99.8	9.6	Cryo	Operated
		Area Total	369.0
North Texas
Chico (8)	100	Wise, TX	265.0	219.7	21.5	Cryo	Operated
Shackelford	100	Shackelford, TX	13.0	9.6	1.2	Cryo	Operated
Longhorn	100	Wise, TX	200.0	143.3	15.4	Cryo	Operated
		Area Total	478.0
Badlands
Little Missouri (9)	100	McKenzie, ND	50.0	38.9	3.5	RA	Operated
	Segment System Total		1,312.0

(1)	Gross processing capacity represents 100% of ownership interests and may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant, except for Badlands which represents the total wellhead gathered volume.
(3)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for plants listed above are based on the number of days operational during 2014. The Longhorn plant and the High Plains plant became fully operational in May 2014 and June 2014 respectively. The Conger plant was idled due to current market conditions in September 2014.
(4)	Cryo – Cryogenic; RA – Refrigerated Absorption Processing.
(5)	Puckett volumes are gathered in our pipelines and processed at third-party plants.
(6)	Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for our consolidated Versado joint venture.
(7)	Includes throughput other than plant inlet, primarily from compressor stations.
(8)	The Chico plant has fractionation capacity of approximately 15 MBbl/d.
(9)	Additional residue compression was added in 2014, bringing the nominal gas plant throughput capacity to 50 MMcf/d. An additional 40 MMcf/d expansion, anticipated for the first quarter of 2015, will increase the nominal capacity to 90 MMcf/d.

Coastal Gathering and Processing Segment

Our Coastal Gathering and Processing segment assets are located in the onshore region of the Louisiana Gulf Coast, accessing natural gas from the Gulf Coast and the Gulf of Mexico. With the strategic location of our assets in Louisiana, we have access to the Henry Hub, the largest natural gas hub in the U.S., and to a substantial NGL distribution system with access to markets throughout Louisiana and the southeast U.S. The Coastal Gathering and Processing segment’s assets consist of LOU and the Coastal Straddles, each as described below. For the year ended 2014, we processed an average of 1,188.4 MMcf/d of plant natural gas inlet and produced an average of 47.1 MBbl/d of NGLs.

LOU

LOU consists of approximately 1,000 miles of onshore gathering system pipelines in Southwest Louisiana. The gathering system is connected to numerous producing wells, central delivery points and/or pipeline interconnects in the area between Lafayette and Lake Charles, Louisiana. The gathering system is a high-pressure gathering system that delivers natural gas for processing to either the Acadia or Gillis plants via three main trunk lines. The processing facilities include the Gillis and Acadia processing plants, both of which are cryogenic plants. The Big Lake plant, also cryogenic, is located near the LOU gathering system. These processing plants have an aggregate processing capacity of approximately 440 MMcf/d. In addition, the Gillis plant has integrated fractionation with operating capacity of approximately 11 MBbl/d which is interconnected with the Lake Charles Fractionator.  The LOU gathering system is also interconnected with the Lowry gas plant, allowing receipt or delivery of gas.

Coastal Straddles

Coastal Straddles process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. Coastal Straddles has access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the Gulf Coast by moving gas from older, less efficient plants to higher efficiency cryogenic plants. For example, in the last two years, the Yscloskey, Stingray and Calumet plants have been shut-down, with most of the producer volumes going to more efficient Targa plants such as our Venice, Lowry and Barracuda plants.

VESCO

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C., we operate the Venice gas plant, which has an aggregate processing capacity of 750 MMcf/d and the Venice Gathering System (“VGS”) that is approximately 150 miles in length and has a nominal capacity of 320 MMcf/d (collectively “VESCO”). VESCO receives unprocessed gas directly or indirectly from seven offshore pipelines and gas gathering systems including the VGS system. VGS gathers natural gas from the shallow waters of the eastern Gulf of Mexico and supplies the VESCO gas plant.

Other Coastal Straddles

Other Coastal Straddles consists of three wholly owned and operated gas processing plants (one now idled) and three partially owned plants which are not operated by us. These plants, having an aggregate processing capacity of approximately 3,255 MMcf/d, are generally situated on mainline natural gas pipelines near the coastline and process volumes of natural gas collected from multiple offshore gathering systems and pipelines throughout the Gulf of Mexico. Coastal Straddles also has ownership in two offshore gathering systems that are operated by us. The Pelican and Seahawk gathering systems have a combined length of approximately 175 miles and a combined capacity of approximately 230 MMcf/d. These systems gather natural gas from the shallow waters of the central Gulf of Mexico and supply a portion of the natural gas delivered to the Barracuda and Lowry processing facilities.

The following table lists the Coastal Gathering and Processing segment’s natural gas processing plants and related volumes for the year ended December 31, 2014:

Facility	% Owned	Location	Estimated Gross Processing Capacity (MMcf/d) (1)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (2) (3) (4)	NGL Production (MBbl/d) (3) (4)	Process Type (5)

LOU
Gillis (6)	100	Calcasieu, LA	180.0	165.6	6.9	Cryo	Operated
Acadia (7)	100	Acadia, LA	80.0	3.2	0.1	Cryo	Operated
Big Lake	100	Calcasieu, LA	180.0	115.7	1.9	Cryo	Operated
		Area Total	440.0

VESCO (8)	76.8	Plaquemines, LA	750.0	509.0	26.0	Cryo	Operated

Other Coastal Straddles (7)
Barracuda	100	Cameron, LA	190.0	126.9	3.7	Cryo	Operated
Lowry	100	Cameron, LA	265.0	138.7	4.0	Cryo	Operated
Terrebone	4.6	Terrebonne, LA	950.0	22.6	0.6	RA	Non-operated
Toca	9.2	St. Bernard, LA	1,150.0	35.4	1.0	Cryo/RA	Non-operated
Sea Robin	0.8	Vermillion, LA	700.0	20.7	0.7	Cryo	Non-operated
Other (10)			-	50.5	2.1
		Area Total	3,255.0

	Consolidated System Total		4,445.0

(1)	Gross processing capacity represents 100% of ownership interests and may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant.
(3)	Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for our consolidated VESCO joint venture and our ownership share of volumes for other partially owned plants which we proportionately consolidate based on our ownership interest which is adjustable subject to an annual redetermination based on our proportionate share of plant production.
(4)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for certain plants listed above are based on the number of days operational during 2014. The Big Lake facility was idled in November 2014 due to current narrow processing spreads.
(5)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(6)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(7)	The Acadia Plant is available and operates as conditions on the LOU system allow.
(8)	VESCO also includes an offshore gathering system with a combined length of approximately 150 miles.
(9)	Coastal Straddles also includes three offshore gathering systems which have a combined length of approximately 300 miles.
(10)	Other includes Neptune volumes processed at third-party plants.

Logistics and Marketing Division

Our Logistics and Marketing Division is also referred to as the Downstream Business. It includes the activities necessary to convert mixed NGLs into NGL products and provide certain value-added services such as the fractionation, storage, terminaling, transportation, exporting, distribution and marketing of NGLs and NGL products; the storing and terminaling of refined petroleum products and crude oil; and certain natural gas supply and marketing activities in support of our other businesses. These products are delivered to end-users through pipelines, barges, ships, trucks and rail cars. End-users of NGL products include petrochemical, refining companies, export markets for propane and butane, and propane markets for heating, cooking or crop drying applications.

Logistics Assets Segment

The Logistics Assets segment uses its platform of integrated assets to receive, fractionate, store, treat, transport and deliver NGLs typically under fee-based arrangements. For NGLs to be used by refineries, petrochemical manufacturers, propane distributors, international export markets and other industrial end-users, they must be fractionated into their component products and delivered to various points throughout the U.S. Our logistics assets are generally connected to, and supplied in part by, our gathering and processing assets and are primarily located at Mont Belvieu and Galena Park near Houston, Texas and in Lake Charles, Louisiana. This segment also contains refined petroleum product and crude oil storage and terminaling facilities in Texas (the Channelview and Patriot Terminals; both on the Houston Ship Channel), Maryland (the Baltimore Terminal), and Washington (the Sound Terminal, located in Tacoma).

Fractionation

After being extracted in the field, mixed NGLs, sometimes referred to as “Y-grade” or “raw NGL mix,” are typically transported to a centralized facility for fractionation where the mixed NGLs are separated into discrete NGL products: ethane, ethane-propane mix, propane, normal butane, iso-butane and natural gasoline.

Our fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two of which we operate, one at Mont Belvieu, Texas and the other at Lake Charles, Louisiana. We have an equity investment in the third fractionator, GCF, also located at Mont Belvieu. We are subject to a consent decree with the Federal Trade Commission, issued December 12, 1996, that, among other things, prevents us from participating in commercial decisions regarding rates paid by third parties for fractionation services at GCF. This restriction on our activity at GCF will terminate on December 12, 2016. In addition to the three stand-alone facilities in the Logistics Assets segment, see the description of fractionation assets in the North Texas System and LOU in our Gathering and Processing division.

We expanded the fractionation capacity of our assets during the last three years with the following projects:

•	CBF Train 4. In August 2013, we commissioned 100 MBbl/d of additional fractionation capacity, Train 4, at CBF, in Mont Belvieu, Texas, at a gross cost of approximately $385 million (our net cost was approximately $345 million). Train 4 is supported by long-term contracts that have certain guaranteed volume commitments or provisions for deficiency payments.

•	GCF expansion. In the second quarter of 2012, GCF, a partnership with Phillips 66 and Devon Energy Corporation in which we own a 38.8% interest, completed an expansion to increase the capacity of its NGL fractionation facility in Mont Belvieu. The gross cost was approximately $92 million (our net cost was approximately $35 million) for an estimated ultimate capacity of approximately 125 MBbl/d.

In August 2014 we began purchasing equipment for Train 5, which is currently under construction. This expansion will add 100 MBbl/d of fractionation capacity. The gross cost of Train 5 is expected to be approximately $385 million and will be supported by supply from Targa’s Gas Processing Division and by long-term contracts with third parties.

Our NGL fractionation business is under fee-based arrangements. These fees are subject to adjustment for changes in certain fractionation expenses, including energy costs. The operating results of our NGL fractionation business are dependent upon the volume of mixed NGLs fractionated, the level of fractionation fees charged and product gains/losses from fractionation.

We believe that sufficient volumes of mixed NGLs will be available for fractionation in commercially viable quantities for the foreseeable future due to increases in NGL production expected from shale plays and other shale-technology-driven resource plays in areas of the U.S. that include North Texas, South Texas, the Permian Basin, Oklahoma and the Rockies and certain other basins accessed by pipelines to Mont Belvieu, as well as from conventional production of NGLs in areas such as the Permian Basin, Mid-Continent, East Texas, South Louisiana and shelf and deep-water Gulf of Mexico. Hydrocarbon dew point specifications implemented by individual natural gas pipelines and the Policy Statement on Provisions Governing Natural Gas Quality and Interchangeability in Interstate Natural Gas Pipeline Company Tariffs enacted in 2006 by the Federal Energy Regulatory Commission (“FERC”) should result in volumes of mixed NGLs being available for fractionation because natural gas requires processing or conditioning to meet pipeline quality specifications. These requirements establish a base volume of mixed NGLs during periods when it might be otherwise uneconomical to process certain sources of natural gas. Furthermore, significant volumes of mixed NGLs are contractually committed to our NGL fractionation facilities.

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

Facility	% Owned	Gross Capacity (MBbl/d) (1)	Gross Throughput for 2014 (MBbl/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA)	100.0	55.0	25.7
Cedar Bayou Fractionator (Mont Belvieu, TX) (2)	88.0	393.0	313.7
Targa LSNG Hydrotreater (Mont Belvieu, TX)	100.0	30.0
LSNG treating volumes			23.4
Benzyne treating volumes			23.4
Non-operated Facilities:
Gulf Coast Fractionators (Mont Belvieu, TX)	38.8	125.0	114.0

(1)	Actual fractionation capacities may also vary due to the Y-grade composition of the gas being processed and does not contemplate ethane rejection.
(2)	Gross capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional butane/gasoline fractionation capacity.

Storage, Terminaling and Petroleum Logistics

In general, our NGL storage assets provide warehousing of mixed NGLs, NGL products and petrochemical products in underground wells, which allows for the injection and withdrawal of such products at various times in order to meet supply and demand cycles. Similarly, our terminaling operations provide the inbound/outbound logistics and warehousing of mixed NGLs, NGL products and petrochemical products in above-ground storage tanks. Our NGL underground storage and terminaling facilities serve single markets, such as propane, as well as multiple products and markets. For example, the Mont Belvieu and Galena Park facilities have extensive pipeline connections for mixed NGL supply and delivery of component NGLs. In addition, some of our facilities are connected to marine, rail and truck loading and unloading facilities that provide services and products to our customers. We provide long and short-term storage and terminaling services and throughput capability to third-party customers for a fee.

Our Petroleum Logistics business owns and operates storage and terminaling facilities in Texas, Maryland and Washington. These facilities primarily not only serve the refined petroleum products and crude oil markets, but also include LPGs and biofuels.

Across the Logistics Assets segment, we own or operate a total of 39 storage wells at our facilities with a net storage capacity of approximately 64 MMBbl, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale terminals that focus on logistics to service the heating market customer base. In September 2013, we commissioned Phase I of our international export expansion project that includes our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of the project expanded our export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in the Phase I expansion was the capability to export international grade low ethane propane. With the completion of Phase I, we also added capabilities to load VLGC vessels alongside the small and medium sized export vessels that we load for export. We completed Phase II of the international export expansion project in the third quarter of 2014, which added approximately 3 MMBbl per month of export capacity. We continue to experience significant demand growth for NGL (primarily propane) exports.

Our fractionation, storage and terminaling business is supported by approximately 900 miles of company-owned pipelines to transport mixed NGLs and specification products.

The following table details the Logistics Assets NGL storage facilities at December 31, 2014:

Facility	% Owned	Location	Number of Permitted Wells		Gross Storage Capacity (MMBbl)
Hackberry Storage (Lake Charles)	100	Cameron, LA	12	(1)	20.0
Mont Belvieu Storage	100	Chambers, TX	20	(2)	43.7
Easton Storage	100	Evangeline, LA	1	(3)	0.8

(1)	5 of 12 owned wells leased to Citgo Petroleum Corporation under long-term leases.
(2)	Excludes 5 non-owned wells we operate on behalf of Chevron Phillips Chemical Company LLC ("CPC"). The first of 4 new permitted wells has been drilled and washed and is in the process of being connected for hydrocarbon service. The second new well has been drilled and is in the process of being washed.
(3)	Will be deactivated during 2015 by order of Louisiana Department of Natural Resources.

The following table details the Logistics Assets NGL and Petroleum Terminal Facilities for the year ended December 31, 2014:

Facility	% Owned	Location	Description	Throughput for 2014 (Million gallons)	Usable Storage Capacity (MMBbl)
Galena Park Terminal (1)	100	Harris, TX	NGL import/export terminal, chemicals	3,537.5	0.7
Mont Belvieu Terminal	100	Chambers, TX	Transport and storage terminal	12,934.5	39.3
Hackberry Terminal	100	Cameron, LA	Storage terminal	1,041.3	17.8
Channelview Terminal	100	Harris, TX	Refined products, crude - transport and storage terminal	202.8	0.5
Baltimore Terminal	100	Baltimore, MD	Refined products - transport and storage terminal	-	0.5
Sound Terminal	100	Pierce, WA	Refined products, crude oil/propane - transport and storage terminal	467.8	1.4
Patriot	100	Harris, TX	Dock and land for expansion (Not in service)	N/A	N/A

(1)	Volumes reflect total import and export across the dock/terminal and may also include volumes that have also been handled at the Mont Belvieu Terminal.

Marketing and Distribution Segment

The Marketing and Distribution segment transports, distributes and markets NGLs via terminals and transportation assets across the U.S. We own or commercially manage terminal facilities in a number of states, including Texas, Louisiana, Arizona, Nevada, California, Florida, Alabama, Mississippi, Tennessee, Kentucky, New Jersey and Washington. The geographic diversity of our assets provide direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties. The Marketing and Distribution segment consists of (i) NGL Distribution and Marketing, (ii) Wholesale Marketing, (iii) Refinery Services, (iv) Commercial Transportation, (v) Natural Gas Marketing and (vi) Terminal Facilities, each as described below.

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. Additionally, we also purchase product for resale in our Logistics segment, including exports. During the year ended December 31, 2014, our distribution and marketing services business sold an average of approximately 423.3 MBbl/d of NGLs.

We generally purchase mixed NGLs at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these component products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical settlement business in which we earn margins from purchasing and selling NGL products from customers under contract. We also earn margins by purchasing and reselling NGL products in the spot and forward physical markets. To effectively serve our Distribution and Marketing customers, we contract for and use many of the assets included in our Logistics Assets segment.

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

The wholesale propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price of propane in the markets we serve and impact the ability to deliver propane to satisfy peak demand.

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

Our transportation assets, as of December 31, 2014, include 716 railcars that we lease and manage, 75 owned and leased transport tractors and 22 company-owned pressurized NGL barges.

Natural Gas Marketing

We also market natural gas available to us from the Gathering and Processing segments, purchase and resell natural gas in selected United States markets and manage the scheduling and logistics for these activities.

The following table details the Marketing and Distribution segment’s Terminal Facilities:

Facility	% Owned	Location	Description	Throughput for 2014 (Million gallons) (1)	Usable Storage Capacity (Million gallons)
Calvert City Terminal	100	Marshall, KY	Propane terminal	11.6	0.1
Greenville Terminal	100	Washington, MS	Marine propane terminal	22.5	1.5
Port Everglades Terminal	100	Broward, FL	Marine propane terminal	8.9	1.6
Tyler Terminal	100	Smith, TX	Propane terminal	11.1	0.2
Abilene Transport (2)	100	Taylor, TX	Raw NGL transport terminal	19.5	0.1
Bridgeport Transport (2)	100	Jack, TX	Raw NGL transport terminal	28.8	0.1
Gladewater Transport (2)	100	Gregg, TX	Raw NGL transport terminal	15.2	0.3
Chattanooga Terminal	100	Hamilton, TN	Propane terminal	12.7	0.9
Sparta Terminal	100	Sparta, NJ	Propane terminal	15.7	0.2
Hattiesburg Terminal (3)	50	Forrest, MS	Propane terminal	329.3	302.0
Winona Terminal	100	Flagstaff, AZ	Propane terminal	15.6	0.3
Sound Terminal (4)	100	Pierce, WA	Propane terminal	5.4	0.2

(1)	Throughputs include volumes related to exchange agreements and third party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)	Throughput volume reflects 100% of the facility capacity.
(4)	Included in the Logistics Assets segment.

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

Competition

We face strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, reliability and access to end-use markets or liquid marketing hubs. Competitors to our gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. Our major competitors for natural gas supplies in our current operating regions include APL, Kinder Morgan, WTG Gas Processing, L.P. (“WTG”), DCP Midstream Partners, LP (“DCP”), Devon Energy Corporation (“Devon”), Enbridge Inc., Enlink Midstream Partners LP, Regency Energy Partners LP, ONEOK Rockies Midstream, L.L.C., Gulf South Pipeline Company, LP, Hanlon Gas Processing, Ltd., J-W Operating Company, Louisiana Intrastate Gas Company L.L.C. and several other interstate pipeline companies. Our competitors for crude oil gathering services in North Dakota include Arrow Midstream Holdings, LLC, Hiland Partners, LP, Great Northern Midstream LLC, Caliber Midstream Partners, L.P. and Bridger Pipeline LLC. Our competitors may have greater financial resources than we possess.

We also compete for NGL products to market through our Logistics and Marketing division. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, including EPP, DCP, ONEOK and BP p.l.c.

Additionally, we face competition for mixed NGLs supplies at our fractionation facilities. Our competitors include large oil, natural gas and petrochemical companies. The fractionators in which we own an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located at Mont Belvieu, Texas. Among the primary competitors are EPP, ONEOK and LoneStar NGL LLC. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The Mont Belvieu fractionators also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. Our other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. Our customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using our services. Our primary competitor in providing export services to our customers is EPP.

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

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems, including the gas gathering systems that are part of the Badlands and of the Pelican and Seahawk gathering systems, meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to Order No. 704. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

Intrastate Pipeline Regulation

Though our natural gas intrastate pipelines are not subject to regulation by FERC as natural gas companies under the NGA, our intrastate pipelines may be subject to certain FERC-imposed reporting requirements depending on the volume of natural gas purchased or sold in a given year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

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

Our intrastate pipelines in North Dakota are subject to the various regulations of the State of North Dakota. In addition, various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Land Management, Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, as well as the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. Please see “-Other State and Local Regulation of Operations” below.

Natural Gas Processing

Our natural gas gathering and processing operations are not presently subject to FERC regulation.  However, since May 2009 we have been required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.” There can be no assurance that our processing operations will continue to be exempt from other FERC regulation in the future.

Sales of Natural Gas and NGLs

The price at which we buy and sell natural gas and NGLs is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodities Futures Trading Commission (“CFTC”). See “—Other Federal Laws and Regulations Affecting Our Industry—Domenici-Barton Energy Policy Act of 2005 (“EP Act of 2005”).” Since May 1, 2009, we were required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

EP Act of 2005

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

Environmental and Operational Health and Safety Matters

General

Our operations are subject to stringent and complex federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety, or otherwise relating to environmental protection. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations may, among other things; require the acquisition of various permits to conduct regulated activities; require the installation of pollution control equipment or otherwise restrict the way we can handle or dispose of our wastes; limit or prohibit construction activities in sensitive areas such as wetlands, wilderness or urban areas or areas inhabited by endangered or threatened species; impose specific health and safety criteria addressing worker protection; require investigatory and remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and enjoin some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations. Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations and the issuance of injunctions limiting or prohibiting our activities. For example, the Texas Commission on Environmental Quality issued Notices of Enforcement dated August 22, 2014 and September 9, 2014 to Targa Midstream Services LLC for alleged violations of air emissions regulations at the Mont Belvieu Fractionator relating to operation of two regenerative thermal oxidizers during 2013 and 2014 and an unrelated discrete emissions event that occurred on May 29, 2014.  We are in discussions with the agency to resolve the alleged violations by combining the notices into one order that we believe could result in a monetary sanction in excess of $100,000 but less than $280,000.

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

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources, including processing plants and compressor stations and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas related projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard (“NAAQS”) for ozone, recommending a standard between 65 to 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards.  The current primary and secondary ozone standards are set at 75 ppb.  The EPA requested public comments on whether the standard should be set as low as 60 ppb or whether the existing 75 ppb standard should be retained.  The EPA anticipates issuing a final rule by October 1, 2015.  If  the EPA lowers the ozone standard, states could be required to implement new more stringent regulations, which could apply to our operations.  Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

Climate Change

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the Clean Air Act that, among other things, restrict emissions of GHGs from motor vehicles as well as establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. We are monitoring GHG emissions from certain of our operations in accordance with current GHG emissions reporting requirements in a manner that we believe is in substantial compliance with applicable reporting obligations and are currently assessing the potential impact that the December 9, 2014 proposed rule may have on our future reporting obligations, should the proposed rule be adopted.

Also, Congress has from time to time considered legislation to reduce emissions of GHGs and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our or our customers’ equipment and operations could require us or our customers to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our or our customers’ operations.

Water Discharges

The Federal Water Pollution Control Act, as amended (“Clean Water Act” or “CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and such permits may require us to monitor and sample the storm water runoff. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.  The CWA and analogous state laws can impose substantial civil and criminal penalties for non-compliance including spills and other non-authorized discharges.

The Federal Oil Pollution Act of 1990, as amended (“OPA”), which amends the CWA, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of onshore facilities, such as our plants and our pipelines. Under the OPA, owners and operators of facilities that handle, store, or transport oil are required to develop and implement oil spill response plans, and establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible. We believe that we are in substantial compliance with the CWA, the OPA and analogous state laws.

Hydraulic Fracturing

It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the Bureau of Land Management, which proposed regulations in May 2013 applicable to hydraulic fracturing conducted on federal and Indian oil and natural gas leases and is expected to issue a final rule in the first half of 2015. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, and states could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. While we do not conduct hydraulic fracturing, if new or more stringent federal, state, or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering, processing and fractionation services.

Endangered Species Act Considerations

The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on the listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. For example, in March 2014, the FWS listed the lesser prairie chicken as a threatened species in a five-state region, including Texas and New Mexico, where we and our customers conduct operations. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and natural gas exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our midstream services.

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

Pipeline Safety

Many of our natural gas, NGL and crude pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (“PSI Act”) and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”). The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. We believe that our pipeline operations are in substantial compliance with applicable NGPSA and HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs.

These pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could have a material adverse effect on our results of operations or financial position.

In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. Texas, Louisiana and New Mexico have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. North Dakota has similarly implemented regulatory programs applicable to intrastate natural gas pipelines. We currently estimate an annual average cost of $2.5 million for the years 2015 through 2017 to perform necessary integrity management program testing on our pipelines required by existing PHMSA and state regulations. This estimate does not include the costs, if any, of any repair, remediation, or preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. However, we do not expect that any such costs would be material to our financial condition or results of operations.

We, or the entities in which we own an interest, inspect our pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 report to Congress from the U.S. Government Accountability Office (“GAO”), the GAO acknowledged PHMSA’s August 2011 proposed rulemaking as well as PHMSA’s continued assessment of the safety risks posed by gathering lines. In its report, the GAO recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.

Finally, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Plan (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the RRC, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

Employees

We do not have any employees. To carry out our operations, Targa employs approximately 1,350 people who support primarily our operations. None of those employees are covered by collective bargaining agreements. Targa considers its employee relations to be good.

Financial Information by Reportable Segment

See “Segment Information” included under Note 22 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–By Reportable Segment” for a discussion of our financial results by segment.

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

We have a substantial amount of indebtedness. As of December 31, 2014, we had $2,808.6 million outstanding under our senior unsecured notes, excluding $25.2 million in unamortized discounts. We also had $182.8 million outstanding under our accounts receivable securitization facility (the “Securitization Facility”). In addition, we had $0 million of borrowings outstanding, $44.1 million of letters of credit outstanding and $1,155.9 million of additional borrowing capacity available under our senior secured revolving credit facility (“the “TRP Revolver”). Our $1.2 billion TRP Revolver allows us to request increases in commitments up to an additional $300 million. For the years ended December 31, 2014, 2013 and 2012, our consolidated interest expense was $143.8 million, $131.0 million and $116.8 million, respectively. In addition, we expect that our indebtedness will increase following the closing of the Atlas Mergers. For example, as of January 31, 2015, on a pro forma as adjusted basis to give effect to certain Atlas Merger-related items set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” we would have had $867.7 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $526.8 million of additional borrowing capacity available under the TRP Revolver.

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

We have significant exposure to increases in interest rates. As of December 31, 2014, our total indebtedness was $2,991.4 million, excluding $25.2 million in unamortized discounts, of which $2,808.6 million was at fixed interest rates and $182.8 million was at variable interest rates. A one percentage point increase in the interest rate on our variable interest rate debt would have increased our consolidated annual interest expense by approximately $1.8 million. As a result of this amount of variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could increase the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. As of December 31, 2014, we had $182.8 million of borrowings outstanding under our Securitization Facility. In addition, we had $0 million of borrowings outstanding, $44.1 million of letters of credit outstanding and $1,155.9 million of additional borrowing capacity available under the TRP Revolver. In addition, we expect that our indebtedness will increase following the closing of the Atlas Mergers. For example, as of January 31, 2015, on a pro forma as adjusted basis to give effect to certain Atlas Merger-related items set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” we would have had $867.7 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $526.8 million of additional borrowing capacity available under the TRP Revolver. We may be able to increase the borrowing capacity under the TRP Revolver by an additional $300 million if we request and are able to obtain commitments from lenders for such additional amounts. Although the TRP Revolver contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. For the years ended December 31, 2014 and 2013, our percent-of-proceeds arrangements accounted for approximately 51% and 48%, respectively, of our gathered natural gas volume Under these arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities. In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuate. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Our gathering systems are connected to crude oil and natural gas wells from which production will naturally decline over time, which means that our cash flows associated with these sources of natural gas and crude oil will likely also decline over time. Our logistics assets are similarly impacted by declines in NGL supplies in the regions in which we operate as well as other regions from which we source NGLs. To maintain or increase throughput levels on our gathering systems and the utilization rate at our processing plants and our treating and fractionation facilities, we must continually obtain new natural gas, NGL and crude oil supplies. A material decrease in natural gas or crude oil production from producing areas on which we rely, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of natural gas that we process, NGL products delivered to our fractionation facilities or crude oil that we gather. Our ability to obtain additional sources of natural gas, NGLs and crude oil depends, in part, on the level of successful drilling and production activity near our gathering systems and, in part, on the level of successful drilling and production in other areas from which we source NGL supplies. We have no control over the level of such activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Prices of oil and natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas or crude oil reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. For example, current low prices for natural gas combined with relatively high levels of natural gas in storage could result in curtailment or shut-in of natural gas production. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our gathering, treating, processing and fractionation assets.

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

Any acquisition or growth project involves potential risks, including, among other things:

•	operating a significantly larger combined organization and adding new or expanded operations;

•	difficulties in the assimilation of the assets and operations of the acquired businesses or growth projects, especially if the assets acquired are in a new business segment and/or geographic area;

•	the risk that crude oil and natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•	the failure to realize expected volumes, revenues, profitability or growth;

•	the failure to realize any expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities;

•	the assumption of environmental and other unknown liabilities;

•	limitations on rights to indemnity from the seller in an acquisition or the contractors and suppliers in growth projects;

•	the failure to attain or maintain compliance with environmental and other governmental regulations;

•	inaccurate assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	customer or key employee losses at the acquired businesses or to a competitor.

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

We have entered into derivative transactions related to only a portion of our equity volumes. As a result, we will continue to have direct commodity price risk to the unhedged portion. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity. The percentages of our expected equity volumes that are covered by our hedges decrease over time. To the extent we hedge our commodity price risk; we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. The derivative instruments we utilize for these hedges are based on posted market prices, which may be higher or lower than the actual natural gas, NGL and condensate prices that we realize in our operations. These pricing differentials may be substantial and could materially impact the prices we ultimately realize. In addition, market and economic conditions may adversely affect our hedge counterparties’ ability to meet their obligations. Given volatility in the financial and commodity markets, we may experience defaults by our hedge counterparties in the future. As a result of these and other factors, our hedging activities may not be as effective as we intend in reducing the variability of our cash flows, and in certain circumstances may actually increase the variability of our cash flows. Please see “7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. For example, in 2005, Hurricanes Katrina and Rita damaged gathering systems, processing facilities, NGL fractionators and pipelines along the Gulf Coast, including certain of our facilities, and curtailed or suspended the operations of various energy companies with assets in the region. The Louisiana and Texas Gulf Coast was similarly impacted in September 2008 as a result of Hurricanes Gustav and Ike. We are not fully insured against all risks inherent to our business. Additionally, while we are insured for pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike in September 2008. As a result, we experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverage unavailable at any cost.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

Pursuant to the authority under the NGPSA and HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. Among other things, these regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquids pipelines. We currently estimate an average annual cost of $2.5 million between 2015 and 2017 to implement pipeline integrity management program testing along certain segments of our gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation or preventative or mitigative actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency sought public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revisions to the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 GAO report to Congress, the GAO acknowledged PHMSA’s continued assessment of the safety risks posed by gathering lines and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.

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

Failure to comply with environmental laws or regulations or an accidental release into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to stringent federal, tribal, state and local environmental laws and regulations governing the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations, including acquisition of a permit before conducting regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; requiring capital expenditures to comply with pollution control requirements and imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which can often require difficult and costly actions. Failure to comply with these laws and regulations or any newly adopted laws or regulations may trigger a variety of administrative, civil and criminal penalties or other sanctions, the imposition of remedial obligations and the issuance of orders enjoining or conditioning future operations. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been released, even under circumstances where the substances, hydrocarbons or waste have been released by a predecessor operator.

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

Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for wastewater from shale gas extraction operations before being discharged to a treatment plant, and the Bureau of Land Management, which proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases and is expected to issue a final rule in the first half of 2015. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, and states could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in November 2014, residents in Denton, Texas, approved a city ordinance prohibiting hydraulic fracturing within the city limits effective December 2, 2014 but the ordinance is subject to challenge. If new or more stringent federal, state or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering, processing and fractionation services. Further several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our midstream services.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our systems other than VGS have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.”

The adoption of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. Moreover, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, a goal to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025 and that, in furtherance of that goal, EPA will propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for oil and gas production and natural gas processing and transmission facilities. While Congress has from time to time considered adopting legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate. Moreover, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products, which could adversely affect the services we provide.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. For example, PHMSA and one or more state regulators, including the RRC, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. These actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA PSM and EPA RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements.  Although we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to us is uncertain at this time.

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

In order to make cash distributions at our current distribution rate of $ 0.81000 per common unit per quarter or $3.24 per common unit per year, we will require available cash for common unit-holders of approximately $96.3 million per quarter or $385.2 million per year, based on the number of common units outstanding as of January 19, 2015. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

As of February 5, 2015, Targa and its affiliates beneficially held 13,417,284 common units. The sale of these units in the public markets could have an adverse impact on the price of the common units.

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

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time and/or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2014, our general partner and its affiliates own approximately 11.4% of our aggregate outstanding common units.

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

Risks Related to the Atlas Mergers

The Atlas Mergers are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Atlas Mergers, or significant delays in completing the Atlas Mergers, could negatively affect our future business and financial results.

The completion of the Atlas Mergers is subject to a number of conditions, and each of the Atlas Mergers and the Spin-Off is contingent on one another. The completion of the Atlas Mergers is not assured and is subject to risks, including the risk that approval of Targa’s stock issuance by Targa stockholders in connection with the ATLS Merger or the approval of the Atlas Mergers by the unitholders of APL and ATLS, as applicable, is not obtained or that other closing conditions are not satisfied. If the Atlas Mergers are not completed, or if there are significant delays in completing the Atlas Mergers, our future business and financial results could be negatively affected, and each of the parties involved will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreements;

•	there may be negative reactions from the financial markets due to the fact that current prices may reflect a market assumption that the Atlas Mergers will be completed; and

•	the attention of our management and Atlas management will have been diverted to the Atlas Mergers rather than our own operations and pursuit of other opportunities that could have been beneficial to our business.

Targa and Atlas may have difficulty attracting, motivating and retaining employees in light of the Atlas Mergers.

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

Any acquisitions that we complete, including the Atlas Mergers, are subject to substantial risks.

Any acquisition, including the Atlas Mergers, involves potential risks, including, among other things:

•	the validity of our assumptions about, among other things, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of environmental and other unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	a failure to attain or maintain compliance with environmental and other governmental regulations;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

We are subject to litigation related to the Atlas Mergers; see "Item 3. Legal Proceedings." It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Atlas Mergers or seek monetary relief from us. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit(s). An unfavorable resolution of any such litigation surrounding the Atlas Mergers could delay or prevent the consummation of the Atlas Mergers. In addition, the cost to us defending the litigation, even if resolved in our favor, could be substantial.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From from time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Internal Revenue Service has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code. The implementation of changes to this policy could include the modification or revocation of existing rulings including ours. Any such changes could negatively impact the value of an investment in our common units.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Because our unitholders are treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you may be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that resulting from that income.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Targa currently owns an approximate 10.9% limited partner interest, a 2% general partner interest and our IDRs. Therefore, a transfer of all or a portion of Targa’s direct or indirect interest in us, along with transfers by other unitholders, could result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once.

Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests, and the IRS grants, special relief, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the technical termination occurs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 1000 Louisiana Street, Suite 4300, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings.

Targa Shareholder Litigation

On January 28, 2015, a public shareholder of TRC (the “TRC Plaintiff”) filed a putative class action and derivative lawsuit against TRC (as a nominal defendant), its directors at the time of the ATLS Merger (the “TRC Director Defendants”), and ATLS (together with TRC and the TRC Director Defendants, the “TRC Lawsuit Defendants”).  This lawsuit is styled Inspired Investors v. Joe Bob Perkins, et al., in the District Court of Harris County, Texas (the “TRC Lawsuit”).

The TRC Plaintiff alleges a variety of causes of action challenging the disclosures related to the ATLS Merger. Generally, the TRC Plaintiff alleges that the TRC Director Defendants breached their fiduciary duties.  The TRC Plaintiff further alleges that the registration statement filed on January 22, 2015 fails to disclose allegedly material details concerning (i) Wells Fargo Securities, LLC’s and the TRC Director Defendants’ supposed conflicts of interest with respect to the ATLS Merger, (ii) TRC’s financial projections, (iii) the background of the ATLS Merger, and (iv) Wells Fargo Securities, LLC’s analysis of the ATLS Merger.

Based on these allegations, the TRC Plaintiff seeks to enjoin the TRC Lawsuit Defendants from proceeding with or consummating the ATLS Merger unless and until TRC discloses the allegedly material omitted details. To the extent that the ATLS Merger is consummated before injunctive relief is granted, the TRC Plaintiff seeks to have the ATLS Merger rescinded. The TRC Plaintiff also seeks recissory damages and attorneys’ fees.

Only two of the TRC Lawsuit Defendants have been served at this time, these defendants’ date to answer, move to dismiss, or otherwise respond to the TRC Lawsuit is March 2, 2015. The remaining TRC Lawsuit Defendants’ date to answer, move to dismiss or otherwise respond to the TRC Lawsuit has not yet been set. Targa cannot predict the outcome of this or any other lawsuit that might be filed subsequent to the date of the filing of this Annual Report, nor can Targa or Atlas predict the amount of time and expense that will be required to resolve the TRC Lawsuit. To resolve this matter, Targa published supplemental disclosures on February 11, 2015 and the parties are currently working on settlement documentation.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, Atlas Pipeline Partners GP, LLC, the general partner of APL (“APL GP”), its managers, TRC, the Partnership, the general partner and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania, though the Tulsa Lawsuit has since been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS Energy GP, LLC, the general partner of ATLS (“ATLS GP”), its managers, TRC and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit”) and, together with the Consolidated APL Lawsuit, (the “Consolidated Atlas Lawsuits”) though the Kane lawsuit has since been voluntarily dismissed.

The Atlas Lawsuit Plaintiffs allege a variety of causes of action challenging the Atlas Mergers. Generally, the APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) TRC, the Partnership, the general partner, Trident MLP Merger Sub LLC, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The APL Plaintiffs further allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders. The APL Plaintiffs in the Consolidated APL Lawsuit also allege that the registration statement filed on November 19, 2014 fails, among other things, to disclose allegedly material details concerning (i) Stifel, Nicolaus & Company, Incorporated’s analysis of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions. Generally, the ATLS Plaintiffs allege that (a) ATLS GP’s directors have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, Trident GP Merger Sub LLC, and ATLS have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The ATLS Plaintiffs further allege that (a) the premium offered to the ATLS unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS, (c) ATLS GP’s directors favored their self-interests over the interests of the ATLS unitholders and (d) the registration statement fails to disclose allegedly material details concerning, among other things, (i) Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated, and Deutsche Bank Securities Inc.’s analyses of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions.

Based on these allegations, the Atlas Lawsuit Plaintiffs sought to enjoin the Atlas Lawsuit Defendants from proceeding with or consummating the Atlas Mergers unless and until APL and ATLS adopted and implemented processes to obtain the best possible terms for their respective unitholders. To the extent that the Atlas Mergers were consummated before injunctive relief was granted, the Atlas Lawsuit Plaintiffs sought to have the Atlas Mergers rescinded. The Atlas Lawsuit Plaintiffs also sought damages and seek attorneys’ fees.

The parties to the Consolidated Atlas Lawsuits agreed to settle the Consolidated Atlas Lawsuits on February 9, 2015.  In general, the settlements provide that in consideration for the dismissal of the Consolidated Atlas Lawsuits, ATLS and APL will provide supplemental disclosures regarding the Atlas Mergers in a filing with the SEC on Form 8-K, which ATLS and APL did on February 11, 2015. The Atlas Lawsuit Defendants agreed to make such supplemental disclosures solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and deny that any supplemental disclosure was or is required under any applicable rule, statute, regulation or law. The parties to the Consolidated Atlas Lawsuits are drafting settlement agreements and expect to seek court approval of the settlements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “NGLS.” As of February 6, 2015, there were approximately 69 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of February 6, 2015, there were 118,880,758 common units outstanding.

The following table sets forth the high and low sales prices of our common units as reported by the NYSE and the amount of cash distributions declared for the periods indicated:

Quarter Ended	High	Low	Distribution per Common Unit
December 31, 2014	$73.20	$40.17	$0.8100
September 30, 2014	74.51	63.87	0.7975
June 30, 2014	83.49	57.02	0.7800
March 31, 2014	56.94	49.66	0.7625
December 31, 2013	54.25	48.09	0.7475
September 30, 2013	54.13	47.57	0.7325
June 30, 2013	50.87	43.52	0.7150
March 31, 2013	46.25	37.59	0.6975
December 31, 2012	44.75	34.39	0.6800
September 30, 2012	43.50	35.56	0.6625
June 30, 2012	45.42	32.68	0.6425
March 31, 2012	43.48	37.47	0.6225

There is no established trading market for the 2,426,139 general partner units held only by our general partner.

Common Unit Performance Graph

The graph below compares the cumulative return to holders of Targa Resources Partners LP common units, the NYSE Composite Index (the “NYSE Index") and the Alerian MLP Index (the “MLP Index"). The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common units, the NYSE Index and the MLP Index on December 31, 2009 and (ii) distributions were reinvested on the relevant payment dates. The common unit price performance included in this graph is historical and not necessarily indicative of future common unit price performance.

Distributions of Available Cash

General

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our general partner.

Definition of Available Cash

Under the Partnership agreement, the term “available cash,” is defined, for any quarter, as the sum of all cash and cash equivalents on hand at the end of that quarter, and all additional cash and cash equivalents on hand immediately prior to the date of the distribution of available cash resulting from borrowings for working capital purposes subsequent to the end of that quarter, less the amount of any cash reserves established by our general partner to:

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

General Partner Interest

Our general partner is currently entitled to 2% of all quarterly distributions that we make prior to our liquidation. As of February 5, 2015 our general partner interest is represented by 2,426,139 general partner units. Our general partner has the right, but not the obligation, to contribute a proportional amount of capital to us to maintain its current general partner interest. The general partner’s 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportional amount of capital to us to maintain its 2% general partner interest.

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

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of December 31, 2014, such annual minimum amount would have been approximately $163.4 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in February 2015 for the fourth quarter of 2014 is $ 0.81000 per limited partner unit.

The following table details the distributions declared and/or paid for the periods presented:

		Distributions
		Limited Partners Common	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid or to be Paid		Incentive	2%	Total
		(In millions, except per unit amounts)
2014
December 31, 2014	February 13, 2015	$96.3	$38.4	$2.7	$137.4	$0.8100
September 30, 2014	November 14, 2014	92.3	36.0	2.6	130.9	0.7975
June 30, 2014	August 14, 2014	89.5	33.7	2.5	125.7	0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	0.7625

2013
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475
September 30, 2013	November 14, 2013	79.4	26.9	2.2	108.5	0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	0.6975

2012
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	0.6800
September 30, 2012	November 14, 2012	59.1	16.1	1.5	76.7	0.6625
June 30, 2012	August 14, 2012	57.3	14.4	1.5	73.2	0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225

Recent Sales of Unregistered Securities

None.

Repurchase of Equity by Targa Resources Partners LP or Affiliated Purchasers

Period	Total number of units withheld (1)	Average price per share	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
July 1, 2014 - July 31, 2014	66,742	$71.92	-	-

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on the equity-settled performance units.

Item 6. Selected Financial Data.

The following table presents selected historical consolidated financial and operating data of Targa Resources Partners LP for the periods ended, and as of, the dates indicated. We derived this information from our historical “Consolidated Financial Statements” and accompanying notes. The information in the table below should be read together with, and is qualified in its entirety by reference to, those financial statements and notes in this Annual Report.

	2014	2013	2012	2011	2010
	(In millions, except per unit amounts)
Statement of operations data:
Revenues	$8,616.5	$6,314.9	$5,676.9	$6,835.8	$5,381.9
Income from operations	653.3	377.2	342.9	354.9	217.4
Net income	505.1	258.6	203.2	245.5	134.0
Net income (loss) attributable to Targa Resources Partners LP	467.7	233.5	174.6	204.5	109.1
Net income per limited partner unit - basic	2.78	1.19	1.20	1.98	0.92
Net income per limited partner unit - diluted	2.77	1.19	1.20	1.98	0.92
Balance sheet data (at end of period):
Total assets	6,377.2	5,971.4	5,025.7	3,658.0	3,186.4
Long-term debt	2,783.4	2,905.3	2,393.3	1,477.7	1,445.4
Other:
Distributions declared per unit	3.15	2.89	2.61	2.31	2.13

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

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and Southeast New Mexico, and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Other contains the results of the Partnership’s commodity hedging activities included in operating margin and the mark-to-market gains/losses that did not receive designation as cash-flow hedges.

2014 Developments

Logistics and Marketing Segment Expansion

International Exports

In September 2013, we commissioned Phase I of the international export expansion project, which includes our facilities at Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of this project expanded our export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in Phase I of the expansion is the capability to export international grade low ethane propane. With the completion of Phase I, our capabilities expanded to include loading VLGC vessels in addition to the small and medium-sized vessels that we previously loaded for export.

We completed Phase II of this project in stages during 2014, which added incremental capacity and operational efficiencies including refrigeration, another dock, a new pipeline between Mont Belvieu and Galena Park and a de-ethanizer that increased the effective capacity to 7.0 MMBbl per month. The total cost of the international export expansion project was approximately $480 million.

Condensate Splitter or Alternate Project

On March 31, 2014, we announced the approval to construct a condensate splitter at our Channelview Terminal on the Houston Ship Channel. The condensate splitter was supported by a long-term fee-based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd. The initial project would have the capability to split approximately 35 MBbl/d of condensate into its various components, including naptha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components.

Effective December 31, 2014, we and Noble agreed to modify the existing arrangements to build (i) a new terminal with significant storage capacity at Patriot; or (ii) a condensate splitter at Channelview with modified timing; or (iii) potentially both projects. We and Noble are evaluating these alternatives including final capabilities, capacities and capital costs. The modifications to the previous arrangements provide for us to receive an upfront payment and an enhanced economic benefit over time. The projects are now expected to be completed by the end of 2016 or 2017, depending on final project scope and on permitting.

CBF Train 5

In July 2014, we approved construction of a 100 MBbl/d fractionation expansion in Mont Belvieu, Texas. The 100 MBbl/d expansion will be fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park, Texas on the Houston Ship Channel. All environmental and internal approvals required to commence construction of the expansion are in place, construction is underway and we expect completion of construction in mid-2016. Construction of the expansion will proceed without disruption to existing operations, and we estimate that total capital expenditures for the expansion and the related infrastructure enhancements at Mont Belvieu should be approximately $385 million.

Field Gathering and Processing Segment Expansion:

Badlands

During 2013, we invested approximately $250 million to expand our gathering and processing business in the Williston Basin, North Dakota assets. We increased our crude gathering and natural gas gathering operations substantially with the addition of pipelines and associated facilities and added an additional 20 MMcf/d natural gas processing plant. During 2014, we invested approximately $165 million for further expansion of this business, including an additional cryogenic processing plant.

North Texas and SAOU

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

Growth Investments in the Permian and Williston Basins

In October 2014, we announced that we intend to build a new 300 MMcf/d cryogenic processing plant with an anticipated start-up in early 2016. This plan will also include related gathering and compression infrastructure in the Delaware Basin of Winkler County, Texas, west of our existing Sand Hills gas processing plant.

In October 2014, we also announced that we intend to build a new 200 MMcf/d cryogenic processing plant to be located in McKenzie County, North Dakota with an anticipated start-up in 2016.

Given the significant decrease in commodity prices and expected reductions in producer activity since those announcements, we are reevaluating the capacity and expected timing for both of these projects.

In the current market environment, we are actively monitoring producer responses to changes in the commodity price environment and will continue to adjust our growth capital expenditure programs to meet expected producer requirements.
Additionally, we expect to have other growth capital expenditures in 2015 related to the continued build out of our gathering and processing systems and logistics capabilities.

On October 13, 2014, we and Targa announced two proposed merger transactions which would result in the our acquisition of Atlas Pipeline Partners, L.P (APL), a Delaware limited partnership, and the Targa acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership, which owns the APL general partner. Upon consummation of these mergers, Targa would relinquish all APL ownership interests and merge the APL general partner into us. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas; a provider of natural gas gathering services in the Appalachian Basin in the northeastern region of the United States and a provider of NGL transportation services in the southwestern region of the United States.

Strategic Rationale:

We believe that the combination of Targa Resources Partners and APL creates a premier midstream franchise with increased scale and geographic diversity, and creates one of the largest diversified MLPs on an enterprise value basis.

•	The acquisitions add the Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast gathering and processing operations.

•	Combined position across the Permian Basin enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

•	Strong growth outlook with significant announced combined organic growth capital expenditures.

•	Growing NGL production from gathering and processing business supports our leading NGL fractionation and export position.

•	Enhances credit profile and results in an estimated 60-70% pro forma fee-based margin.

•	Underlying growth in the businesses drives incrementally higher distribution and dividend growth.

Please see Note 4 to the “Consolidated Financial Statements” beginning on page F-1 of this Annual Report.

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of our consolidated subsidiaries (Targa Liquids Marketing and Trade LLC (“TLMT”) and Targa Gas Marketing LLC (“TGM”)) sell or contribute receivables, without recourse, to another of our consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or us. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

Other Financing Activities

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

On October 13, 2014, in conjunction with the announced agreements to acquire APL and ATLS, S&P placed our 'BB+' corporate credit and senior unsecured debt ratings on CreditWatch with positive implications. Also on October 14, 2014, Moody's affirmed our Ba1 Corporate Family Rating, and Ba2 senior unsecured note rating. Our rating outlook with Moody’s remains positive.

In October 2014, we privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In November 2014, we redeemed our outstanding 7⅞% Senior Notes due 2018 (the “7⅞% Notes”) paying $259.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 7⅞% Notes. The redemption resulted in a $12.4 million loss on debt redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

In July 2013, we filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $800 million of debt or equity securities (the “July 2013 Shelf”). In August 2013, we entered into an Equity Distribution Agreement under the July 2013 Shelf (the “August 2013 EDA”), pursuant to which we may sell through our sales agents, at our option, up to an aggregate of $400 million of our common units. In May 2014, we entered into an additional Equity Distribution Agreement under the July 2013 Shelf (the “May 2014 EDA”), pursuant to which we may sell through our sales agents, at our option, up to an aggregate of $400 million of our common units.

During 2014, pursuant to the August 2013 EDA and the May 2014 EDA, we issued a total of 7,175,096 common units representing total net proceeds of $408.4 million, (net of commissions up to 1% of gross proceeds to our sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. Targa contributed $8.4 million to maintain its 2% general partner interest during this period, of which $1.0 million was settled in January 2015.

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), with an effective date of November 18, 2014. The amendment provides an acquired entity the option to apply push-down accounting in its separate financial statements when a change-in-control event occurs.

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

Commodity Prices

The following table presents selected annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

Average Quarterly & Annual Prices	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2014
4th Quarter	$4.04	$0.63	$73.12
3rd Quarter	4.07	0.84	97.21
2nd Quarter	4.68	0.88	102.98
1st Quarter	4.95	0.98	98.62
2014 Average	4.43	0.83	92.99

2013
4th Quarter	$3.61	$0.92	$97.50
3rd Quarter	3.58	0.86	105.82
2nd Quarter	4.10	0.81	94.23
1st Quarter	3.34	0.86	94.35
2013 Average	3.65	0.86	97.98

2012
4th Quarter	$3.41	$0.88	$88.23
3rd Quarter	2.80	0.86	92.20
2nd Quarter	2.21	0.94	93.35
1st Quarter	2.72	1.18	103.03
2012 Average	2.79	0.97	94.20

(1)	Natural gas prices are based on average quarterly and annual prices from Henry Hub I-FERC commercial index prices.
(2)	NGL prices are based on quarterly weighted average prices and annual averages of prices from Mont Belvieu Non-TET monthly commercial index prices. Illustrative Targa NGL contains 44% ethane, 30% propane, 11% natural gasoline, 5% isobutane and 10% normal butane.
(3)	Crude oil prices are based on quarterly weighted average prices and annual averages of daily prices from West Texas Intermediate commercial index prices as measured on the NYMEX.

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

Contract terms in the Gathering and Processing division are based upon a variety of factors, including natural gas and crude quality, geographic location, competitive dynamics and the pricing environment at the time the contract is executed, and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to crude, natural gas and NGL prices may change as a result of producer preferences, competition and changes in production as wells decline at different rates or are added, our expansion into regions where different types of contracts are more common and other market factors. For example, our Badlands crude oil and natural gas contracts are essentially 100% fee-based.

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

Impact of Our Commodity Price Hedging Activities

We have hedged the commodity price risk associated with a portion of our expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. Historically, these transactions have included both swaps and purchased puts (or floors). The primary purpose of our commodity risk management activities is to hedge our exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. We actively manage the Downstream Business product inventory and other working capital levels to reduce exposure to changing NGL prices. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Commodity Price Risk.”

Operating Expenses

Variable costs such as fuel, utilities, power, service and repairs can impact our results as volumes fluctuate through our systems. Continued expansion of existing assets will also give rise to additional operating expenses, which will affect our results. The employees supporting our operations are employees of Targa Resources LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of Targa. We reimburse Targa for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to our assets.

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

Demand for Our Services

Fluctuations in energy prices can affect production rates and investments by third parties in the development of oil and natural gas reserves. Generally, drilling and production activity will increase as energy prices increase. The recent substantial decline in oil, condensate, NGL and natural gas prices has led many exploration and production companies to reduce planned capital expenditures for drilling and production activities during 2015. In our Field Gathering and Processing areas of operation, producers are likely to reduce their drilling activity to varying degrees, which may lead to lower oil, condensate, NGL and natural gas volume growth in the near term and reduced demand for our services. Producer activity generates demand in our Downstream Business for fractionation and other fee-based services, which may decrease in the near term. As prices have declined, demand for our international export, storage and terminaling services has remained relatively constant, as demand for these services is based on a number of domestic and international factors.

Commodity Prices

There has been and we believe there will continue to be significant volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. In addition, the volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems.

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices, primarily as a result of our percent-of-proceeds contracts. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate. Pricing and supply are beyond our control and have been volatile. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. Due to the recent volatility in commodity prices, we are uncertain of what pricing and market demand for oil, condensate, NGLs and natural gas will be throughout 2015, and as a result, demand for the services that we provide may decrease. Across our operations, and particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

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

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Item 1A. Risk Factors—Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.” Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

How We Evaluate Our Operations

The profitability of our business segments is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

Our profitability is also impacted by fee-based revenues. Our growth strategy, based on expansion of existing facilities as well as third-party acquisitions of businesses and assets, has increased the percentage of our revenues that are fee-based. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities.

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

Capital Expenditures

Capital projects associated with growth and maintenance projects are closely monitored. Return on investment is analyzed before a capital project is approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approval. We have seen a substantial increase in our total capital spent since 2010 and currently have significant internal growth projects.

Gross Margin

We define gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program. We define Gathering and Processing gross margin as total operating revenues from (1) the sale of natural gas, condensate, crude oil and NGLs and (2) natural gas and crude oil gathering and service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas and crude oil purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees, NGL and natural gas sales, less cost of sales, which consists primarily of NGL and natural gas purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to Targa Resources Partners LP before: interest; income taxes; depreciation and amortization; gains or losses on debt repurchases and redemptions, early debt extinguishments and asset disposals; non-cash risk management activities related to derivative instruments; changes in the fair value of the Badlands acquisition contingent consideration; non-cash compensation on TRP equity grants and the non-controlling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

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

Distributable Cash Flow

We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases and redemptions, early debt extinguishments, non-cash compensation on TRP equity grants and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This measure includes any impact of noncontrolling interests.

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

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	2014	2013	2012
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$1,569.6	$1,177.7	$1,004.7
Operating expenses	(433.0)	(376.2)	(313.0)
Operating margin	1,136.6	801.5	691.7
Depreciation and amortization expenses	(346.5)	(271.6)	(197.3)
General and administrative expenses	(139.8)	(143.1)	(131.6)
Interest expense, net	(143.8)	(131.0)	(116.8)
Income tax expense	(4.8)	(2.9)	(4.2)
Gain (loss) on sale or disposition of assets	4.8	(3.9)	(15.6)
Loss on debt redemptions and amendments	(12.4)	(14.7)	(12.8)
Change in contingent consideration	-	15.3	-
Other, net	11.0	9.0	(10.2)
Net income	$505.1	$258.6	$203.2

	2014	2013	2012
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$838.5	$411.4	$465.4
Net income attributable to noncontrolling interests	(37.4)	(25.1)	(28.6)
Interest expense	143.8	131.0	116.8
Non-cash interest expense, net (1)	(11.2)	(15.5)	(17.6)
Current income tax expense	3.2	2.0	2.5
Other (2)	(18.4)	(13.7)	(15.6)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(58.6)	230.3	(96.1)
Accounts payable and other liabilities	110.4	(85.2)	91.7
Targa Resources Partners LP Adjusted EBITDA	$970.3	$635.2	$518.5

(1)	Includes amortization of debt issuance costs, discount and premium
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations and noncontrolling interest portion of depreciation and amortization expenses.

	2014	2013	2012
	(In millions)
Reconciliation of Net Income to Adjusted EBITDA
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6
Interest expense, net	143.8	131.0	116.8
Income tax expense	4.8	2.9	4.2
Depreciation and amortization expenses	346.5	271.6	197.3
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
Loss on debt redemptions and amendments	12.4	14.7	12.8
Change in contingent consideration	-	(15.3)	-
Compensation on TRP equity grants (1)	9.2	6.0	3.6
Non-cash risk management activities	4.7	(0.5)	5.4
Noncontrolling interests adjustment (2)	(14.0)	(12.6)	(11.8)
Targa Resources Partners LP Adjusted EBITDA	$970.3	$635.2	$518.5

(1)	The definition of Adjusted EBITDA was changed in 2014 to exclude non-cash compensation on equity grants.
(2)	Noncontrolling interest portion of depreciation and amortization expenses.

	2014	2013	2012
	(In millions)
Reconciliation of net income to Distributable Cash flow:
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6
Depreciation and amortization expenses	346.5	271.6	197.3
Deferred income tax expense	1.6	0.9	1.7
Non-cash interest expense, net (1)	11.2	15.5	17.6
Loss on debt redemptions and amendments	12.4	14.7	12.8
Change in contingent consideration	-	(15.3)	-
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
Compensation on TRP equity grants	9.2	6.0	3.6
Non-cash risk management activities	4.7	(0.5)	5.4
Maintenance capital expenditures	(79.1)	(79.9)	(67.6)
Other (2)	(6.2)	(4.1)	(3.5)
Targa Resources Partners LP distributable cash flow	$763.2	$446.3	$357.5

(1)	Includes amortization of debt issuance costs, discount and premium
(2)	Includes the noncontrolling interests portion of maintenance capital expenditures, depreciation and amortization expenses.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions, except operating statistics and price amounts)
Revenues	$8,616.5	$6,314.9	$5,676.9	$2,301.6	36%	$638.0	11%
Product purchases	7,046.9	5,137.2	4,672.2	1,909.7	37%	465.0	10%
Gross margin (1)	1,569.6	1,177.7	1,004.7	391.9	33%	173.0	17%
Operating expenses	433.0	376.2	313.0	56.8	15%	63.2	20%
Operating margin (2)	1,136.6	801.5	691.7	335.1	42%	109.8	16%
Depreciation and amortization expenses	346.5	271.6	197.3	74.9	28%	74.3	38%
General and administrative expenses	139.8	143.1	131.6	(3.3)	2%	11.5	9%
Other operating (income) expenses	(3.0)	9.6	19.9	(12.6)	131%	(10.3)	52%
Income from operations	653.3	377.2	342.9	276.1	73%	34.3	10%
Interest expense, net	(143.8)	(131.0)	(116.8)	(12.8)	10%	(14.2)	12%
Equity earnings	18.0	14.8	1.9	3.2	22%	12.9	NM
Gain (loss) on debt redemptions and amendments	(12.4)	(14.7)	(12.8)	2.3	16%	(1.9)	15%
Other income (expense)	(5.2)	15.2	(7.8)	(20.4)	134%	23.0	NM
Income tax (expense) benefit	(4.8)	(2.9)	(4.2)	(1.9)	66%	1.3	31%
Net income	505.1	258.6	203.2	246.5	95%	55.4	27%
Less: Net income attributable to noncontrolling interests	37.4	25.1	28.6	12.3	49%	(3.5)	12%
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6	$234.2	100%	$58.9	34%
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$970.3	$635.2	$518.5	$341.1	54%	$114.3	22%
Distributable cash flow (4)	763.2	446.3	357.5	322.9	73%	86.4	24%
Capital expenditures	747.8	1,034.5	1,612.9	(286.7)	28%	(578.4)	36%
Operating statistics:
Crude oil gathered, MBbl/d	93.5	46.9	-	46.6	99%	46.9	-
Plant natural gas inlet, MMcf/d (5)(6)	2,109.5	2,110.2	2,098.3	(0.7)	0%	11.9	1%
Gross NGL production, MBbl/d	153.0	136.8	128.7	16.2	12%	8.1	6%
Export volumes, MBbl/d (7)	176.9	66.6	31.6	110.3	166%	35.0	111%
Natural gas sales, BBtu/d (6)	902.3	928.2	927.6	(25.9)	3%	0.6	-
NGL sales, MBbl/d	419.5	294.8	267.9	124.7	42%	26.9	10%
Condensate sales, MBbl/d	4.4	3.5	3.5	0.9	26%	-	-

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(3)	Adjusted EBITDA is net income attributable to Targa Resources Partners LP before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and debt redemptions, early debt extinguishments and asset disposals, non-cash risk management activities related to derivative instruments and changes in the fair value of the Badlands acquisition contingent consideration, non-cash equity compensation grants and the non-controlling interest portion of depreciation and amortization expenses. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(4)	Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration and non-cash equity compensation grants. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine terminal that are destined for international markets.

2014 Compared to 2013

Higher revenues, including the impact of hedging (a $29.4 million decrease to revenues), were primarily due to higher NGL volumes ($1,778.6 million), higher fee-based and other revenues ($438.1 million) and higher natural gas commodity sales prices ($201.4 million), partially offset by lower NGL and condensate prices ($65.6 million).

Higher gross margin in 2014 reflects increased export activities and higher fractionation fees in our Logistics and Marketing segments and increased Field Gathering and Processing throughput volumes associated with system expansions and increased producer activity, as well as higher natural gas prices. This significant growth in our asset base brought a higher level of operating expenses in 2014. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in gross margin and operating margin on a segment basis.

The increase in depreciation and amortization expenses reflects increased planned amortization of the Badlands intangible assets and higher depreciation related to major organic investments placed in service, including continuing development at Badlands, the international export expansion project, High Plains and Longhorn plants, CBF Train 4 and other system expansions.

General and administrative expenses were slightly lower due to the effect of lower non-cash expenses related to periodic valuations of unvested Long Term Incentive Plan awards which offset increases in other overhead costs.

The increase in other operating income primarily relates to an insurance settlement in 2014 compared to losses on asset disposals recorded in 2013.

The increase in interest expense reflects higher outstanding borrowings and lower capitalized interest allocated to our major expansion projects, partially offset by lower overall interest rates.

Losses on debt redemptions and amendments reflect premiums paid and the write-off of associated unamortized debt issue costs related to the redemptions of our 7⅞% Notes in 2014 and the outstanding balance of our 11¼% Notes and $100 million of our 6⅜% Notes in 2013.

Other expense in 2014 was primarily attributable to transaction costs related to the pending Atlas Mergers. In 2013 we recorded a gain from the elimination of the contingent consideration liability associated with the Badlands acquisition.

Net income attributable to noncontrolling interests increased as our joint ventures experienced higher earnings in 2014.

2013 Compared to 2012

Higher revenues, including the impact of hedging (a $19.7 million decrease to revenues),  were primarily due to the impact of higher commodity volumes ($373.9 million), higher realized prices on natural gas, condensate, and petroleum products ($261.2 million) and higher fee-based and other revenues ($234.4 million), offset by lower realized prices on NGLs ($225.1 million).

Higher gross margin in 2013 includes the contribution of our Badlands acquisition. Other favorable gross margin factors were increased volumes from system expansions and higher gas prices in our Field Gathering and Processing segment and higher fractionation fees and increased export activities in our Logistics and Marketing segments. This significant growth in our asset base brought a higher level of operating expenses in 2013. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to tangible and intangible assets acquired in the Badlands acquisition and the timing of major organic investments placed in service including CBF Train 4, Phase I of the international export expansion project, and Badlands continuing development.

Higher general and administrative expenses reflected increased non-cash Long Term Incentive-Plan valuation expenses and increased expenses and compensation related costs to support our expanding business operations.

Other operating expense in 2013 includes the loss due to a fire at the Saunders plant. Other operating expense in 2012 reflects a $15.4 million loss due to a write-off of our investment in the Yscloskey joint venture processing plant. Following Hurricane Isaac, the joint venture owners elected not to restart the plant. Additionally, other operating (income) expense in 2012 includes $3.6 million in costs associated with the clean-up and repairs necessitated by Hurricane Isaac at our Coastal Straddle plants.

The increase in interest expense primarily reflects higher borrowings, partially offset by the impact of lower effective interest rates and increases in capitalized interest attributable to our major expansion projects.

The increase in equity earnings relates to our investment in GCF, which was profitable in 2013 compared to a loss in 2012 due to a planned shutdown of operations during the expansion of the facility.

Losses on debt redemptions and amendments during 2013 are attributable to premiums paid and write-off of debt issue costs in connection with the redemption of the outstanding balance of the 11¼% Notes and the redemption of $100 million of the Partnership’s 6⅜% Notes.

The increase in other income was attributable to the elimination of the contingent consideration associated with the Badlands acquisition, reflecting management’s assessment that the stipulated volumetric thresholds were not met.

Net income attributable to noncontrolling interests declined during 2013, as the impact of lower earnings at our Versado and VESCO joint ventures more than offset the impact of higher earnings at CBF.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Total
	(In millions)
2014	$372.3	$77.6	$445.1	$249.6	$(8.0)	$1,136.6
2013	270.5	85.4	282.3	141.9	21.4	801.5
2012	231.2	115.1	188.3	116.0	41.1	691.7

Gathering and Processing Segments

Field Gathering and Processing

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$563.2	$435.7	$357.4	$127.5	29%	$78.3	22%
Operating expenses	190.9	165.2	126.2	25.7	16%	39.0	31%
Operating margin	$372.3	$270.5	$231.2	$101.8	38%	$39.3	17%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	165.1	155.8	145.2	9.3	6%	10.6	7%
SAOU (4)	193.1	154.1	124.8	39.0	25%	29.3	23%
North Texas System (5)	354.5	292.4	244.5	62.1	21%	47.9	20%
Versado	169.6	156.4	167.4	13.2	8%	(11.0)	7%
Badlands (6)	38.9	21.4	-	17.5	82%	21.4	-
	921.2	780.1	681.9	141.1	18%	98.2	14%
Gross NGL production, MBbl/d (3)
Sand Hills	18.0	17.5	16.9	0.5	3%	0.6	4%
SAOU	25.2	22.5	19.2	2.7	12%	3.3	17%
North Texas System	37.8	31.1	26.8	6.7	22%	4.3	16%
Versado	21.4	18.9	19.7	2.5	13%	(0.8)	4%
Badlands	3.5	1.9	-	1.6	84%	1.9	-
	105.9	91.9	82.6	14.0	15%	9.3	11%
Crude oil gathered, MBbl/d	93.5	46.9	-	46.6	99%	46.9	-
Natural gas sales, BBtu/d (3)	469.0	376.3	325.0	92.7	25%	51.3	16%
NGL sales, MBbl/d	80.7	71.4	68.5	9.3	13%	2.9	4%
Condensate sales, MBbl/d	3.6	3.2	3.2	0.4	13%	-	-
Average realized prices (7):
Natural gas, $/MMBtu	4.05	3.44	2.60	0.61	18%	0.84	32%
NGL, $/gal	0.72	0.76	0.87	(0.04)	5%	(0.11)	13%
Condensate, $/Bbl	82.35	92.89	88.49	(10.54)	11%	4.40	5%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(5)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(6)	Badlands natural gas inlet represents the total wellhead gathered volume.
(7)	Average realized prices exclude the impact of hedging settlements presented in Other.

2014 Compared to 2013

Gross margin improvements in our Field Gathering and Processing segment were fueled by throughput increases and higher natural gas sales prices partially offset by lower NGL and condensate sales prices and the impact of severe cold weather in the first quarter of 2014. The increase in plant inlet volumes was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. Gross margin in 2014 also benefited from the second quarter start-up of commercial operations at the Longhorn Plant in North Texas and the High Plains Plant in SAOU. Badlands crude oil and natural gas volumes increased significantly due to producer activities and system expansion. Higher NGL sales reflect similar factors.

Higher operating expenses were primarily driven by volume growth and system expansions and included additional labor costs, ad valorem taxes and compression and system maintenance expenses.

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

Coastal Gathering and Processing

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$123.8	$132.3	$162.2	$(8.5)	6%	$(29.9)	18%
Operating expenses	46.2	46.9	47.1	(0.7)	1%	(0.2)	0%
Operating margin	$77.6	$85.4	$115.1	$(7.8)	9%	$(29.7)	26%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	284.6	350.9	260.6	(66.3)	19%	90.3	35%
VESCO	509.0	515.5	479.6	(6.5)	1%	35.9	7%
Other Coastal Straddles	394.8	463.7	676.2	(68.9)	15%	(212.5)	31%
	1,188.4	1,330.1	1,416.4	(141.7)	11%	(86.3)	6%
Gross NGL production, MBbl/d (3)
LOU	9.0	10.2	8.6	(1.2)	12%	1.6	19%
VESCO	26.0	21.5	22.1	4.5	21%	(0.6)	3%
Other Coastal Straddles	12.1	13.2	15.4	(1.1)	8%	(2.2)	14%
	47.1	44.9	46.1	2.2	5%	(1.2)	3%
Natural gas sales, BBtu/d (3)	258.0	296.0	298.5	(38.0)	13%	(2.5)	1%
NGL sales, MBbl/d	40.2	41.8	42.5	(1.6)	4%	(0.7)	2%
Condensate sales, MBbl/d	0.7	0.4	0.3	0.3	75%	0.1	33%
Average realized prices:
Natural gas, $/MMBtu	4.44	3.73	2.78	0.71	19%	0.95	34%
NGL, $/gal	0.80	0.83	0.96	(0.03)	4%	(0.13)	14%
Condensate, $/Bbl	89.70	104.38	103.57	(14.68)	14%	0.81	1%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

2014 Compared to 2013

The decrease in Coastal Gathering and Processing gross margin was primarily due to lower NGL sales prices, less favorable frac spreads and lower throughput volumes partially offset by new volumes at VESCO with higher GPM and the availability of short-term higher GPM off-system volumes at LOU. The overall decrease in plant inlet volumes was largely attributable to the decline of leaner off-system supply volumes and the idling of the Big Lake plant in November 2014 due to market conditions. Gross NGL production at VESCO during 2013 was impacted by a third-party NGL takeaway pipeline volume constraint.

Operating expenses were relatively flat.

2013 Compared to 2012

The decrease in gross margin was primarily due to lower NGL prices, less favorable frac spreads and lower throughput volumes at VESCO and the Other Coastal Straddles. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes and the impact of the Yscloskey, Calumet and other third-party plant shutdowns. In addition, volumes were constrained by operational issues at VESCO and LOU. This volume decrease was partially offset by the addition of the Big Lake plant in the third quarter 2012 and a full-year of operations in 2013 as some of the Coastal Straddle plants were not operational in 2012 after Hurricane Isaac. Operational issues at VESCO included the impact of damage to one of the two third-party pipelines that provide NGL takeaway capacity for VESCO which constrained NGL production until repairs were completed in June 2013.

Operating expenses were relatively flat.

Logistics and Marketing Segments

Logistics Assets

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin (1)	$613.3	$408.2	$286.0	$205.1	50%	$122.2	43%
Operating expenses (1)	168.2	125.9	97.7	42.3	34%	28.2	29%
Operating margin	$445.1	$282.3	$188.3	$162.8	58%	$94.0	50%
Operating statistics MBbl/d(2):
Fractionation volumes (3)	350.0	287.6	299.2	62.4	22%	(11.6)	4%
LSNG treating volumes	23.4	20.1	22.4	3.3	16%	(2.3)	10%
Benzene treating volumes	23.4	17.5	19.0	5.9	34%	(1.5)	8%

(1)	Fractionation and treating contracts include pricing terms composed of base fees and fuel and power components which vary with the cost of energy. As such, the logistics segment results include effects of variable energy costs that impact both gross margin and operating expenses.
(2)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.

2014 Compared to 2013

Logistics Assets gross margin was significantly higher due to increased LPG export activity and increased fractionation activities, despite the increasing impact of ethane rejection.  LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 177 MBbl/d in 2014 compared to 67 MBbl/d for 2013.  This increase was driven by Phase I of our international export expansion project coming on-line in September 2013 and Phase II coming on-line during the second quarter and third quarter of 2014. Higher fractionation volumes were primarily due to CBF Train 4 which became operational in the third quarter of 2013. Treating volumes improved in 2014 compared to 2013 due to higher customer throughput. Terminaling and storage activity also increased, and capacity reservation fees were higher.

Higher operating expenses reflect the expansion of our export and fractionation facilities, and increased fuel and power costs. Partially offsetting these factors were higher system product gains in 2014.

2013 Compared to 2012

Gross margin increased primarily due to fractionation operations and LPG export activity. The lower year-to-date 2013 fractionation volumes were due to the planned maintenance turnaround at the Cedar Bayou Facility, ethane rejection at certain gas processing plants and pipeline operating issues at Non-Partnership facilities. Improvements in 2013 resulted from higher fractionation fees, CBF Train 4 which commenced commercial operations during the third quarter of 2013 and higher contractual capacity reservation fees. Gross margin results also include the impact of higher pass-through fuel costs. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 67 MBbl/d in 2013, compared to 32 MBbl/d for the previous year. The higher volumes reflect a significant increase in ongoing LPG export activity primarily due to our international export expansion project, which was placed into service in September 2013. Terminaling rates per unit volume were also higher and storage revenues increased due to increased rates and new customers. Gross margin for 2013 also benefitted from the renewable fuels project in our Petroleum Logistics business.

The increase in operating expenses primarily reflects increased power and fuel prices; expenses related to the start-up and operations of Train 4 at CBF and increased maintenance costs, partially offset by higher system product gains.

Marketing and Distribution

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$298.0	$185.2	$154.1	$112.8	61%	$31.1	20%
Operating expenses	48.4	43.3	38.1	5.1	12%	5.2	14%
Operating margin	$249.6	$141.9	$116.0	$107.7	76%	$25.9	22%
Operating statistics (1):
NGL sales, MBbl/d	423.3	296.6	273.2	126.7	43%	23.4	9%
Average realized prices:
NGL realized price, $/gal	0.93	0.94	0.98	(0.1)	1%	(0.04)	4%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

2014 Compared to 2013

Marketing and Distribution gross margin increased primarily due to higher LPG export activity (which benefits both Logistics Assets and Marketing and Distribution segments), higher Wholesale and NGL marketing activities, higher terminal activity, higher barge utilization including increased barge fleet, and increased refinery services.  Gross margin was partially offset by lower truck utilization and a reduced benefit associated with a contract settlement.

Operating expenses increased primarily due to higher terminal activity, higher barge and railcar utilization partially offset by lower truck utilization.

2013 Compared to 2012

Gross margin increased primarily due to significantly higher terminaling fees from LPG export activity (which benefit both the Logistics Assets and Marketing and Distribution segments). The favorable impacts of higher barge and wholesale terminal utilization and higher wholesale margins were offset by lower natural gas marketing processing opportunities during 2013.

Operating expenses increased primarily due to higher barge and truck utilization and increased terminal operating costs.

Other

	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	($ in millions)
Gross margin	$(8.0)	$21.4	$41.1	$(29.4)	$(19.7)
Operating margin	$(8.0)	$21.4	$41.1	$(29.4)	$(19.7)

Other contains the financial effects of our hedging program on operating margin as it represents the cash settlements on derivative hedge contracts and mark-to-market gains and losses on our derivative contracts not designated as hedges. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from percent of proceeds or liquid processing arrangements by entering into derivative instruments. Because we are essentially forward-selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	2014			2013			2012
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)
Natural Gas (BBtu)	21.9	$(0.27)	$(5.9)	12.3	$0.95	$11.7	11.6	$2.91	$33.8
NGL (MMBbl)	0.6	5.79	3.6	2.1	6.19	12.8	2.6	3.50	9.1
Crude Oil (MMBbl)	0.9	(1.07)	(1.0)	0.7	(4.01)	(2.9)	0.6	(2.52)	(1.4)
Non-Hedge Accounting (3)			(4.8)			(0.3)			(0.3)
Ineffectiveness (4)			0.1			0.1			(0.1)
			$(8.0)			$21.4			$41.1

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Price spread on Natural Gas volumes is $/MMBtu, NGL volumes is $/Bbl and Crude Oil volumes is $/Bbl.
(3)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(4)	Ineffectiveness primarily relates to certain crude hedging contracts.

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

Our liquidity as of January 31, 2015 was:

As of January 31, 2015
(In millions)
Cash on hand	$1,110.3
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	236.2
2,546.5

Less: Outstanding borrowings under the TRP Revolver	-
Outstanding borrowings under the Securitization Facility	-
Outstanding letters of credit under the TRP Revolver	(41.7)
Total liquidity	$2,504.8

Other potential capital resources include:

•	We are in the process of seeking an Amendment to our Revolver to increase the facility size to approximately $1.6 billion from $1.2 billion and will continue to maintain our right to request an additional $300 million in commitment increases under the Revolver. The amended Revolver will continue to be due on October 3, 2017.

•	Approximately $158.4 million in remaining capacity as of December 31, 2014 to issue common units pursuant to the May 2014 EDA (see Notes 10 and 11 of the “Consolidated Financial Statements).

•	Our ability to issue debt or equity securities pursuant to shelf registration statements, including availability under the July 2013 Shelf and unlimited amounts under the April 2013 Shelf.

A portion of the Partnership’s capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. While the Partnership’s credit ratings have improved over time, these letters of credit reflect its non-investment grade status, as assigned to the Partnership by Moody’s and S&P. They also reflect certain counterparties’ views of its financial condition and ability to satisfy its performance obligations, as well as commodity prices and other factors.

Pending Atlas Mergers

On October 13, 2014, we and Targa announced two proposed merger transactions which would result in our acquisition of APL, a Delaware Limited Partnership, and the Targa acquisition of ATLS, a Delaware limited partnership which owns the APL general partner. Upon consummation of these mergers, Targa would relinquish APL General Partner and IDR ownership interests and merge the APL general partner into us. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL Merger

As merger consideration for the APL Merger, holders of APL common units (other than certain common units held by the Partnership or APL or their wholly owned subsidiaries, which will be cancelled) will be entitled to receive 0.5846 of our common units and a one-time cash payment of $1.26 for each APL common unit. The Partnership will also redeem APL’s Class E Preferred Units for an aggregate amount of $126.5 million in cash. As of February 5, 2015, the total APL merger consideration would be valued at $5.0 billion. The portion of the merger consideration represented by our common units will fluctuate in value until the closing date as a result of fluctuations in the market price of our common units.

In connection with the APL Merger, Targa has agreed to reduce its incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing.

ATLS Merger

ATLS holds the general partner’s interest in APL as well as Incentive Distribution Rights and 5.5% limited partner interest. Under the terms of the ATLS Merger, each existing holder of common units of ATLS, after giving effect to the spin-off of non-midstream assets, will be entitled to receive 0.1809 of our common shares and a cash payment of $9.12 for each ATLS common unit, which equates to 10.35 million shares of Targa’s common stock and $522 million in cash payments. Additionally, we will provide ATLS with $88 million of cash for the repayment of a portion of the ATLS outstanding indebtedness and fund approximately $190 million related to change of control payments payable by ATLS. As of February 5, 2015, the total ATLS merger consideration would be valued at $1.6 billion. The portion of the merger consideration represented by Targa’s common shares will fluctuate in value until the closing date as a result of fluctuations in the market price of our common shares.

In connection with the APL Merger, Targa has agreed to reduce its incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing.

Pre-Closing Merger Financing Activities

In January 2015, we commenced cash tender offers for any and all of the outstanding APL Senior Notes. These tender offers are in connection with, and conditioned upon, the consummation of the proposed merger with APL. The proposed merger with APL, however, is not conditioned on the consummation of the tender offers. Each tender offer is scheduled to expire on February 18, 2015, unless extended by us at our sole discretion.

Under the terms of the tender offer, APL noteholders will receive $1,015 per $1,000 principal if tendered before January 29, 2015 and $985 per $1,000 principal if tendered after that date. Holders of tendered APL Notes will also receive accrued and unpaid interest from the most recent interest payment date on their series of APL Notes.

The outstanding APL Senior Notes consist of:

APL Senior Notes	Amount tendered as of February 6, 2015
$500 million 6⅝ due 2020	Less than majority
$400 million 4¾ due 2021	98.3%
$650 million 5⅞% due 2023	91.6%

The consummation of the merger with APL will result in a Change of Control under the APL Indenture and obligate the APL Issuers to make a Change of Control Offer at $1,010 for each $1,000 principal plus accrued and unpaid interest from the most recent interest payment date. As permitted by the APL Indenture, we are making a Change of Control Offer for any and all of the 2020 APL Notes in lieu of the APL Issuers and in advance of, and conditioned upon, the consummation of the merger with APL. The merger, however, is not conditioned on the consummation of the Change of Control Offer. The Change of Control Offer is also being made independently of our previously announced tender offer for the APL Notes. The Change of Control Offer is scheduled to expire on March 3, 2015, unless extended by us. Any 2020 APL Notes that remain outstanding after consummation of the Change of Control Offer will continue to be the obligation of the APL Issuers under the governing indenture.

In January 2015, we privately placed $1.1 billion in aggregate principal amount of 5% Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,090.8 million of net proceeds, which will be used together with borrowings from our Senior Secured Credit Facility, to fund the cash portion of the APL Merger, the APL Notes Tender Offers and the change of control offers for the 2020 APL Notes.

In January 2015, Moody’s assigned a Ba2 rating to the Partnership’s 5% Notes. In addition, Moody’s affirmed all of our credit ratings but changed our outlook from stable to positive.

Targa Pre-Closing Merger Financing Activities

Targa has arranged committed financing of $1.1 billion to replace its existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and approximately $190 million related to change of control payments payable by ATLS and transaction fees and expenses. In January 2015, as part of a new senior secured credit facility to syndicate the $1.1 billion in committed financing, Targa announced the launch of a $430 million senior secured term loan maturing 7 years after closing. Targa intends to use the net proceeds from the term loan issuance, in conjunction with a $670 million revolving credit facility maturing 5 years after closing, to fund the cash components of the pending ATLS Merger. These facilities are subject to the closing of the pending Atlas Mergers and market conditions.

In January 2015, S&P assigned a B+ corporate credit rating with a stable outlook to Targa and also assigned a B+ issue-level rating to Targa’s new senior secured credit facility. In January 2015, Moody’s assigned a Ba3 corporate facility rating with a stable outlook to Targa and assigned the same rating to its new senior secured credit facility.

Pro Forma Effect of Atlas Mergers on Liquidity

The following table sets forth our liquidity as of January 31, 2015 on a historical basis, which is inclusive of the net proceeds received on January 30, 2015 from the private placement of the 5% Notes and on a pro forma as adjusted basis to give effect to following Atlas Merger-related items: (i) additional borrowings from its Senior Secured Credit Facility and Securitization Facility; (ii) the application of net proceeds of the 5% Notes and additional borrowings from our Senior Secured Credit Facility and Securitization Facility to fund the APL Note tender offers received and (iii) the application of net proceeds to fund the cash merger consideration, redemption of APL Class E preferred units, change of control payments payable by APL and transaction fees and expenses.

	As of January 31, 2015
	Historical	Pro Forma As Adjusted
	(In millions)
Cash on hand	$1,110.3	$74.2
Total availability under the TRP Revolver	1,200.0	1,200.0
Total availability under the Securitization Facility	236.2	236.2
	2,546.5	1,510.4

Less: Outstanding borrowings under the TRP Revolver	-	(631.5)
Outstanding borrowings under the Securitization Facility	-	(236.2)
Outstanding letters of credit under the TRP Revolver	(41.7)	(41.7)
Total liquidity	$2,504.8	$601.0

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

Working capital increased $110.8 million exclusive of the impact of current debt obligations. This non-debt increase was driven by an increase in the Partnership’s net risk management working capital position due to changes in the forward prices of commodities, decreased capital spending due to the completion of 2013 projects, and increased NGL inventories. Higher inventory volumes are primarily due to the effects of our expanding export activities and an additional build in Wholesale field inventories to meet customer requirements.  In addition, working capital was affected by the inclusion at December 31, 2014 of $182.8 million related to the Accounts Receivable Securitization Facility.

Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from equity offerings and debt offerings should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements, acquisition payments related to the Atlas Mergers and minimum quarterly cash distributions for at least the next twelve months.

Cash Flow

Cash Flow from Operating Activities

2014	2013	2012	2014 vs. 2013	2013 vs. 2012
(In millions)
$838.5	$411.4	$465.4	$427.1	$(54.0)

Our Consolidated Statements of Cash Flows included in our historical consolidated financial statements employs the traditional indirect method of presenting cash flows from operating activities. Under the indirect method, net cash provided by operating activities is derived by adjusting our net income for non-cash items related to operating activities. An alternative GAAP presentation employs the direct method in which the actual cash receipts and outlays comprising cash flow are presented.

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Cash flows from operating activities:
Cash received from customers	$8,769.5	$6,388.3	$5,948.9	$2,381.2	$439.4
Cash received from (paid to) derivative counterparties	(4.9)	20.9	47.3	(25.8)	(26.4)
Cash outlays for:
Product purchases	7,268.5	5,364.8	4,972.9	1,903.7	391.9
Operating expenses	402.5	377.3	339.6	25.2	37.7
General and administrative expenses	133.7	145.3	117.8	(11.6)	27.5
Cash distributions from equity investment (1)	(18.0)	(12.0)	(1.8)	(6.0)	(10.2)
Interest paid, net of amounts capitalized (2)	131.0	119.1	92.5	11.9	26.6
Income taxes paid, net of refunds	2.7	2.3	2.2	0.4	0.1
Other cash (receipts) payments	5.7	1.0	7.6	4.7	(6.6)
Net cash provided by operating activities	$838.5	$411.4	$465.4	$427.1	$(54.0)

(1)	Excludes $5.7 million and $0.5 million included in investing activities for years ended 2014 and 2012 related to distributions from GCF that exceeded cumulative equity earnings. GCF did not have distributions that exceeded cumulative earnings for 2013.
(2)	Net of capitalized interest paid of $16.1 million, $28.0 million and $13.6 million included in investing activities for 2014, 2013 and 2012.

Higher natural gas prices, sales and logistics fees related to export activities and higher NGL production volumes contributed to increased cash collections in 2014 compared to 2013, as well as higher cash payments to producers for commodity products. The change in cash received related to derivatives reflects higher commodity prices paid to counterparties compared to the fixed price we received on those derivative contracts. Lower cash general and administrative expenses in 2014 versus 2013 were mainly due to the lower cash settlements on TRC long term incentive plan costs allocated to us. The increase in other cash payments during 2014 reflects transaction costs related to the Atlas Mergers.

Higher natural gas prices, higher plant throughput volumes and increased export activities contributed to increased cash collections in 2013 compared to 2012. These factors also caused higher cash payments to producers and purchases of commodity products. The change in cash received related to derivatives reflects higher commodity prices paid to counterparties compared to the fixed price we received on those derivative contracts. The decrease in other cash payments during 2013 was mainly attributable to the fees related to the Badlands acquisition paid in 2012.

Cash Flow from Investing Activities

2014	2013	2012	2014 vs. 2013	2013 vs. 2012
(In millions)
$(751.4)	$(1,026.3)	$(1,593.8)	$274.9	$567.5

The decrease in net cash used in investing activities for 2014 compared to 2013 was primarily due to lower cash outlays for capital expansion projects of $251.4 million.

The decrease in net cash used in investing activities for 2013 compared to 2012 was primarily due to a decrease in outlays for business acquisitions of $996.2 million and the absence of capital calls in 2013 at GCF ($16.8 million in 2012), partially offset by an increase in current capital expansion projects of $413.9 million and the purchase of material and supplies of $17.7 million related to our Badlands expansion.

Cash Flow from Financing Activities

2014	2013	2012	2014 vs. 2013	2013 vs. 2012
(In millions)
$(72.3)	$604.4	$1,140.8	$(676.7)	$(536.4)

The decrease in net cash provided by financing activities for 2014 compared to 2013 was primarily due to lower net borrowings under our debt facilities ($448.2 million), an increase in distributions to owners ($98.1 million), and a decrease in proceeds from equity offerings ($115.1 million).

The decrease in net cash provided by financing activities for 2013 compared to 2012 was primarily due to a lower net borrowing under the TRP Revolver ($347.0 million), lower issuance of Senior Notes ($375.0 million) and an increase in distributions to owners ($111.6 million), offset by higher net borrowings under the Securitization Facility ($279.7 million).

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

	2014	2013	2012

Capital expenditures :	(In millions)
Business acquisitions, net of cash acquired	$-	$-	$996.2
Expansion (1)	668.7	954.6	540.7
Maintenance	79.1	79.9	76.0
Gross capital expenditures	747.8	1,034.5	1,612.9
Transfers from materials and supplies inventory to property, plant and equipment	(4.6)	(20.5)	-
Decrease in capital project payables and accruals	19.0	(0.4)	(34.4)
Cash outlays for capital projects	$762.2	$1,013.6	$1,578.5

(1)	Excludes cash calls to our affiliate of $16.8 million during 2012 to fund the GCF expansion project. Cash calls are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our “Consolidated Financial Statements.”

We estimate that our total growth capital expenditures for 2015 will be approximately $490 to $675 million on a gross basis (exclusive of increased capital spending resulting from the pending APL merger). Given our objective of growth through acquisitions, expansions of existing assets and other internal growth projects, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We expect to fund future capital expenditures with funds generated from our operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt offerings. Major organic growth projects for 2015 are discussed in “Item1. Business-Organic Growth Projects.”

Credit Facilities and Long-Term Debt

The following table summarizes our debt obligations as of December 31, 2014 (in millions):

Current:
Accounts receivable securitization facility, due December 2015	$182.8

Long-term:
Senior secured revolving credit facility, variable rate, due October 2017	-
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6
Unamortized discount	(25.2)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	800.0
Total long-term debt	2,783.4

Total debt	$2,966.2

Letters of credit outstanding	$44.1

See Note 10 to the “Consolidated Financial Statements” beginning on Page F-1 of this Annual Report for more information regarding our debt obligations.

Compliance with Debt Covenants

As of December 31, 2014, we were in compliance with the covenants contained in our various debt agreements.

Revolving Credit Agreement

In October 2012, we entered into a Second Amended and Restated Credit Agreement that amended and replaced our variable rate Senior Secured Revolving Credit Facility due July 2015 with the variable rate TRP Revolver. The TRP Revolver increased available commitments to $1.2 billion from $1.1 billion and allows the Partnership to request up to an additional $300.0 million in commitment increases.

In 2012, we incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the previous credit facility as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRP Revolver.

The TRP Revolver bears interest, at our option, either at the base rate or the Eurodollar rate.  The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 0.75% to 1.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA). The Eurodollar rate is equal to LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

We are required to pay a commitment fee equal to an applicable rate ranging from 0.3% to 0.5% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging from 1.75% to 2.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

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

Senior Unsecured Notes

In January 2012, we privately placed $400.0 million in aggregate principal amount of our 6⅜% Notes, resulting in approximately $395.5 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes.

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

In November 2012, we redeemed all of the outstanding 8¼% Notes at a redemption price of 104.125% plus accrued interest through the redemption date. The redemption resulted in a premium paid on the redemption of $8.6 million, which is included as a cash outflow from financing activities in the Consolidated Statements of Cash Flows, and a write off of $2.5 million of unamortized debt issue costs.

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

In October 2014, we privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In November 2014, we redeemed the outstanding 7⅞% Notes at a price of 103.938% plus accrued interest through the redemption date. The redemption resulted in a $12.4 million loss on redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

The terms of the senior unsecured notes outstanding as of December 31, 2014 were as follows:

Note Issue	Issue Date	Per Annum Interest Rate	Due Date	Dates Interest Paid
"6⅞% Notes"	February 2011	6⅞%	February 1, 2021	February & August 1st
"6⅜% Notes"	January 2012	6⅜%	August 1, 2022	February & August 1st
"5¼% Notes"	Oct / Dec 2012	5¼%	May 1, 2023	May & November 1st
"4¼% Notes"	May 2013	4¼%	November 15, 2023	May & November 15th
"4⅛% Notes"	October 2014	4⅛%	November 15, 2019	May & November 15th

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

Our senior unsecured notes and associated indenture agreements restrict our ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by both Moody’s and S&P (or rated investment grade by either Moody’s or S&P for the 6⅜% Notes, 5¼% Notes, 4¼% Notes and 4⅛% Notes) and no Default or Event of Default (each as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of our consolidated subsidiaries (TLMT and TGM) sell or contribute receivables, without recourse, to another of our consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or us. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as defined by the SEC. See “Contractual Obligations” below and “Commitments (Leases)” included in Note 16 of our “Consolidated Financial Statements” beginning on page F-1 in this Annual Report for a discussion of our commitments and contingencies.

Contractual Obligations

In addition to disclosures related to debt and lease obligations, contained in our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report, the following is a summary of certain contractual obligations over the next several years:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions, except volumetric information)
Debt obligations (1)	$2,991.4	$182.8	$-	$800.0	$2,008.6
Interest on debt obligations (2)	1,050.5	130.5	261.0	258.2	400.8
Operating leases (3)	34.4	7.7	13.3	7.9	5.5
Land site lease and right-of-way (4)	9.5	2.0	4.0	3.5	-

Partnership Purchase Obligations: (5)
Pipeline capacity and throughput agreements (6)	255.7	26.6	55.0	124.9	49.2
Commodities (7)	89.3	89.3	-	-	-
Purchase commitments and service contract (8)	499.0	497.8	1.2		-
	$4,929.8	$936.7	$334.5	$1,194.5	$2,464.1
Commodity Volumetric Commitments:
Natural Gas (MMBtu)	17.4	17.4	-	-	-
NGL and petroleum products (millions of gallons)	23.0	23.0	-	-	-

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2014 rates for floating debt.
(3)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(4)
Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

(5)
A purchase obligation represents an agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms, including: fixed minimum or variable prices provisions; and the approximate timing of the transaction.

(6)	Consists of pipeline capacity payments for firm transportation and throughput and deficiency agreements.
(7)	Includes natural gas and NGL purchase commitments. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2014.
(8)	Includes commitments for capital expenditures, operating expenses and service contracts.

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

We evaluate long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. As a result of this evaluation, the carrying value of a gas processing facility in the Coastal Gathering and Processing segment was reduced by $3.2 million during the year ended December 31, 2014 as a result of reduced forecasted gas processing volumes due to market conditions and processing spreads in Louisiana in the fourth quarter of 2014. These carrying value adjustments are included in depreciation and amortization expenses on our consolidated statements of operations. There have been no other significant changes impacting long-lived assets.

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

One of the primary factors that can affect our operating results each period is the price assumptions used to value our derivative financial instruments, which are reflected at their fair values in the balance sheet. The relationship between the derivative financial instruments and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the derivative financial instrument and on an ongoing basis. Hedge accounting is discontinued prospectively when a derivative financial instrument becomes ineffective. Gains and losses deferred in other comprehensive income (“OCI”) related to cash flow hedges for which hedge accounting has been discontinued remain deferred until the forecasted transaction occurs. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative financial instrument are reclassified to earnings immediately.

The estimated fair value of our derivative financial instruments was a net asset of $55.0 million as of December 31, 2014, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by the counterparties’ credit default swap transactions. These default probabilities have been applied to the unadjusted fair values of the derivative financial instruments to arrive at the credit risk adjustment, which is immaterial for all periods covered by this Annual Report. We have an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. The current market conditions may also impact our ability to enter into future commodity derivative contracts. We do not use risk-sensitive instruments for trading purposes.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity price. In an effort to reduce the variability of our cash flows, as of December 31, 2014, we have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing Operations, that result from percent-of-proceeds processing arrangements by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, in which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the years ended December 31, 2014, 2013 and 2012 our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of ($8.0) million, $21.4 million and $41.1 million.

Our risk management position has moved from a net liability position of $4.3 million at December 31, 2013 to a net asset position of $55.0 million at December 31, 2014. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

As of December 31, 2014, we had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural Gas
Instrument Type	Index	Price $/MMBtu	2015	MMBtu/d 2016	2017	Fair Value
						(In millions)
Swap	IF-WAHA	4.05	36,236	-	-	$15.0
Swap	IF-WAHA	3.94	-	19,436	-	3.8
Swap	IF-WAHA	3.69	-	-	5,000	(0.1)
Total Swaps			36,236	19,436	5,000
Swap	IF-PB	4.01	14,576	-	-	6.0
Swap	IF-PB	3.99	-	7,608	-	1.8
Swap	IF-PB		-	-	-	-
Total Swaps			14,576	7,608	-
Swap	IF-NGPL MC	3.84	4,739	-	-	1.7
Swap	IF-NGPL MC	3.93	-	3,456	-	0.9
Swap	IF-NGPL MC		-	-	-	-
Total Swaps			4,739	3,456	-
Total			55,551	30,500	5,000
						$29.1

NGL
Instrument Type	Index	Price $/Gal	Bbl/d 2015			Fair Value
						(In millions)
Swap	OPIS-MB	1.01	1,210			$9.3
Total			1,210
						$9.3

Condensate
Instrument Type	Index	Price $/Bbl	2015	Bbl/d 2016	2017	Fair Value
						(In millions)
Swap	NY-WTI	81.17	1,500	-	-	$13.3
Swap	NY-WTI	80.40	-	1,000	-	6.2
Swap	NY-WTI	79.70	-	-	500	2.3
Total			1,500	1,000	500
						$21.8

As of December 31, 2014, we had the following derivative instruments that are not designated as hedges and are marked-to-market.

Natural Gas
Instrument Type	Index	Price $/MMBtu	MMBtu/d(1) 2015	Fair Value (In millions)
Swap	IF-WAHA	4.41	8,789	$(4.9)
Basis Swaps	Various	(0.05)	22,014	(0.2)
				$(5.1)

(1)	Represents short-term hedges that expire in the first quarter of 2015.

These contracts may expose us to the risk of financial loss in certain circumstances. Generally, our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which we have hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges (other than with respect to purchased calls). For derivative instruments not designated as cash-flow hedges these contracts are marked-to-market and recorded in revenues.

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option-pricing model for options based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 to the “Consolidated Financial Statements” beginning on Page F-1 of this Annual Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of December 31, 2014, we do not have any interest rate hedges. However, we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of January 31, 2015, we had $0.0 million in variable rate borrowings under the TRP Revolver and the Securitization Facility.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, and would reduce our maximum loss due to counterparty credit risk by $4.4 million as of December 31, 2014. The range of losses attributable to our individual counterparties would be between $3.3 million and $27.5 million, depending on the counterparty in default.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met.

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable, annual operating income would decrease by $5.7 million in the year of the assessment.

Item 8. Financial Statements and Supplementary Data.

Our “Consolidated Financial Statements,” together with the report of our independent registered public accounting firm, begin on page F-1 in this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered in this Annual Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the internal control over financial reporting was effective as of December 31, 2014, as stated in its report included in our “Consolidated Financial Statements” on page F-2 in this Annual Report, which is incorporated herein by reference.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The directors of our general partner oversee our operations. Our general partner currently has seven directors. Targa GP Inc. elects all members to the board of directors of our general partner (the “Board”) and our general partner has four directors that are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating/corporate governance committee.

The Board has a standing audit committee (the “Audit Committee”) that consists of three directors. Messrs. Barry R. Pearl and William D. Sullivan, and Ms. Ruth I. Dreessen serve as the members of the Audit Committee. The Board has affirmatively determined that Messrs. Pearl and Sullivan and Ms. Dreessen are independent as described in the rules of the NYSE and the Exchange Act. The Board has also determined that, based upon relevant experience, Mr. Pearl is an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act. Mr. Pearl serves as the Chairman of the Audit Committee. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the Audit Committee.

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

Directors, Executive Officers and Other Officers

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information with respect to the current directors, executive officers and other officers of Targa Resources GP LLC as of February 13, 2015:

Name	Age	Position With Targa Resources GP LLC
Joe Bob Perkins	54	Chief Executive Officer and Director
James W. Whalen	73	Executive Chairman of the Board and Director
Michael A. Heim	66	President and Chief Operating Officer
Jeffrey J. McParland	60	President-Finance and Administration
Paul W. Chung	54	Executive Vice President, General Counsel and Secretary
Matthew J. Meloy	37	Senior Vice President, Chief Financial Officer and Treasurer
John R. Sparger	61	Senior Vice President and Chief Accounting Officer
Rene R. Joyce	67	Director
Robert B. Evans	66	Director
Barry R. Pearl	65	Director
William D. Sullivan	58	Director
Ruth I. Dreessen	58	Director

Joe Bob Perkins has served as Chief Executive Officer and director of our general partner, Targa, and TRI Resources Inc. (“TRI”) since January 1, 2012.  Mr. Perkins previously served as President of Targa between the date of its formation on October 27, 2005 and December 31, 2011, of our general partner between October 2006 and December 31, 2011 and of TRI between February 2004 and December 31, 2011.  He was a consultant for the TRI predecessor company during 2003. Mr. Perkins was an independent consultant in the energy industry from 2002 through 2003 and was an active partner in an outdoor advertising firm during a portion of such time period. Mr. Perkins served as President and Chief Operating Officer for the Wholesale Businesses, Wholesale Group and Power Generation Group of Reliant Resources, Inc. and its parent/predecessor companies, from 1998 to 2002 and Vice President, Corporate Planning and Development, of Houston Industries from 1996 to 1998. He served as Vice President, Business Development, of Coral from 1995 to 1996 and as Director, Business Development, of Tejas from 1994 to 1995. Prior to 1994, Mr. Perkins held various positions with the consulting firm of McKinsey & Company and with an exploration and production company. Mr. Perkins’ intimate knowledge of all facets of Targa, derived from his service as President from its founding through 2011 and his current service as Chief Executive Officer and director, coupled with his broad experience in the oil and gas industry, and specifically in the midstream sector, his engineering and business educational background and his experience with the investment community enable Mr. Perkins to provide a valuable and unique perspective to the board on a range of business and management matters

James W. Whalen has served as Executive Chairman of the Board of our general partner and Targa since January 1, 2015.  Mr. Whalen has also served as a director of Targa since its formation on October 27, 2005, of our general partner since February 2007 and of TRI between 2004 and December 2010.  Mr. Whalen previously served as Advisor to Chairman and CEO of our general partner, Targa and TRI between January 1, 2012 and December 31, 2014.  He served as Executive Chairman of the Board of Targa and TRI between October 25, 2010 and December 31, 2011 and of our general partner between December 15, 2010 and December 31, 2011.  He also served as President-Finance and Administration of Targa and TRI between January 2006 and October 2010 and our general partner between October 2006 and December 2010 and for various Targa subsidiaries since November 2005. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis.

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

Paul W. Chung has served as Executive Vice President, General Counsel and Secretary of our general partner since October 2006, Targa since its formation on October 27, 2005 and of TRI since May 2004. Mr. Chung served as Executive Vice President and General Counsel of Coral from 1999 to April 2004; Shell Trading North America Company, a subsidiary of Shell, from 2001 to April 2004; and Coral Energy, LLC from 1999 to 2001. In these positions, he was responsible for all legal and regulatory affairs. He served as Vice President and Assistant General Counsel of Tejas from 1996 to 1999. Prior to 1996, Mr. Chung held a number of legal positions with different companies, including the law firm of Vinson & Elkins L.L.P.

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

Rene R. Joyce has served as a director of our general partner since October 2006 and of Targa since its formation on October 27, 2005. Mr. Joyce previously served as Executive Chairman of the Board of our general partner and TRI between January 1, 2012 and December 31, 2014.  He also served as Chief Executive Officer of our general partner between October 2006 and December 31, 2011, Targa between October 27, 2005 and December 31, 2011 and TRI between February 2004 and December 31, 2011.  He also served as director of TRI between 2004 and December 31, 2011 and was a consultant for the TRI predecessor company during 2003. He also served as a member of the supervisory directors of Core Laboratories N.V. until May 2013. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell Oil Company (“Shell”) from 1998 through 1999 and President of energy services of Coral Energy Holding, L.P. (“Coral”), a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas Gas Corporation (“Tejas”), during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of TRI, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the board with executive counsel on the full range of business, technical, and professional matters.

Robert B. Evans has served as a director of our general partner since February 2007. Mr. Evans is also a director of New Jersey Resources Corporation, Sprague Resources GP LLC and One Gas, Inc. Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing us.

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

William D. Sullivan has served as a director of our general partner since February 2007. Mr. Sullivan is a director of SM Energy Company, where he serves as a non-executive Chairman of the Board. Mr. Sullivan is also a director of Legacy Reserves GP, LLC, Tetra Technologies, Inc. and CSI Compressco GP Inc.  Between 1981 and August 2003, Mr. Sullivan was employed in various capacities by Anadarko Petroleum Corporation, including serving as Executive Vice President, Exploration and Production between August 2001 and August 2003. Since Mr. Sullivan’s departure from Anadarko Petroleum Corporation in August 2003, he has served on various private energy company boards. Mr. Sullivan’s extensive experience in the exploration and production sector enhances the knowledge of our general partner’s board of directors in this particular area of the oil and gas industry. As a former exploration and production operating officer with responsibilities over significant gas gathering, compression and processing operations, his experience is valuable to the board’s understanding of one of our most important customer types and contributes to other matters routinely facing us.

Ruth I. Dreessen has served as a director of our general partner since February 2013. Ms. Dreessen is a Managing Director of Lion Chemical Partners, LLC, (and its predecessors, Huntsman Lion and Lion Chemical Capital, LLC) where she has been employed since October 2010.  Ms. Dreessen is also a director of Gevo, Inc.  Ms. Dreessen served as the Executive Vice President and Chief Financial Officer of TPC Group, Inc. from November 2005 to May 2010. Before joining TPC Group, she served as Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Corp. from 2003 to 2005.  Ms. Dreessen spent 21 years at JP Morgan Securities and predecessor companies ultimately as a Managing Director of chemicals investment banking, focused on leveraged and private equity transactions in chemicals and related industries.  Ms. Dreessen’s successful track record in investment banking with a focus in the chemical industry enhances the knowledge of the board in these areas.  Her extensive experience as a financial executive brings financial and capital markets experience to the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% unitholders to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2014, all of our directors, executive officers and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them.

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

For 2014, our general partner’s “named executive officers,” identified in the Summary Compensation Table, were:

Name	Position During 2014
Rene R. Joyce	Executive Chairman of the Board
Joe Bob Perkins	Chief Executive Officer
Michael A. Heim	President and Chief Operating Officer
Jeffrey J. McParland	President – Finance and Administration
Matthew J. Meloy	Senior Vice President, Chief Financial Officer and Treasurer

On July 31, 2014, Mr. Joyce announced that he would resign from his position as Executive Chairman of the Board effective December 31, 2014.  Mr. Joyce continues to serve as a director of the Company.

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

All decisions regarding this compensation are made by the compensation committee of Targa’s board of directors (the “Compensation Committee”), except that long-term equity incentive awards recommended by the Compensation Committee under the Targa Resources Partners Long-Term Incentive Plan are approved by the board of directors of our general partner who oversees that plan.  The named executive officers devote their time as needed to the conduct of our business and affairs and the conduct of the Targa and our general partner’s business and affairs.  During 2014, we reimbursed Targa and its affiliates for the compensation of our general partner’s named executive officers pursuant to the Partnership Agreement.  See “—Certain Relationships and Related Transactions, and Director Independence—Partnership Agreement” for additional information regarding our reimbursement obligations for 2014.

The Compensation Committee believes that the actions it has taken to govern compensation in a responsible way as described in this CD&A and our performance demonstrates that the compensation programs are structured to pay reasonable amounts for performance based on Targa’s understanding of the markets in which we compete for executive talent and the returns our unitholders have realized.

Targa held its last advisory say on pay vote regarding executive compensation at its 2014 Annual Meeting.  At that meeting, more than 99% of the votes cast by Targa’s shareholders approved the compensation paid to its named executive officers as described in the CD&A and the other related compensation tables and disclosures contained in our Proxy Statement filed with the SEC on April 7, 2014.  Targa’s board of directors and the Compensation Committee reviewed the results of this vote and concluded that with this level of support, no changes to the compensation design and philosophy needed to be considered.  In accordance with the preference expressed by Targa’s shareholders to conduct an advisory vote on executive compensation every three years, the next advisory vote will occur as part of the 2017 Annual Meeting.  At the 2017 Annual Meeting, Targa’s shareholders will also have the opportunity to vote on the frequency of future advisory votes on executive compensation. We are generally not subject to the advisory say on pay vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The following CD&A is presented from the perspective of the Compensation Committee and discusses our general partner’s named executive officers in their roles as officers of Targa. The elements of compensation and the Compensation Committee’s decisions with respect to determination on payments are not subject to approval by the board of directors of our general partner or the board of directors of Targa (the “Targa Board”). Certain members of the board of directors of our general partner are members of the Targa Board. Messrs. Pearl, Evans and Sullivan and Ms. Dreessen, each a director of our general partner, were observers at Compensation Committee meetings in 2014. As used in this CD&A (other than in this “Overview”), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Targa, references to the “Board” or “Board of Directors” refers to the Targa Board, and references to the Partnership refer to us, Targa Resources Partners LP.

Summary of Key Strategic Results

Our main source of cash flow is from our general and limited partner interests and our incentive distribution rights in the Partnership.  As described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K, our 2014 strategic and operational accomplishments, our 2014 financial results and the 2014 financial results of the Partnership demonstrate the significant increases in both our business scale and diversity and in our results of operations in comparison to 2013.  In summary, some of our and the Partnership’s more significant financial, operational and strategic highlights in 2014 included:

•	Excellent execution across our businesses, including strong financial performance, with the Partnership’s adjusted EBITDA for 2014 53%% higher than 2013 and above the mid-range of public guidance;
•	Excellent execution on announced expansion projects, with over $0.7 billion of capital expenditures for growth projects that were placed in service during 2014 and completed on or ahead of schedule and on or below budget, and with projects scheduled for completion in 2015 on track;
•	Continued development of our potential future expansion project portfolio;
•	Continued execution efforts and solid volume growth for our Bakken Shale midstream business;
•	Execution of agreements to acquire Atlas Energy, L.P. and Atlas Pipeline Partners, L.P., which upon completion we believe will increase long-term value because of the strategic fit of the acquired businesses and the increase in our scale and diversity; and
•	A continued strong track record and performance regarding safety, with several industry safety recognitions in 2014, and compliance in all aspects of our business, including environmental and regulatory compliance.

See “—Components of Executive Compensation Program for Fiscal 2014—Annual Cash Incentive Bonus” for further discussion of these summary highlights.

Summary of 2014 and 2015 Compensation Decisions

 While the compensation arrangements for our named executive officers during fiscal 2014 remained substantially similar to those in place during fiscal 2013, specific compensatory changes in 2014 included the following:

•	Base salary raises were approved for certain named executive officers, ranging from 6.7% to 15.4%. Mr. Joyce did not receive a base salary increase for 2014 at his request. The Compensation Committee authorized base salary increases for the other named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2014 Peer Group, adjusted for company size, and to reflect professional growth and the assumption of additional responsibilities. See “—Methodology and Process—Role of Peer Group and Benchmarking” for a description of the companies that comprise the 2014 Peer Group and of the methodology employed by BDO USA, LLC, the independent compensation consultant engaged by the Compensation Committee (the “Compensation Consultant”), to adjust Peer Group total direct compensation for company size.

•	The target bonus percentages for Messrs. Heim, McParland and Meloy for 2014 under our annual incentive plan were increased in order to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our 2014 Peer Group, adjusted for company size. For similar reasons, the long-term equity incentive award opportunities for 2014 for Messrs. Perkins, Heim, McParland and Meloy were also increased.

Consistent with, and in recognition of, our achievements in 2014 described above under “—Summary of Key Strategic Results,” in January 2015 the Compensation Committee approved 2014 annual cash incentive bonuses to our named executive officers at 200% of the target level.  The Compensation Committee also approved base salary raises and increases in the target bonus percentages and long-term incentive plan opportunities for certain named executive officers for 2015 to bring the total direct compensation of our named executive officers more closely in line with the total direct compensation provided to similarly situated executives at companies within our 2015 Peer Group, adjusted for company size.  See “—Changes for 2015” for additional information regarding base salary, target bonus percentage and long-term incentive plan opportunity increases effected for fiscal 2015 and for a description of our Peer Group companies for 2015.

Discussion and Analysis of Executive Compensation

Compensation Philosophy and Elements

The following compensation objectives guide the Compensation Committee in its deliberations about executive compensation matters:

•	Competition Among Peers. The Compensation Committee believes our executive compensation program should enable us to attract and retain key executives by providing a total compensation program that is competitive with the market in which we compete for executive talent, which encompasses not only midstream natural gas companies but also other energy industry companies as described in “—Methodology and Process—Role of Peer Group and Benchmarking” below.

•	Accountability for Performance. The Compensation Committee believes our executive compensation program should ensure an alignment between our strategic, operational and financial performance and the total compensation received by our named executive officers. This includes providing compensation for performance that reflects individual and company performance both in absolute terms and relative to our Peer Group.

•	Alignment with Shareholder Interests. The Compensation Committee believes our executive compensation program should ensure a balance between short-term and long-term compensation while emphasizing at-risk or variable compensation as a valuable means of supporting our strategic goals and aligning the interests of our named executive officers with those of our shareholders.

•	Supportive of Business Goals. The Compensation Committee believes that our total compensation program should support our business objectives and priorities.

Consistent with this philosophy and the compensation objectives, our 2014 executive compensation program consisted of the following elements:

Compensation Element	Description	Role in Total Compensation
Base Salary	Competitive fixed-cash compensation based on individual’s role, experience, qualifications and performance	• A core element of competitive total compensation, important in attracting and retaining key executives
Annual Cash Incentive Bonus	Variable cash payouts tied to achievement of annual financial, operational and strategic business priorities and determined in the sole discretion of the Compensation Committee
• Aligns named executive officers with annual strategic, operational and financial results
• Recognizes individual and performance-based contributions to annual results
• Supplements base salary to help attract and retain executives

Long-Term Equity Incentive Awards	Restricted stock awards granted under our Stock Incentive Plan Equity-settled performance unit awards granted under the Partnership’s Long-Term Incentive Plan
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

Fiscal 2014 Total Direct Compensation

We review the mix of base salary, annual cash incentive bonuses and long-term equity incentive awards (i.e., total direct compensation) each year for the Company and for our Peer Group.  We view the various components of total direct compensation as related but distinct and emphasize pay for performance, with a significant portion of total direct compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Although we typically target annual long-term equity incentive awards as a percentage of base salary, we have historically not operated under any formal policies or specific guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  However, we believe that our compensation packages are representative of an appropriate mix of compensation components, and we anticipate that we will continue to utilize a similar, though not identical, mix of compensation in future years.

The approximate allocation of target total direct compensation for our named executive officers in fiscal 2014 is presented below.  This reflects (i) the salary rates in effect as of December 31, 2014, (ii) target annual cash incentive bonuses for services performed in fiscal 2014, and (iii) the grant date fair value of long-term equity incentive awards granted during fiscal 2014.

Fiscal 2014 Target Total Direct Compensation

	Rene J. Joyce	Joe Bob Perkins	Michael A. Heim	Jeffrey J. McParland	Matthew J. Meloy
Base Salary	27%	21%	25%	29%	32%
Annual Cash Incentive Bonus	27%	21%	23%	26%	24%
Long-Term Equity Incentive Awards	46%	58%	52%	45%	44%
Total	100%	100%	100%	100%	100%

In the last three calendar years, the targeted total direct compensation (base salary plus target cash incentive bonus plus grant date fair value of long-term equity incentive awards) as set by the Compensation Committee for our Chief Executive Officer has resulted in a target level that is approximately 83% of the market total compensation level. Market compensation level is determined by the Compensation Consultant using a regression analysis for our Peer Group that adjusts for company size and that predicts total direct compensation as correlated to market capitalization and total assets.  The following chart illustrates the relationship between the target total direct compensation available to our Chief Executive Officer and the market level developed by our Compensation Consultant for the last three years.

Because incentive compensation (i.e., target annual cash incentive bonus and grant date fair value of long-term equity incentive awards) comprised 79% of our Chief Executive Officer’s total compensation opportunity for 2014, the amount of compensation he ultimately realizes from these awards may be more or less than the target amount as determined in particular by our Compensation Committee’s evaluation of our performance, the total unitholder return on the Partnership’s common units on both an absolute basis and relative to peer companies and the total shareholder return on our common stock.

Annual Total Unitholder Return

In the last three calendar years, we have delivered annual total returns to our unitholders of -2.5% (for 2014), 47.5% (for 2013) and 7.1% (for 2012).

Methodology and Process

Role of Compensation Consultant in Setting Compensation

The Compensation Committee retained BDO as its independent Compensation Consultant to advise the Compensation Committee on matters related to executive and non-management director compensation for 2014. During 2013 and 2014, the Compensation Committee received advice from the Compensation Consultant with respect to the development and structure of our 2014 executive compensation program. The Compensation Committee has concluded that we do not have any conflicts of interest with the Compensation Consultant.

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

The Peer Group company data that is reviewed by senior management and the Compensation Committee is simply one factor out of many that is used in connection with the establishment of compensation opportunities for our officers. The other factors considered include, but are not limited to, (i) available compensation data, rankings and comparisons, (ii) effort and accomplishment on a group and individual basis, (iii) challenges faced and challenges overcome, (iv) unique skills, (v) contribution to the management team and (vi) the perception of both the Board of Directors and the Compensation Committee of our performance relative to expectations and actual market/business conditions. All of these factors, including Peer Group company data and analysis, are utilized in a subjective assessment of each year’s decisions relating to base salary, annual cash incentive bonus and long-term equity incentive award decisions.

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

Because many companies in the Peer Group may be larger than we are as measured by market capitalization and total assets, with the assistance of the Compensation Consultant, compensation data for the Peer Group companies is analyzed using multiple regression analysis to develop a prediction of the total compensation that Peer Group companies of comparable size to us would offer similarly-situated executives. The regressed data is analyzed separately for each of the three comparator groups and is then weighted as follows to develop a reference point for assessing our total executive pay opportunity relative to market practice: (1) MLPs (given a 70% weighting), (2) E&Ps (given a 15% weighting) and (3) utility companies (given a 15% weighting). For 2014, the “Peer Group” companies (for purposes of determining 2014 compensation levels) were:

•	MLP peer companies: Access Midstream Partners, L.P., Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., Crosstex Energy, L.P. (now EnLink Midstream Partners, LP), DCP Midstream Partners, LP, Enbridge Energy Partners L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains All American Pipeline, L.P., Regency Energy Partners LP and Williams Companies, Inc.

•	E&P peer companies: Apache Corporation, Cabot Oil & Gas Corporation, Cimarex Energy Company, Denbury Resources Inc., Devon Energy Corporation, EOG Resources, Inc., Halcon Resources Corporation, Murphy Oil Corporation, Newfield Exploration Company, Noble Energy, Inc., Pioneer Natural Resources Company, QEP Resources, Inc., SM Energy Company, Southwestern Energy Company and Ultra Petroleum Corporation

•
Utility peer companies: AGL Resources, Inc., Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., Dominion Resources, Inc., DTE Energy Company, Enbridge Inc., EQT Corporation, National Fuel Gas Company, NiSource Inc., Questar Corporation, Sempra Energy, Spectra Energy Corp. and TransCanada Corporation

The Peer Group companies we have historically used for compensation comparison purposes had remained fundamentally unchanged since our current approach using regression analysis to adjust for company size was developed in 2010.  During 2013, we worked with our Compensation Consultant to make a number of changes to the composition of our Peer Group used for 2014 compensation purposes in order to reflect the ownership status of some of the peer companies and create more balance in the make-up of the Peer Group.  Based upon the recommendation of our Compensation Consultant, we made the following changes to the 2013 Peer Group to create the 2014 Peer Group: (i) removed two companies—El Paso Corporation and Copano Energy, L.L.C.—that are no longer publicly traded, (ii) removed two companies—ONEOK Partners, L.P. and Williams Partners L.P.—which are “sponsored” MLPs for which relevant information is not publicly available and replaced them with their publicly traded general partners (the two general partners were then moved from our utility comparator group to our MLP comparator group), (iii) removed certain companies that were no longer considered to be appropriate for compensation comparison purposes for other reasons, such as being either too large or too small, and (iv) added new companies that are better alternatives to replace the companies that were removed in order to increase the number of companies in each comparator group to fifteen.

Senior management and the Compensation Committee review our compensation-setting practices and Peer Group companies on at least an annual basis.  See “—Changes for 2015” for a description of the changes that were made to the Peer Group for 2015 compensation purposes.

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

The Chairman of the Compensation Committee reviews and discusses the proposal with senior management and the Compensation Consultant and may discuss it with the other members of the Compensation Committee, other members of the Board of Directors, the full Board of Directors and/or the full board of directors of the General Partner.  The Chairman of the Compensation Committee may request that senior management provide him with additional information or reconsider or revise the proposal. The resulting recommendation is then submitted for consideration to the full Compensation Committee, which typically invites other members of the Board of Directors and the directors of the General Partner, and also meets separately with the Compensation Consultant. The final compensation decisions are reported to the Board of Directors.

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

Components of Executive Compensation Program for Fiscal 2014

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

For 2014, the Compensation Committee authorized increases in base salary for certain of our named executive officers, effective March 1, 2014, as set forth in the following table. Salaries were increased to better align total direct compensation opportunities with the target total direct compensation provided to similarly situated executives at companies within our 2014 Peer Group, adjusted for company size and, in the case of Messrs. Perkins and Meloy, to reflect increased responsibilities.  Mr. Joyce did not receive a base salary increase for 2014 at his request.

	Prior Salary	Base Salary Effective March 1, 2014	Percent Increase
Rene R. Joyce	$560,000	$560,000	0%
Joe Bob Perkins	525,000	560,000	6.7%
Michael A. Heim	485,000	535,000	10.3%
Jeffrey J. McParland	430,000	470,000	9.3%
Matthew J. Meloy	325,000	375,000	15.4%

Annual Cash Incentive Bonus

For 2014, our named executive officers were eligible to receive annual cash incentive bonuses under the 2014 Annual Incentive Plan (the “2014 Bonus Plan”), which was approved by the Compensation Committee in January 2014. The funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee and will generally be determined near or following the end of the year to which the bonus relates.

The target amount of the cash bonus pool for all employees is equal to the sum of the target bonus amounts for all participants in the 2014 Bonus Plan.  Each participant’s target bonus amount is equal to the product of the participant’s base salary (at the rate in effect as of the last day of the year to which the bonus relates) and the participant’s target bonus percentage, which may generally range from 6% to 100%. For purposes of the 2014 Bonus Plan, the percentage of base salary that was set as the “target” amount for each named executive officer’s bonus was as follows:

	Target Bonus Percentage (as a % of Base Salary)	Target Bonus Amount
Rene R. Joyce	100%	$560,000
Joe Bob Perkins	100%	560,000
Michael A. Heim	90%	481,500
Jeffrey J. McParland	90%	423,000
Matthew J. Meloy	75%	281,250

For 2014, the target bonus percentage for Messrs. Heim and McParland was increased from 80% to 90% and the target bonus percentage for Mr. Meloy was increased from 50% to 75% to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our Peer Group, adjusted for company size.  The target bonus percentages for the other named executive officers did not change from the level in effect in 2013.

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

The Compensation Committee, after consultation with the Chief Executive Officer, established the following overall threshold, target and maximum levels for the 2014 Bonus Plan: (i) 50% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a threshold level; (ii) 100% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a target level; and (iii) 200% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a maximum level. While the established threshold, target and maximum levels provide general guidelines in determining the funding level of the cash bonus pool each year, senior management recommends a funding level to the Compensation Committee based on our achievement of specified business priorities for the year, and the Compensation Committee ultimately determines the total amount to be allocated to the cash bonus pool in its sole discretion based on its assessment of the business priorities and our overall performance for the year.

For purposes of determining the actual funding level of the cash bonus pool and the amount of individual bonus awards under the 2014 Bonus Plan, the Compensation Committee focused on the business priorities listed in the table below. These priorities are not objective in nature—they are subjective, and performance in regard to these priorities is ultimately evaluated by the Compensation Committee in its sole discretion.  As such, success does not depend on achieving a particular target; rather, success is evaluated based on past norms, expectations and unanticipated obstacles or opportunities that arise. For example, hurricanes and deteriorating or changing market conditions may alter the priorities initially established by the Compensation Committee such that certain performance that would otherwise be deemed a negative may, in context, be a positive result.  This subjectivity allows the Compensation Committee to account for the full industry and economic context of our actual performance and that of our personnel.  The Compensation Committee considers all strategic priorities and reviews performance against the priorities and context but does not apply a formula or assign specific weightings to the strategic priorities in advance.

2014 Business Priority	Committee Consensus	Overall Assessment
Continue to control all operating, capital and general and administrative (“G&A”) costs	Exceeded
●    Excellent execution across our businesses,  including strong financial performance, with the Partnership’s adjusted EBITDA for 2014 53% higher than 2013 and above the mid-range of public guidance:
o    Excellent execution on:  volume growth for fractionation and exports; major project execution; expense control; distribution and dividend growth; credit, inventory, hedging and balance sheet management; and capital markets execution, including equity under the Partnership’s “At the Market” equity sales program

●    Over $0.7 billion of capital expenditures for growth projects placed in service during 2014 that were completed on or ahead of schedule and on or below budget; projects scheduled for completion in 2015 on track
o    Excellent execution on announced expansion projects including:  Cedar Bayou Fractionator (“CBF”) Train 5 expansion; High Plains Plant and Longhorn Plant startups; Little Missouri Plant under construction;  Phase II of the low ethane propane export project; Midland County pipeline; Winkler County Plant; and condensate splitter project
o    Continued development of our potential future expansion project portfolio

●    Atlas Merger Agreement structuring, negotiation and execution, which will add attractive positions in active basins, significant growth opportunities, increased scale and enhanced credit profile and should create significant long-term value

●    Continued growth and execution of Badlands operations in the  Bakken in challenging environment:  including crude oil volumes 99% and natural gas volumes 82% above 2013 volumes

●    Strong track record and performance regarding safety and compliance in all aspects of our business, including environmental and regulatory compliance; continued industry recognition through safety awards
o    Expansion construction programs in 2014 involved over 1700 contractor full time equivalents at our facilities with no significant safety incidents

Continue priority emphasis and strong performance relative to a safe workplace	Exceeded
Reinforce business philosophy and mindset that promotes compliance with all aspects of our business including environmental and regulatory compliance	Achieved
Continue to tightly manage credit, inventory, interest rate and commodity price exposures	Achieved
Execute on major capital and development projects, such as finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding	Exceeded
Pursue selected growth opportunities, including new gathering and processing (“G&P”) build-outs, fee-based capital expenditure projects and potential purchases of strategic assets	Exceeded
Pursue commercial and financial approaches to achieve maximum value and manage risks	Exceeded
Execute on all business dimensions, including 2014 guidance for EBITDA and distribution / dividend growth as furnished from time to time	Exceeded
Continue the expansion of system capabilities and the commercialization of Badlands including volume targets for 2014	Achieved
Continue to attract and retain needed operational and professional talent	Achieved

•

After assessing the results of the 2014 business priorities as summarized above, in January 2015 the Compensation Committee, in its sole discretion, approved a cash bonus pool equal to 200% of the target level under the 2014 Bonus Plan. The Compensation Committee determined to fund the bonus pool at the maximum level because it considered overall performance, including organizational performance, to have substantially exceeded expectations based on its assessment of the 2014 business priorities.

This subjective assessment that performance substantially exceeded expectations was based on a qualitative evaluation rather than a mechanical, quantitative determination of results across each of the business priorities, and occurred with the background and ongoing context of (i) refinements of the 2014 business priorities by the Board of Directors and the Compensation Committee, (ii) continued discussion and active dialogue among the Board of Directors and the Compensation Committee and management about priorities and performance, including routine reports sent to the Board of Directors and the Compensation Committee, (iii) detailed monthly performance communications to the Board of Directors, (iv) presentations and discussions in subsequent Board of Directors and Compensation Committee meetings, and (v) further discussion among the Board of Directors and Compensation Committee of our performance relative to expectations near the end and following the end of 2014.  The extensive business and board of director experience of the members of the Compensation Committee and of our Board of Directors provides the perspective to make this subjective assessment in a qualitative manner and to evaluate management performance overall and the performance of individual executive officers.

In connection with determining the funding level of the cash bonus pool, the Compensation Committee also determined the amount of the annual cash incentive bonus payments to be made to each named executive officer under the 2014 Bonus Plan based on an evaluation of the executive group and each officer’s individual performance for the year.  Because the funding level of the cash bonus pool was set at 200% of the target amount, each named executive officer was awarded a bonus amount equal to 200% of his respective target bonus amount, multiplied by a designated multiple determined by the Compensation Committee for each named executive officer based on his individual performance.  The Compensation Committee determined that a performance multiplier of 1.0x should be applied to the named executive officers for 2014. The dollar amounts of the annual cash incentive bonus awards received by the named executive officers under the 2014 Bonus Plan and to be paid on February 27, 2015 are as follows:

	Target Bonus Amount	Individual Performance Factor	Company Performance Factor	Actual Bonus Amount
Rene R. Joyce	$560,000	1.0	2.0	$1,120,000
Joe Bob Perkins	560,000	1.0	2.0	1,120,000
Michael A. Heim	481,500	1.0	2.0	963,000
Jeffrey J. McParland	423,000	1.0	2.0	846,000
Matthew J. Meloy	281,250	1.0	2.0	562,500

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

The Compensation Committee determines the amount of long-term equity incentive awards under the Stock Incentive Plan and recommends to the board of directors of the General Partner an amount of long-term equity incentive awards under the Partnership’s Long-Term Incentive Plan that it believes is appropriate as a component of total compensation for each named executive officer for a given year based on its decisions regarding each named executive officer’s total compensation targets. The Long-Term Incentive Plan awards are ultimately approved by the General Partner’s board of directors. Long-term incentive awards to our named executive officers under the Stock Incentive Plan and the Long-Term Incentive Plan are made near the beginning of each year.

For 2014, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (i) twenty-five percent (25%) to restricted stock unit awards under the Stock Incentive Plan and (ii) seventy-five percent (75%) to equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan.  This allocation is based on the dollar value of the awards based on average market prices of the underlying securities prior to the date of grant.  The total dollar value of long-term equity incentive awards for each named executive officer for a given year is typically equal to a specified percentage of the officer’s base salary; however, the Compensation Committee may, in its discretion, award additional long-term equity incentive awards if deemed appropriate. The number of shares or units subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares or units for the period ending five business days prior to the date of grant. For 2014, the specified percentage of each named executive officer’s base salary used for purposes of determining the amount of long-term equity incentive awards granted and the corresponding dollar values are set forth in the following table:

	Percentage of Base Salary	Total Dollar Value of Long-Term Equity Incentive Awards
Rene R. Joyce	190%	$1,064,000
Joe Bob Perkins	300%	1,680,000
Michael A. Heim	225%	1,203,750
Jeffrey J. McParland	170%	799,000
Matthew J. Meloy	150%	562,500

For Messrs. Perkins, Heim, McParland and Meloy, the base salary percentages used to determine the dollar values of the long-term equity incentive awards were increased from the percentages used in 2013 (200%, 190%, 140% and 115%,  respectively) to align their total direct compensation more closely with similarly situated executives at companies within our 2014 Peer Group, adjusted for company size.

For the 2014 awards to our named executive officers, the Compensation Committee determined that a combination of equity awards consisting of restricted stock units (25% of award value) and equity-settled performance units (75% of award value) would provide an appropriate balance of performance-based long-term incentives and of parent and subsidiary MLP equity. The restricted stock unit awards are time-based awards that capture absolute total return performance of our common stock, and the equity-settled performance unit awards reflect both the absolute total return of the Partnership’s common units with variable performance based on the total return of the Partnership’s units in relation to the LTIP Peer Group (defined below).  Also, this mix effectively aligns the named executive officer’s interests with both the interests of our stockholders and the interests of the Partnership’s unitholders.  The larger portion of each named executive officer’s long-term equity incentive compensation allocated to equity-settled performance unit awards links executive compensation not only to the value of Partnership equity over time, but also to the relative performance of the Partnership compared to other midstream partnerships with which the Partnership competes.

Restricted Stock Unit Awards. In 2013 and prior years, the Compensation Committee awarded restricted stock awards to the named executive officers under the terms of our Stock Incentive Plan. For 2014, the Compensation Committee decided to award restricted stock units, which will settle in shares of our common stock, instead of restricted stock awards. The terms and conditions of the restricted stock unit awards are substantially similar to the terms and conditions of the previously granted and outstanding restricted stock awards, except that under the restricted stock unit awards, shares of stock are not delivered until the awards vest. The Compensation Committee determined that the use of restricted stock units provides greater design flexibility in our equity award program than restricted stock awards.

On January 14, 2014, our named executive officers were awarded restricted stock units under the Stock Incentive Plan which settle in shares of our common stock in the following amounts: (i) 3,054 restricted stock units to Mr. Joyce, (ii) 4,823 restricted stock units to Mr. Perkins, (iii) 3,465 restricted stock units to Mr. Heim, (iv) 2,294 restricted stock units to Mr. McParland and (v) 1,615 restricted stock units to Mr. Meloy. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or if, from the date of the executive’s retirement through the third anniversary of the grant date, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted). The Compensation Committee believes these continued vesting provisions following retirement allow the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees, further align our executives’ interests with those of our shareholders and help attract and retain key employees.

Accelerated vesting provisions applicable to these awards in the event of certain terminations of employment and/or a change in control are described in detail below under “Executive Compensation—Potential Payments Upon Termination or Change in Control—Stock Incentive Plan.”  During the period the restricted stock units are outstanding and unvested, we accrue any dividends paid by us in an amount equal to the dividends paid with respect to a share of common stock times the number of restricted stock units awarded.  At the time the restricted stock units vest, the named executive officers will receive a cash payment equal to the amount of dividends accrued with respect to such named executive officer’s vested restricted stock units.

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

On January 14, 2014, our named executive officers were awarded equity-settled performance units under the Partnership’s Long-Term Incentive Plan in the following amounts: (i) 15,503 performance units to Mr. Joyce, (ii) 24,478 performance units to Mr. Perkins, (iii) 17,539 performance units to Mr. Heim, (iv) 11,642 performance units to Mr. McParland and (v) 8,196 performance units to Mr. Meloy.

The performance period for the 2014 performance unit awards began on June 30, 2014 and ends on June 30, 2017. Provided a named executive officer remains continuously employed throughout the performance period, his 2014 performance units will vest on June 30, 2017 and will be settled as soon as practicable following the vesting date by the issuance of Partnership common units.  In addition, the performance unit awards will continue to vest on the last day of the performance period if, from the date of the executive’s retirement through the last day of the performance period, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).  The performance unit awards remain subject to applicable performance-based vesting requirements described below during the post-retirement period.

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

For the 2014 performance unit awards, the LTIP Peer Group is composed of the Partnership and the following other companies (ticker noted in parenthesis):

Atlas Pipeline Partners, L.P. (APL)	MarkWest Energy Partners, L.P. (MWE)
Crosstex Energy, L.P. (XTEX)	Martin Midstream Partners L.P. (MMLP)
(now EnLink Midstream Partners, LP (ENLK))	ONEOK Partners, L.P. (OKS)
DCP Midstream Partners, LP (DPM)	Plains All American Pipeline L.P. (PAA)
Enbridge Energy Partners L.P. (EEP)	Regency Energy Partners LP (RGP)
Energy Transfer Partners, L.P. (ETP)	Williams Partners L.P. (WPZ)
Magellan Midstream Partners, L.P. (MMP)

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

The following charts illustrate the total return for the Partnership’s common units compared to the total return of each other company in the LTIP Peer Group and of the Alerian MLP Index (AMZx) measured over the period beginning on June 30 of each year in which the currently outstanding performance unit awards were made, using the Beginning Price described above, and continuing through December 31, 2014.

Outstanding performance unit awards granted prior to 2014 originally included Copano Energy, L.L.C. (“Copano”) as a member of the LTIP Peer Group. Effective May 1, 2013, the Compensation Committee removed Copano from the LTIP Peer Group due to its acquisition by Kinder Morgan Energy Partners L.P. as of that date. Copano was replaced with Atlas Pipeline Partners L.P. (“Atlas”), which is a member of the LTIP Peer Group for the 2014 awards.  For outstanding 2012 and 2013 performance unit awards, Copano remains in the peer group through May 1, 2013, and Atlas is substituted for Copano’s position in the performance ranking as of May 2, 2013. For the 2011 performance unit awards, which have a performance period that ended June 30, 2014, Copano’s performance through May 1, 2013, including the acquisition premium, was used for the peer group performance ranking in determining vesting. With respect to these 2011 performance unit awards, the Partnership’s total return rank was [third] among the LTIP Peer Group, and the board of directors of the General Partner certified that the performance goal was achieved with a 123.2% total return, resulting in a performance vesting percentage of 150%. See “Executive Compensation—Option Exercises and Stock Vested in 2014” for more information.

Severance and Change in Control Benefits

The Executive Officer Change in Control Program (the “Change in Control Program”), in which each of our named executive officers is eligible to participate, provides for post-termination payments following a qualifying termination of employment in connection with a change in control event, or what is commonly referred to as a “double trigger” benefit. The vesting of certain of our long-term equity incentive compensation awards accelerates upon a change in control irrespective of whether the officer is terminated, and/or upon certain termination of employment events, such as death, disability or a termination by us without cause. Please see “Executive Compensation—Potential Payments Upon Termination or Change in Control” below for further information.

We believe that the Change in Control Program and the accelerated vesting provisions in our long-term equity incentive awards create important retention tools for us and are consistent with the practices common among our industry peers. Accelerated vesting of long-term equity incentive awards upon a change in control enables our named executive officers to realize value from these awards consistent with value created for investors upon the closing of a transaction. In addition, we believe that post-termination benefits may, in part, mitigate some of the potential uncertainty created by a potential or actual change in control transaction, including with respect to the future employment of the named executive officers, thus allowing management to focus on the business transaction at hand.

Retirement, Health and Welfare, and Other Benefits

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

Changes for 2015

In consultation with the Compensation Consultant, the Compensation Committee has reviewed our executive compensation program and has made certain changes for 2015, which are described in more detail below. The analysis provided by the Compensation Consultant indicated that the compensation of chief executive officers and chief operating officers at companies within our 2015 Peer Group substantially increased in 2014 as a result of continued competitiveness in the energy markets and the strength of the midstream sector. Specifically, the analysis provided to the Compensation Committee by the Compensation Consultant indicated that the current total target direct compensation for 2015 of our Chief Executive Officer remains more than 29% below and of our Chief Operating Officer remains more than 5% below the competitive market levels adjusted for company size using the regression analysis of 2015 Peer Group pay programs.

In order to align the total compensation of our named executive officers more closely with that of similarly situated officers within the 2015 Peer Group, the Compensation Committee has approved increases in the salary levels and the incentive-based compensation opportunities of the named executive officers as described below.

Base Salary

The Compensation Committee has authorized, and executive management will implement, the following base salaries for our named executive officers effective March 1, 2015:

	Effective March 1, 2015	Current Salary
Joe Bob Perkins	$725,000	$560,000
Michael A. Heim	600,000	535,000
Jeffrey J. McParland	500,000	470,000
Matthew J. Meloy	400,000	375,000

The Compensation Committee authorized base salary increases for the named executive officers (other than Mr. Joyce, who retired effective December 31, 2014), along with corresponding adjustments in annual cash bonus incentive targets and grant date fair values of long-term equity incentive awards, in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2015 Peer Group, adjusted for company size, and to reflect professional growth, the assumption of additional responsibilities and individual performance.

Annual Cash Incentive Bonus

In preparing our business plan for 2015, senior management developed and proposed a set of business priorities to the Compensation Committee. The Compensation Committee discussed and adopted the business priorities proposed by senior management for purposes of the 2015 Annual Incentive Plan (the “2015 Bonus Plan”). The 2015 business priorities are similar to those in effect for 2014 but have been revised to include our goal of closing the acquisitions of Atlas Energy, L.P. and Atlas Pipeline Partners, L.P. while retaining personnel at both companies and actively pursuing growth opportunities to achieve business performance consistent with expectations for the mergers in the context of prevailing market conditions.

The overall threshold, target and maximum funding percentages for the 2015 Bonus Plan remain the same as for the 2014 Bonus Plan. The target bonus percentage (as a percentage of base salary) for Mr. Meloy has been increased for 2015. The target bonus percentages of all other named executive officers (other than Mr. Joyce who retired December 31, 2014) remain the same as in 2014.  As with the 2014 Bonus Plan, funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, is subject to the sole discretion of the Compensation Committee.

The following table shows the target bonus percentages for our named executive officers effective March 1, 2015:

	Effective March 1, 2015	Current Percentage
Joe Bob Perkins	100%	100%
Michael A. Heim	90%	90%
Jeffrey J. McParland	90%	90%
Matthew J. Meloy	80%	75%

Long-Term Equity Incentive Awards

For 2015, the Compensation Committee determined to adjust the allocation of the value of the long-term equity incentive component of our named executive officers’ compensation between awards under the Stock Incentive Plan and awards under the Partnership’s Long-Term Incentive Plan. Specifically, for 2015, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (i) forty  percent (40%) to restricted stock units under the Stock Incentive Plan and (ii) sixty percent (60%) to equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan. Upon the recommendation of senior management, the Compensation Committee decided to change our historical allocation of (i) twenty-five percent (25%) to awards under the Stock Incentive Plan and (ii) seventy-five percent (75%) to awards under the Partnership’s Long-Term Incentive Plan so that the mix of awards would be more aligned with the relative market capitalizations of the Company and the Partnership.

In addition, for 2015, the Compensation Committee approved increases in the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to the named executive officers (other than Mr. Joyce, who retired effective December 31, 2014). The following table shows the percentages used for long-term incentive awards for our named executive officers effective in 2015:

	Effective March 1, 2015	Current Percentage
Joe Bob Perkins	350%	300%
Michael A. Heim	250%	225%
Jeffrey J. McParland	200%	170%
Matthew J. Meloy	190%	150%

Restricted Stock Unit Awards. On January 15, 2015, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 9,912 restricted stock units to Mr. Perkins, (ii) 5,859 restricted stock units to Mr. Heim, (iii) 3,906 restricted stock units to Mr. McParland, and (iv) 2,969 restricted stock units to Mr. Meloy. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or fulfillment of certain service related requirements following retirement.

Equity-Settled Performance Unit Awards. On January 21, 2015, our named executive officers were awarded equity-settled performance units under the Partnership’s Long-Term Incentive Plan in the following amounts: (i) 32,168 performance units to Mr. Perkins, (ii) 19,015 performance units to Mr. Heim, (iii) 12,677 performance units to Mr. McParland, and (iv) 9,634 performance units to Mr. Meloy. The vesting and settlement value of these performance unit awards will be determined using the formula adopted for the performance unit awards granted on January 14, 2014, except that the performance period for the 2015 awards will begin on June 30, 2015 and end on June 30, 2018.  Please see “—Components of Executive Compensation Program for Fiscal 2014—Long-Term Equity Incentive Awards—Equity-Settled Performance Unit Awards.”

2015 Peer Group

During 2014, we worked with our Compensation Consultant to include additional master limited partnerships in our Peer Group used for 2015 compensation purposes.  Based upon the recommendation of our Compensation Consultant, we made the following changes to the 2014 Peer Group to create the 2015 Peer Group: (i) added two companies—Enable Midstream Partners, LP and Summit Midstream Partners, LP, and (ii) recognized the name change of Crosstex Energy, L.P. to Enlink Midstream Partners, LP.

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

Clawback Policy. To date, we have not adopted a formal clawback policy to recoup incentive-based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, restricted stock and/or restricted stock unit agreements covering grants made to our named executive officers and other employees in 2011 and later years do include language providing that any compensation, payments or benefits provided under such an award (including profits realized from the sale of earned shares) are subject to clawback to the extent required by applicable law.

Securities Trading Policy. All of our officers, employees and directors are subject to our Insider Trading Policy, which, among other things, prohibits officers, employees and directors from engaging in certain short-term or speculative transactions involving our securities. Specifically, the policy provides that officers, employees and directors may not engage in the following transactions: (i) the purchase of our common stock on margin, (ii) short sales of our common stock, or (iii) the purchase or sale of options of any kind, whether puts or calls, or other derivative securities, relating to our common stock.

Compensation Risk Assessment

The Compensation Committee reviews the relationship between our risk management policies and compensation policies and practices each year and, for 2014, has concluded that we do not have any compensation policies or practices that expose us to excessive or unnecessary risks that are reasonably likely to have a material adverse effect on us. Because the Compensation Committee retains the sole discretion for determining the actual amount paid to executives pursuant to the annual cash incentive bonus program, the Compensation Committee is able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts. In addition, the performance objectives applicable to our annual bonus program consist of a combination of six or more diverse company-wide and business unit goals, including commercial, operational and financial goals to support our business plan and priorities, which we believe lessens the potential incentive to focus on meeting certain short-term goals at the expense of longer-term risk. Further, our use of long-term equity incentive compensation with three-year vesting and performance periods serves our executive compensation program’s goal of aligning the interests of executives and unitholders, thereby reducing the incentives to unnecessary risk-taking.

COMPENSATION COMMITTEE REPORT

In fulfilling its oversight responsibilities, the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended December 31, 2014. Based on these reviews and discussions, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Rene R. Joyce
James W. Whalen
Robert B. Evans
Barry R. Pearl
Joe Bob Perkins
William D. Sullivan
Ruth I. Dreessen

Executive Compensation Tables

Summary Compensation Table for 2014

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2014, 2013 and 2012. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2)	All Other Compensation (3)	Total
Joe Bob Perkins	2014	$554,167	$1,120,000	$1,552,665	$21,931	$3,248,763
Chief Executive Officer	2013	517,500	918,750	1,012,070	21,456	2,469,776
	2012	478,000	633,600	784,417	20,488	1,916,505

Matthew J. Meloy	2014	366,667	562,500	519,890	21,548	1,470,605
Senior Vice President, Chief Financial Officer and Treasurer	2013	316,667	355,469	360,238	21,046	1,053,420
	2012	268,333	283,594	290,776	20,274	862,977

Rene R. Joyce	2014	560,000	1,120,000	983,317	21,942	2,685,259
Executive Chairman of the Board of Directors	2013	560,000	980,000	1,025,563	21,542	2,587,105
	2012	557,833	924,000	1,022,777	20,569	2,525,179

Michael A. Heim	2014	526,667	963,000	1,112,536	21,874	2,624,077
President and Chief Operating Officer	2013	480,833	679,000	888,231	21,381	2,069,445
	2012	452,500	607,200	685,357	20,462	1,765,519

Jeffrey J. McParland	2014	463,333	846,000	738,476	21,745	2,069,554
President—Finance and Administration

(1)	For 2014, represents payments pursuant to our 2014 Bonus Plan. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2014—Annual Cash Incentive Bonus.” As discussed above, payments pursuant to our Bonus Plan are discretionary and not based on objective performance measures.
(2)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock unit awards under our Stock Incentive Plan and of equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan, in each case, granted in 2014 and computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 22 to our “Consolidated Financial Statements” beginning on page F-1 of our Annual Report on Form 10-K for fiscal year 2014. Detailed information about the amount recognized for specific awards is reported in the table under “—Grants of Plan-Based Awards for 2014” below. The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on January 14, 2014, assuming vesting will occur, is $87.45. The aggregate grant date fair value for the equity-settled performance unit awards granted on January 14, 2014 is determined by multiplying a number of units equal to approximately 89.19% of the number of performance units awarded by $51.80, and that value is consistent with the estimate of aggregate compensation cost to be recognized over the service period of the awards, excluding the effect of estimated forfeitures. Assuming, instead, a payout percentage for these performance unit awards of 150%, which is the maximum payout percentage under the awards, the aggregate grant date fair value of the equity-settled performance unit awards granted on January 14, 2014 for each named executive officer is as follows: Mr. Perkins—$1,901,941; Mr. Meloy—$639,829; Mr. Joyce—$1,204,583; Mr. Heim —$1,362,780; and Mr. McParland—$904,583.
(3)	For 2014 “All Other Compensation” includes (i) the aggregate value of all employer-provided contributions to our 401(k) plan and (ii) the dollar value of life insurance premiums paid by the Company with respect to life insurance for the benefit of each named executive officer.

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
Joe Bob Perkins	$20,800	$1,131	$21,931
Matthew J. Meloy	20,800	748	21,548
Rene R. Joyce	20,800	1,142	21,942
Michael A. Heim	20,800	1,074	21,874
Jeffrey J. McParland	20,800	945	21,745

Grants of Plan-Based Awards for 2014

The following table and the footnotes thereto provide information regarding grants of plan-based equity awards made to the named executive officers during 2014:

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)		Grant Date Fair Value of Equity Awards (2)
Mr. Perkins	01/14/14				4,823	$421,771
01/14/14		8,739	24,478	36,717		1,130,894

Mr. Meloy	01/14/14				1,615	141,232
01/14/14		2,926	8,196	12,294		378,659

Mr. Joyce	01/14/14				3,054	267,072
01/14/14		5,535	15,503	23,255		716,245

Mr. Heim	01/14/14				3,456	302,227
01/14/14		6,261	17,539	26,309		810,309

Mr. McParland	01/14/14				2,294	200,610
01/14/14		4,156	11,642	17,463		537,865

(1)	The grants on January 14, 2014 are restricted stock unit awards granted under our Stock Incentive Plan and equity-settled performance units granted under the Partnership’s Long-Term Incentive Plan. For a detailed description of how performance achievements will be determined for the equity-settled performance units, see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2014—Long-Term Equity Incentive Awards—Equity-Settled Performance Unit Awards.”
(2)	The dollar amounts shown for the restricted stock unit awards granted on January 14, 2014 are determined by multiplying the shares reported in the table by $87.45, which is the grant date fair value of awards computed in accordance with FASB ASC Topic 718. The dollar amounts shown for the equity-settled performance units granted on January 14, 2014 are determined by multiplying a number of units equal to approximately 89.19% of the number of units reported in the table under the “Target” column by $51.80, which is the grant date fair value of awards computed in accordance with FASB ASC Topic 718, and that value is consistent with the estimate of aggregate compensation cost to be recognized over the service period of the awards, excluding the effect of estimated forfeitures.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2014 salaries, bonuses, incentive plans and awards is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2014 restricted stock unit awards under our Stock Incentive Plan and the 2014 equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan, such as the vesting schedule of such awards, any applicable performance-based conditions, and the extent to which dividends and distributions are paid with respect to such awards.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding equity-based awards outstanding as of December 31, 2014 for each of our named executive officers.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested (4)
Joe Bob Perkins	14,753	$1,564,556	45,710	$2,188,595
Matthew J. Meloy	5,223	553,899	16,417	786,046
Rene R. Joyce	14,579	1,546,103	49,404	2,365,464
Michael A. Heim	12,151	1,288,614	39,058	1,870,097
Jeffrey J. McParland	8,490	900,365	27,471	1,315,311

(1)	Represents the following shares of restricted stock and restricted stock units under our Stock Incentive Plan held by our named executive officers:

	January 12, 2012 Award (a)	January 15, 2013 Award (b)	January 14, 2014 Award (c)	Total
Joe Bob Perkins	5,035	4,895	4,823	14,753
Matthew J. Meloy	1,866	1,742	1,615	5,223
Rene R. Joyce	6,565	4,960	3,054	14,579
Michael A. Heim	4,399	4,296	3,456	12,151
Jeffrey J. McParland	3,390	2,806	2,294	8,490

(a)	The restricted shares subject to the January 12, 2012 awards are subject to the following vesting schedule: 100% of the restricted shares vest on January 12, 2015, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period.
(b)	The restricted shares subject to the January 15, 2013 awards are subject to the following vesting schedule: 100% of the restricted shares vest on January 15, 2016, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period.
(c)	The restricted stock units subject to the January 14, 2014 awards are subject to the following vesting schedule: 100% of the restricted stock units vest on January 14, 2017, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

The treatment of the outstanding restricted stock awards and restricted stock unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(2)	The dollar amounts shown are determined by multiplying the number of shares of restricted stock or the number of restricted stock units reported in the table by the closing price of a share of our common stock on December 31, 2014 ($106.05). The amounts do not include any related dividends accrued with respect to the awards.
(3)	Represents the following performance units linked to the performance of the Partnership’s common units held by our named executive officers:

	January 12, 2012 Award (a)	January 15, 2013 Award (b)	January 14, 2014 Award (c)	Total
Joe Bob Perkins	18,619	20,971	6,120	45,710
Matthew J. Meloy	6,903	7,465	2,049	16,417
Rene R. Joyce	24,277	21,251	3,876	49,404
Michael A. Heim	16,268	18,405	4,385	39,058
Jeffrey J. McParland	12,536	12,024	2,911	27,471

(a)
Reflects the target number of performance units granted to the named executive officers on January 12, 2012 multiplied by a performance percentage of 114.3%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2014 performance.  Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2015, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.

(b)	Reflects the target number of performance units granted to the named executive officers on January 15, 2013 multiplied by a performance percentage of 100%, which in accordance with SEC rules is the next higher performance measure that exceeds 2014 performance. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2016, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.
(c)	Reflects the target number of performance units granted to the named executive officers on January 14, 2014 multiplied by a performance percentage of 25.0%, which in accordance with SEC rules is the threshold performance measure under the awards. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2017, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.

The treatment of the outstanding performance units upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(4)	The dollar amounts shown are determined by multiplying the number of performance units reported in the table by the closing price of a common unit of the Partnership on December 31, 2014 ($47.88). The amounts do not include any related cash distributions accrued with respect to the awards.

Option Exercises and Stock Vested in 2014

The following table provides the amount realized during 2014 by each named executive officer upon the vesting of restricted stock and performance unit awards.  None of our named executive officers exercised any option awards during the 2014 year and, currently, there are no options outstanding under any of our plans.

	Stock Vested for 2014		Units Vested for 2014
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)	Number of Units Acquired on Vesting (3)	Value Realized on Vesting (4)
Joe Bob Perkins	4,250	$410,210	17,535	$1,261,117
Matthew J. Meloy	1,260	121,615	5,205	374,416
Rene R. Joyce	7,690	742,239	31,665	2,277,347
Michael A. Heim	3,770	363,880	15,540	1,117,637
Jeffrey J. McParland	3,540	341,681	14,565	1,047,515

(1)	Shares of restricted stock granted under our Stock Incentive Plan on February 14, 2011, which vested on February 14, 2014.
(2)	Computed with respect to the restricted stock awards granted under our Stock Incentive Plan by multiplying the number of shares of stock vesting by the closing price of a share of common stock on the February 14, 2014 vesting date ($96.52) and does not include associated dividends accrued during the vesting period.
(3)	Performance units linked to the performance of the Partnership’s common units granted under the Partnership’s Long-Term Incentive Plan in February 2011, which vested on June 30, 2014, at the 150% payout level
(4)	Computed as the number of performance units vested multiplied by the closing price of a Partnership common unit on June 30, 2014 ($71.92), the vesting date, and does not include associated distributions accrued during the vesting period.

Pension Benefits

Other than our 401(k) Plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

Aggregate Payments

The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under the Change in Control Program, our Stock Incentive Plan and the Partnership’s Long-Term Incentive Plan upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2014.  Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2014 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs.  Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Change in Control (No Termination)	Qualifying Termination Following Change in Control	Termination by us without Cause	Termination for Death or Disability
Joe Bob Perkins	$4,839,458	$8,239,890	$2,606,586	$4,238,689
Matthew J. Meloy	1,707,495	3,728,428	936,026	1,514,155
Rene R. Joyce	4,669,666	8,068,923	2,814,489	4,433,274
Michael A. Heim	3,962,027	7,063,710	2,226,881	3,572,573
Jeffrey J. McParland	2,751,305	5,482,488	1,565,656	2,506,630

Executive Officer Change in Control Severance Program

We adopted the Change in Control Program on and effective as of January 12, 2012.  Each of our named executive officers was an eligible participant in the Change in Control Program during the 2014 calendar year.

The Change in Control Program is administered by our Vice President—Human Resources. The Change in Control Program provides that if, in connection with or within 18 months after a “Change in Control,” a participant suffers a “Qualifying Termination,” then the individual will receive a severance payment, paid in a single lump sum cash payment within 60 days following the date of termination, equal to three times (i) the participant’s annual salary as of the date of the Change in Control or the date or termination, whichever is greater, and (ii) the amount of the participant’s annual salary multiplied by the participant’s most recent “target” bonus percentage specified by the Compensation Committee prior to the Change in Control.  In addition, the participant (and his eligible dependents, as applicable) will receive the continuation of their medical and dental benefits until the earlier to occur of (a) three years from the date of termination, or (b) the date the participant becomes eligible for coverage under another employer’s plan.

For purposes of the Change in Control Program, the following terms will generally have the meanings set forth below:

•	Cause means discharge of the participant by us on the following grounds: (i) the participant’s gross negligence or willful misconduct in the performance of his duties, (ii) the participant’s conviction of a felony or other crime involving moral turpitude, (iii) the participant’s willful refusal, after 15 days’ written notice, to perform his material lawful duties or responsibilities, (iv) the participant’s willful and material breach of any corporate policy or code of conduct, or (v) the participant’s willfully engaging in conduct that is known or should be known to be materially injurious to us or our subsidiaries.

•	Change in Control means any of the following events: (i) any person (other than the Partnership) becomes the beneficial owner of more than 20% of the voting interest in us or in the general partner, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or the general partner (other than to the Partnership or its affiliates), (iii) a transaction resulting in a person other than Targa Resources GP LLC or an affiliate being the general partner of the Partnership, (iv) the consummation of any merger, consolidation or reorganization involving us or the general partner in which less than 51% of the total voting power of outstanding stock of the surviving or resulting entity is beneficially owned by the stockholders of the Company or the general partner, immediately prior to the consummation of the transaction, or (v) a majority of the members of the Board of Directors or the board of directors of the general partner is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the applicable Board of Directors before the date of the appointment or election.

•	Good Reason means: (i) a material reduction in the participant’s authority, duties or responsibilities, (ii) a material reduction in the participant’s base compensation, or (iii) a material change in the geographical location at which the participant must perform services. The individual must provide notice to us of the alleged Good Reason event within 90 days of its occurrence and we have the opportunity to remedy the alleged Good Reason event within 30 days from receipt of the notice of such allegation.

•	Qualifying Termination means (i) an involuntary termination of the individual’s employment by us without Cause or (ii) a voluntary resignation of the individual’s employment for Good Reason.

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

If amounts payable to a named executive officer under the Change in Control Program, together with any other amounts that are payable by us as a result of a Change in Control (collectively, the “Payments”), exceed the amount allowed under section 280G of the Internal Revenue Code for such individual, thereby subjecting the individual to an excise tax under section 4999 of the Internal Revenue Code, then, depending on which method produces the largest net after-tax benefit for the recipient, the Payments shall either be: (i) reduced to the level at which no excise tax applies or (ii) paid in full, which would subject the individual to the excise tax.

The following table reflects payments that would have been made to each of the named executive officers under the Change in Control Program in the event there was a Change in Control and the officer incurred a Qualifying Termination, in each case as of December 31, 2014.

Name	Qualifying Termination Following Change in Control (1)
Joe Bob Perkins	3,400,432
Matthew J. Meloy	2,020,933
Rene R. Joyce	3,399,257
Michael A. Heim	3,101,683
Jeffrey J. McParland	2,731,183

(1)
I ncludes 3 years’ worth of continued participation in our medical and dental plans, calculated based on the monthly employer-paid portion of the premiums for our medical and dental plans as of December 31, 2014 for each named executive officer and his eligible dependents in the following amounts: (a) Mr. Perkins – $40,432, (b) Mr. Meloy – $52,183, (c) Mr. Joyce – $39,257, (d) Mr. Heim – $52,183, and (e) Mr. McParland– $52,183.

Stock Incentive Plan

Each of our named executive officers held outstanding restricted stock awards and restricted stock units under our forms of restricted stock agreement and restricted stock unit agreement, as applicable (the “Stock Agreements”), and the Stock Incentive Plan as of December 31, 2014.  If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, the restricted stock and restricted stock units granted to him under the Stock Agreements, and related dividends then credited to him, will fully vest on the date upon which such Change in Control occurs.

Restricted stock and restricted stock units granted to a named executive officer under the Stock Agreements, and related dividends then credited to him, will also fully vest if the named executive officer’s employment is terminated by reason of death or a “Disability.”  If a named executive officer’s employment with us is terminated for any reason other than death or Disability, then his unvested restricted stock and restricted stock units are forfeited to us for no consideration, except that, if a named executive officer retires, his awards will continue to vest on the third anniversary of the date of grant if, from the date of his retirement through the third anniversary date, the named executive officer has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).

The following terms generally have the following meanings for purposes of the Stock Incentive Plan and Stock Agreements:

Affiliate means an entity or organization which, directly or indirectly, controls, is controlled by, or is under common control with, us.

Change in Control means the occurrence of one of the following events: (i) any person or group acquires or gains ownership or control (including, without limitation, the power to vote), by way of merger, consolidation, recapitalization, reorganization or otherwise, of more than 50% of the outstanding shares of our voting stock or more than 50% of the combined voting power of the equity interests in the Partnership or the general  partner; (ii) the liquidation or dissolution of us or the approval by the limited partners of the Partnership of a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by us of all or substantially all of our assets in one or more transactions to any person other than Warburg Pincus LLC or any other Affiliate; (iv) the sale or disposition by either the Partnership or the general  partner of all or substantially all of its assets in one or more transactions to any person other than Warburg Pincus LLC, the general  partner, or any other Affiliate; (v) a transaction resulting in a person other than Targa Resources GP LLC or an Affiliate being the general  partner of the Partnership; or (vi) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors.

Disability means a disability that entitles the named executive officer to disability benefits under our long-term disability plan.

The following table reflects amounts that would have been received by each of the named executive officers under the Stock Incentive Plan and related Stock Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability, each as of December 31, 2014.  The amounts reported below assume that the price per share of our common stock was $106.05, which was the closing price per share of our common stock on December 31, 2014.  No amounts are reported assuming retirement as of December 31, 2014, since additional conditions must be met following a named executive officer’s retirement in order for any restricted stock awards or restricted stock units to become vested.

Name	Change in Control		Termination for Death or Disability
Joe Bob Perkins	1,632,104	(1)	1,632,104	(1)
Matthew J. Meloy	578,130	(2)	578,130	(2)
Rene R. Joyce	1,618,784	(3)	1,618,784	(3)
Michael A. Heim	1,345,692	(4)	1,345,692	(4)
Jeffrey J. McParland	940,974	(5)	940,974	(5)

(1)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $533,962 and $31,469, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $519,115 and $23,166, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $511,479 and $12,914, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.
(2)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $197,889 and $11,663, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $184,739 and $8,244, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $171,271 and $4,324, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.
(3)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $696,218 and $41,031, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $526,008 and $23,473, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $323,877 and $8,177, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.
(4)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $466,514 and $27,494, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $455,591 and $20,331, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $366,509 and $9,253, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.
(5)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $359,510 and $21,188, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $297,576 and $13,279, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $243,279 and $6,142, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

Partnership’s Long-Term Incentive Plan

Each of our named executive officers held outstanding performance unit awards under the Partnership’s form of performance unit grant agreement (the “Performance Unit Agreement”) and the Partnership’s Long-Term Incentive Plan as of December 31, 2014.  If a “Change in Control” occurs during the performance period established for the performance units and related distribution rights granted to a named executive officer under the Performance Unit Agreements, the performance units will be settled upon the occurrence of the Change in Control by providing the named executive officer with a number of common units of the Partnership equal to the target number of performance units granted to the named executive officer plus a cash payment in the amount of distribution equivalent rights then credited to the named executive officer, if any; provided the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).  The general partner may elect to settle the performance unit awards in cash instead of in common units. Generally, performance units and the related distribution equivalent rights granted to a named executive officer under a Performance Unit Agreement will be automatically forfeited without payment upon the termination of the named executive officer’s employment with us and our affiliates.  However, if a named executive officer’s employment is terminated by reason of his death or “Disability” or is terminated by us other than for “Cause,” or if the executive has retired and he has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the end of the performance period, he will become vested in the performance units that he is otherwise qualified to receive payment for based on achievement of the performance goal at the end of the performance period as if the named executive officer had remained continuously employed through the end of the performance period.  The named executive officer will also receive a cash payment in the amount of the distribution equivalent rights that would have accrued through the end of the performance period.

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

The following table reflects amounts that would have been received by each of the named executive officers under the Partnership’s Long-Term Incentive Plan and related Performance Unit Agreements in the event there was a Change in Control (in which case the performance percentage is deemed to be 100%) or their employment was terminated due to death or Disability or by us without Cause, each as of December 31, 2014.  No amounts are reported assuming retirement as of December 31, 2014, since additional conditions must be met following a named executive officer’s retirement in order for any performance unit awards to become vested.  The amounts reported below assume that the price per Partnership common unit was $47.88, which was the closing price per common unit on December 31, 2014.  In addition, the amounts reported below in the “Termination for Death or Disability or Without Cause” column assume that the applicable performance period for each award ended December 31, 2014 and are based on achieving the next higher performance level for the award (if any) that exceeds performance for the 2014 fiscal year; however, the distribution amounts reported in this column are calculated through the end of the actual applicable performance period assuming the distribution level in effect as of December 31, 2014.

Name	Change in Control		Termination for Death or Disability or Without Cause
Joe Bob Perkins	$3,207,354	(1)	$2,606,586	(1)
Matthew J. Meloy	1,129,365	(2)	936,026	(2)
Rene R. Joyce	3,050,882	(3)	2,814,489	(3)
Michael A. Heim	2,616,336	(4)	2,226,881	(4)
Jeffrey J. McParland	1,810,332	(5)	1,565,656	(5)

(1)	Of the amount reported under the “Change in Control” column: (a) $779,965 and $117,573, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,004,091 and $95,103, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $1,172,007 and $38,614, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $891,478 and $164,080, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,004,091 and $195,450, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $293,026 and $58,461, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.
(2)	Of the amount reported under the “Change in Control” column: (a) $289,147 and $43,586, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $357,424 and $33,854, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $392,424 and $12,929, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $330,516 and $60,833, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $357,424 and $69,574, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $98,106 and $19,573, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.
(3)	Of the amount reported under the “Change in Control” column: (a) $1,016,971 and $153,300, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,017,498 and $96,373, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $742,284 and $24,456, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $1,162,383 and $213,941, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,017,498 and $198,059, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $185,583 and $37,025, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.
(4)	Of the amount reported under the “Change in Control” column: (a) $681,476 and $102,727, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $881,231 and $83,467, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $839,767 and $27,668, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $778,912 and $143,362, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $881,231 and $171,535, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $209,954 and $41,888, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.
(5)	Of the amount reported under the “Change in Control” column: (a) $525,148 and $79,162, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $575,709 and $54,529, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $557,419 and $18,365, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $600,224 and $110,474, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $575,709 and $112,064, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $139,379 and $27,807, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

Director Compensation

The following table sets forth the compensation earned by our non-employee directors for 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (3)	Total Compensation
Robert B. Evans (1)(2)	$177,000	$87,898	$264,898
In Seon Hwang (1)(2)	13,167	87,898	101,065
Barry R. Pearl (1)(2)	175,000	87,898	262,898
William D. Sullivan (1)(2)	158,000	87,898	245,898
Ruth I. Dreessen (1)(2)	158,000	87,898	245,898

(1)
On January 14, 2014, each director received 1,748 common units of us in connection with their service on the Board of Directors of the general partner. The grant date fair value of each common unit granted to each of these named individuals computed in accordance with FASB ASC Topic 718 was $50.285 for our common units, based on the average of the high and low price of the shares or common units on the date of grant.

(2)
As of December 31, 2014, Mr. Evans held 34,144 common units, Mr. Hwang held 7,994 common units, Mr. Pearl held 20,544 common units, Mr. Sullivan held 22,944 common units and Ms. Dreessen held 6,878 common units of us.

(3)
Amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of common unit and common stock awards contained in the Notes to Consolidated Financial Statements at Note 22 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Narrative to Director Compensation Table

For 2014, each of the general partner’s independent directors received an annual cash retainer of $61,000, which was an increase over the annual cash retainer for 2013 of $56,000. The Chairman of the general partner’s Audit Committee received an additional annual retainer of $20,000. All of the general partner’s independent directors receive $1,500 for each Board, Audit Committee and Conflicts Committee meeting attended. Payment of independent director fees is generally made twice annually, at the second regularly scheduled meeting of the general partner’s Board and at the final regularly scheduled meeting of the general partner’s Board for the fiscal year. All independent directors are reimbursed for out-of-pocket expenses incurred in attending general partner’s Board and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, the Summary Compensation Table reflects total compensation received by Messrs. Joyce and Perkins for services performed for the general partner and its affiliates.

Director Long-term Equity Incentives. The general partner granted equity-based awards in January 2014 to the general partner’s non-management and independent directors under the Long Term Incentive Plan. Each of these directors received an award of 1,748 common units of us, which reflected the general partner’s intent to provide them with a target value of approximately $90,000 in annual long-term incentive awards, which was an increase over the target value for 2013 of $80,000. The awards are intended to align the long-term interests of the general partner’s directors with those of our unitholders. The independent and non-management directors of the general partner currently participate in our plan.

Changes for 2015

In January 2015, the general partner’s Board approved changes to our independent director compensation for the 2015 fiscal year by increasing the annual cash retainer for service on the general partner’s Board to $76,000 per year.

Director Long-term Equity Incentives. In January 2015, each of the general partner’s non-management and independent directors received an award of 2,113 fully vested common units under our long-term incentive plan, which reflects the general partner’s desire to increase the target value of those awards from approximately $90,000 to $100,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units and of Targa common stock, as applicable, as of February 13, 2015 (unless otherwise indicated) held by:

•	each person who then beneficially owns 5% or more of the then outstanding units;

•	all of the directors of Targa Resources GP LLC;

•	each named executive officer of Targa Resources GP LLC; and

•	all directors and executive officers of Targa Resources GP LLC as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the unitholders identified in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them. Percentage ownership calculations for any unitholder listed in the table below are based on 42,167,343 shares of Targa’s common stock and 118,880,758 of our common units outstanding on February 13, 2015.

	Targa Resources Partners LP		Targa Resources Corp.
Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (2)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Targa Resources Corp.	12,945,659	10.9%	-	-
ClearBridge Advisors, LLC (3)	7,398,698	6.2%
OppenheimerFunds, Inc. (4)	7,070,480	5.9%
Center Coast Capital Advisors, LP (5)	6,234,625	5.2%
Rene R. Joyce (6)	101,495	*	1,067,361	2.5%
Joe Bob Perkins (7)	42,280	*	527,134	1.3%
Michael A. Heim (8)	17,021	*	508,978	1.2%
James W. Whalen (9)	128,687	*	583,081	1.4%
Matthew J. Meloy	9,782	*	56,580	*
Barry R. Pearl	22,657	*	-	-
Robert B. Evans	36,257	*	-	-
William D. Sullivan	25,057	*	-	-
Ruth I. Dreessen	8,991	*	-	-

All directors and executive officers as a group (12 persons)	471,625	*	3,706,968	8.8%

* Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1000 Louisiana, Suite 4300, Houston, Texas 77002 and the nature of the beneficial ownership for all the equity securities is sole voting and investment power.
(2)	The common units presented as being beneficially owned by our directors and executive officers do not include the common units held indirectly by Targa Resources Corp. that may be attributable to such directors and officers based on their ownership of equity interests in Targa Resources Corp.
(3)	As reported on Schedule 13F-HR as of September 30, 2014 and filed with the SEC on November 14, 2014, the business address for Clearbridge Investments, LLC is 620 8th Avenue New York, NY 10018.
(4)	As reported on Schedule 13G/A as of December 31, 2014 and filed with the SEC on February 2, 2015, the business address for OppenheimerFunds, Inc. is Two World Financial Center 225 Liberty Street New York, NY 10281.
(5)	As reported on Schedule 13G/A as of February 3, 2015 and filed with the SEC on February 4, 2015, the business address for Center Coast Capital Advisors, LP is 1600 Smith Street, Suite 3800 Houston, Texas 77002
(6)	Shares of common stock beneficially owned by Mr. Joyce include: (i) 227,259 shares issued to The Rene Joyce 2010 Grantor Retained Annuity Trust, of which Mr. Joyce and his wife are co-trustees and have shared voting and investment power; and (ii) 561,292 shares issued to The Kay Joyce 2010 Family Trust, of which Mr. Joyce’s wife is trustee and has sole voting and investment power.
(7)	Shares of common stock beneficially owned by Mr. Perkins include 307,370 shares issued to the Perkins Blue House Investments Limited Partnership (“PBHILP”). Mr. Perkins is the sole member of JBP GP, L.L.C., one of the general partners of the PBHILP.
(8)	Shares of common stock beneficially owned by Mr. Heim include: (i) 157,378 shares issued to The Michael Heim 2009 Family Trust, of which Mr. Heim and his son are co-trustees and have shared voting and investment power; (ii) 101,672 shares issued to The Patricia Heim 2009 Grantor Retained Annuity Trust, of which Mr. Heim and his wife are co-trustees and have shared voting and investment power; (iii) 63,973 shares issued to the Pat Heim 2012 Family Trust, of which Mr. Heim’s wife and son serve as co-trustees and have shared voting and investment power; (iv) 42,000 shares issued to the Heim 2012 Children’s Trust, of which Mr. Heim serves as trustee; and (v) 21,972 shares held by Mr. Heim’s wife of which Mr. Heim and his wife have shared voting and investment power.
(9)	Shares of common stock beneficially owned by Mr. Whalen include (i) 413,249 shares issued to the Whalen Family Investments Limited Partnership and (ii) 98,000 issued to the Whalen Family Investments Limited Partnership 2.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 regarding our long-term incentive plan, called the Targa Resources Long-Term Incentive Plan (the “LTIP”), under which our common units are authorized for issuance to employees, consultants and directors who provide services to us. The LTIP is the sole equity compensation plan under which previously granted options, warrants or rights remain outstanding or under which we may make equity grants in the future. The LTIP was approved by our partners prior to our initial public offering.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	577,403	-	841,734
Total	577,403	-	841,734

(1)	Represents units subject to equity-settled performance unit awards granted under the LTIP, assuming the target distribution at the time of vesting. Payment with respect to the outstanding equity-settled performance unit awards may range from 0% to 150% of the target distribution depending on performance actually attained, with a maximum number of 866,104 units shown in column (a) being potentially issuable under the LTIP. There is no exercise price applicable to these awards.
(2)	Includes units that may be issued in payment of the outstanding equity-settled performance unit awards reported in column (a) if and to the extent such payment exceeds the target distribution amount reported in column (a) with respect to such awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 6, 2015, Targa owned 12,945,659 common units representing an aggregate 10.9% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights.

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

Operational Stage
Distributions of available cash to our general partner and its affiliates
We will generally make cash distributions 98% to our limited partner unitholders pro rata, including our general partner and its affiliates as the holders of 13,417,284 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $3.3 million on their general partner units and $17.5 million on their common units.

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

Transactions with Related Persons

Relationship with Sajet Resources LLC

Former holders of our pre-IPO common equity, including certain of our executive managers and directors, own a controlling interest in Sajet Resources LLC (“Sajet”), which was spun-off in December 2010 prior to the IPO. Sajet owns certain technology rights, real property and ownership interests in Allied CNG Ventures LLC. Targa provides general and administrative services to Sajet and is reimbursed for these amounts at its actual cost. During 2014, Targa was reimbursed $1.4 million for such services provided.

Relationship with Tesla Resources LLC

In September 2012, Tesla Resources LLC (“Tesla”) was spun-off from Sajet. Tesla has ownership interests in Floridian Natural Gas Storage Company LLC (“Floridian”). Targa provides general and administrative services to Tesla and Floridian and is reimbursed for these amounts at its actual cost. During 2014, Targa was reimbursed $0.2 million for such services provided.

Relationship with Total Safety US Inc.

Joe Bob Perkins, Chief Executive Officer of our general partner, is also a member of the Board of Managers of W3 Holdings, LLC, parent company of Total Safety US Inc. (“Total Safety”) which provides us safety services and equipment, including detection and monitoring systems.  Affiliates of Warburg Pincus, of which our former director In Sean Hwang is a Member and Managing Director, own a controlling interest in Total Safety.  During 2014, we made payments of $0.5 million to Total Safety. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationships with Legacy Reserves LP and SM Energy Company

William D. Sullivan, a director of our general partner, is also a director of Legacy Reserves LP (“Legacy”) and SM Energy Company (“SM Energy”). During 2014, we transacted purchases of $12.5 million with Legacy and $6.6 million with SM Energy. We also transacted sales of $49.5 million with SM Energy during 2014. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationship with Magellan Asset Services LP

Barry Pearl, a director of our general partner, is also a director of Magellan Midstream Partners, L.P., parent company of Magellan Asset Services LP (“Magellan”). During 2014, we transacted sales of $28.7 million with Magellan. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

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

Director Independence

The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. Our general partner has a standing Audit Committee that consists of three directors: Messrs. Pearl and Sullivan and Ms. Dreessen. The board of directors of our general partner has affirmatively determined that Messrs. Pearl and Sullivan and Ms. Dreessen are independent as described in the rules of the NYSE and the Exchange Act for purposes of serving on the board of directors and the Audit Committee.

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

Item 14. Principal Accounting Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in Targa’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	2014	2013
	(In millions)
Audit fees (1)	$2.9	$2.5
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$2.9	$2.5

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the integrated audit of our annual financial statements and internal control over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report.
(2)	Audit related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews of our financial statements and are not reported under audit fees.
(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by PricewaterhouseCoopers LLP during the last two years.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” on Page F-1 in this Annual Report.

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

2.8***
Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014 (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-33303)).

2.9***
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

2.10
Form of Voting and Support Agreement, by and between Targa Resources Corp. and each of Edward E. Cohen, Jonathan Z. Cohen, Matthew A. Jones, Sean P. McGrath, Daniel C. Herz, Freddie M. Kotek and Lisa Washington (incorporated by reference to Exhibit 2.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-33303)).

2.11
Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and each of Rene R. Joyce, Joe Bob Perkins, James W. Whalen, Michael A. Heim, Jeffrey J. McParland, Roy E. Johnson, Paul W. Chung, Matthew J. Meloy and John R. Sparger (incorporated by reference to Exhibit 2.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-33303)).

2.12
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

4.5
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

4.6
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

4.7
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

4.8
Indenture dated as of January 31, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-33303)).

4.9
Registration Rights Agreement dated as of January 31, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-33303)).

4.10
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

4.11
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

4.12
Indenture dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-33303)).

4.13
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

4.14
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

4.15
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

4.16
Indenture dated as of May 14, 2013 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

4.17
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

4.18
Indenture dated as of October 28, 2014 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

4.19
Registration Rights Agreement dated as of October 28, 2014 by and among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

4.20
Indenture dated as of January 30, 2015 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

4.21
Registration Rights Agreement dated as of January 30, 2015 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

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

10.11
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

10.12
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

10.13
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

10.14
Purchase Agreement dated as of October 23, 2014 by and among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

10.15
Purchase Agreement dated as of January 15, 2015 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc., Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

10.16
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

10.17
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

10.18
Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.19+
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

10.21+
Form of Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.93 of Targa Investment’s Inc.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.22+
Targa Resources Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 1, 2007 (File No. 333-138747)).

10.23+
Amendment to Targa Resources Partners LP Long-Term Incentive Plan dated December 18, 2008 (incorporated by reference to Exhibit 10.10 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.24+	Form of Restricted Unit Grant Agreement - 2007 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 13, 2007 (File No. 001-33303)).

10.25+	Form of Restricted Unit Grant Agreement – 2010 (incorporated by reference to Exhibit 10.15 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.26+
Form of Performance Unit Grant Agreement – 2007 (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed with the SEC on February 13, 2007 (File No. 001-33303)).

10.27+	Form of Performance Unit Grant Agreement – 2008 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2008 (File No. 001-33303)).

10.28+	Form of Performance Unit Grant Agreement – 2009 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 28, 2009 (File No. 001-33303)).

10.29+	Form of Performance Unit Grant Agreement – 2010 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 7, 2009 (File No. 001-33303)).

10.30+	Form of Performance Unit Grant Agreement – 2011 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 18, 2011) (File No. 001-33303)).

10.31+
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

10.33+
Targa Resources Partners LP Amendment to Outstanding Performance Units (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP's Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.34+
Targa Resources Corp. Amendment to Targa Resources Partners LP Outstanding Performance Units (incorporated by reference to Exhibit 10.5 to Targa Resources Partners LP's Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.35+
Targa Resources Investments Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.36+
Targa Resources Investments Inc. 2009 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.37+
Targa Resources Investments Inc. 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.38+
Targa Resources Corp. 2011 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 28, 2011 (File No. 001-33303)).

10.39+
Targa Resources Corp. 2012 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2012 (File No. 001-33303)).

10.40+
Targa Resources Corp. 2013 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 18, 2013 (File No. 001-33303)).

10.41+
Targa Resources Corp. 2014 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 21, 2014 (File No. 001-33303)).

10.42+
Targa Resources Corp. 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 20, 2015 (File No. 001-33303)).

10.43+
Targa Resources Executive Officer Change In Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 19, 2012 ((File No. 001-33303)).

10.44
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

10.45
Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.46+
Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.47+
Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007 (incorporated by reference to Exhibit 10.12 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.48+
Targa Resources Partners LP Indemnification Agreement for William D. Sullivan dated February 14, 2007 (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.49+
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

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: February 13, 2015	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2015.

Signature	Title (Position with Targa Resources GP LLC)

/s/ Joe Bob Perkins	Chief Executive Officer and Director
Joe Bob Perkins	(Principal Executive Officer)

/s/ Matthew J. Meloy	Senior Vice President, Chief Financial Officer and Treasurer
Mathew J. Meloy	(Principal Financial Officer)

/s/ John R. Sparger	Senior Vice President and Chief Accounting Officer
John R. Sparger	(Principal Accounting Officer)

/s/ James W. Whalen	Executive Chairman of the Board and Director
James W. Whalen

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Barry R. Pearl	Director
Barry R. Pearl

/s/ Robert B. Evans	Director
Robert B. Evans

/s/ William D. Sullivan	Director
William D. Sullivan

/s/ Ruth I. Dreessen	Director
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

The management of Targa Resources GP LLC has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Partners of Targa Resources Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and of cash flows present fairly, in all material respects, the financial position of Targa Resources Partners LP and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Houston, Texas
 February 13, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS

			December 31,
			2014	2013

			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$72.3	$57.5
Trade receivables, net of allowances of $0.0 million and $0.9 million			566.8	658.6
Inventories			168.9	150.7
Assets from risk management activities			44.4	2.0
Other current assets			3.8	7.1
Total current assets			856.2	875.9
Property, plant and equipment			6,514.3	5,751.6
Accumulated depreciation			(1,689.7)	(1,406.2)
Property, plant and equipment, net			4,824.6	4,345.4
Intangible assets, net			591.9	653.4
Long-term assets from risk management activities			15.8	3.1
Investment in unconsolidated affiliate			50.2	55.9
Other long-term assets			38.5	37.7
Total assets			$6,377.2	$5,971.4

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$592.7	$721.2
Accounts payable to Targa Resources Corp.			53.2	52.4
Accounts receivable securitization facility			182.8	-
Liabilities from risk management activities			5.2	8.0
Total current liabilities			833.9	781.6
Long-term debt			2,783.4	2,905.3
Long-term liabilities from risk management activities			-	1.4
Deferred income taxes			13.7	12.1
Other long-term liabilities			57.8	52.6

Commitments and contingencies (see Notes 16 and 17)

Owners' equity:
Limited partners			2,384.1	2,001.9
	Issued	Outstanding
December 31, 2014	118,652,798	118,586,056
December 31, 2013	111,263,207	111,263,207
General partner			78.6	62.0
December 31, 2014	2,420,124	2,420,124
December 31, 2013	2,270,680	2,270,680
Receivables from unit issuances			(1.0)	-
Accumulated other comprehensive income (loss)			60.3	(6.1)
Treasury units at cost (66,742 units as of December 31, 2014, and 0 as of December 31, 2013)			(4.8)	-
			2,517.2	2,057.8
Noncontrolling interests in subsidiaries			171.2	160.6
Total owners' equity			2,688.4	2,218.4
Total liabilities and owners' equity			$6,377.2	$5,971.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per unit amounts)

Revenues	$8,616.5	$6,314.9	$5,676.9
Costs and expenses:
Product purchases	7,046.9	5,137.2	4,672.2
Operating expenses	433.0	376.2	313.0
Depreciation and amortization expenses	346.5	271.6	197.3
General and administrative expenses	139.8	143.1	131.6
Other operating (income) expense	(3.0)	9.6	19.9
Income from operations	653.3	377.2	342.9
Other income (expense):
Interest expense, net	(143.8)	(131.0)	(116.8)
Equity earnings	18.0	14.8	1.9
Gain (loss) on debt redemptions and amendments	(12.4)	(14.7)	(12.8)
Other	(5.2)	15.2	(7.8)
Income before income taxes	509.9	261.5	207.4
Income tax (expense) benefit:
Current	(3.2)	(2.0)	(2.5)
Deferred	(1.6)	(0.9)	(1.7)
	(4.8)	(2.9)	(4.2)
Net income	505.1	258.6	203.2
Less: Net income attributable to noncontrolling interests	37.4	25.1	28.6
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6

Net income attributable to general partner	$148.7	$107.5	$66.7
Net income attributable to limited partners	319.0	126.0	107.9
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6

Net income per limited partner unit - basic	$2.78	$1.19	$1.20
Net income per limited partner unit - diluted	$2.77	$1.19	$1.20
Weighted average limited partner units outstanding - basic	114.7	105.5	90.1
Weighted average limited partner units outstanding - diluted	115.1	105.7	90.2

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In millions)

Net income	$505.1	$258.6	$203.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	59.8	(5.8)	76.4
Settlements reclassified to revenues	4.2	(21.2)	(43.9)
Interest rate swaps:
Settlements reclassified to interest expense, net	2.4	6.1	7.9
Other comprehensive income (loss)	66.4	(20.9)	40.4
Comprehensive income (loss)	571.5	237.7	243.6
Less: Comprehensive income attributable to noncontrolling interests	37.4	25.1	28.6
Comprehensive income attributable to Targa Resources Partners LP	$534.1	$212.6	$215.0
See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

	Limited Partner		General Partner		Receivables From Unit	Accumulated Other Comprehensive	Treasury Units			Non- controlling
	Common	Amount	Units	Amount	Issuances	Income (Loss)	Units	Amount		Interests	Total
	(In millions, except units in thousands)

Balance December 31, 2011	84,756	$1,221.2	1,730	$27.2	$-	$(25.6)	-	$	$ -	$138.9	$1,361.7
Compensation on equity grants	-	3.6	-	-	-	-	-		-	-	3.6
Accrual of distribution equivalent rights	-	(0.5)	-	-	-	-	-		-	-	(0.5)
Issuance of common units under compensation program	10	-	-	-	-	-	-		-	-	-
Equity offerings	15,330	543.0	-	-	-	-	-		-	-	543.0
Contributions from Targa Resources Corp.	-	-	313	11.5	-	-	-		-	-	11.5
Distributions to noncontrolling interests	-	-	-	-	-	-	-		-	(20.2)	(20.2)
Contributions from noncontrolling interests	-	-	-	-	-	-	-		-	3.2	3.2
Other comprehensive income (loss)	-	-	-	-	-	40.4	-		-	-	40.4
Net income	-	107.9	-	66.7	-	-	-		-	28.6	203.2
Distributions	-	(225.7)	-	(60.1)	-	-	-		-	-	(285.8)
Balance December 31, 2012	100,096	$1,649.5	2,043	$45.3	$-	$14.8	-		$-	$150.5	$1,860.1
Compensation on equity grants	-	6.0	-	-	-	-	-		-	-	6.0
Accrual of distribution equivalent rights	-	(1.7)	-	-	-	-	-		-	-	(1.7)
Issuance of common units under compensation program	13	-	-	-	-	-	-		-	-	-
Equity offerings	11,154	517.8	-	-	-	-	-		-	-	517.8
Contributions from Targa Resources Corp.	-	-	228	10.8	-	-	-		-	-	10.8
Distributions to noncontrolling interests	-	-	-	-	-	-	-		-	(19.3)	(19.3)
Contributions from noncontrolling interests	-	-	-	-	-	-	-		-	4.3	4.3
Other comprehensive income (loss)	-	-	-	-	-	(20.9)	-		-	-	(20.9)
Net income	-	126.0	-	107.5	-	-	-		-	25.1	258.6
Distributions	-	(295.7)	-	(101.6)	-	-	-		-	-	(397.3)
Balance December 31, 2013	111,263	$2,001.9	2,271	$62.0	$-	$(6.1)	-		$-	$160.6	$2,218.4
Compensation on equity grants	-	9.2	-	-	-	-	-		-	-	9.2
Accrual of distribution equivalent rights	-	(1.4)	-	-	-	-	-		-	-	(1.4)
Issuance of common units under compensation program	215	-	-	-	-	-	-		-	-	-
Units tendered for tax withholding obligations	(67)	-	-	-	-	-	67		(4.8)	-	(4.8)
Equity offerings	7,175	408.4	-	-	-	-	-		-	-	408.4
Contributions from Targa Resources Corp.	-	-	149	8.7	(1.0)	-	-		-	-	7.7
Distributions to noncontrolling interests	-	-	-	-	-	-	-		-	(26.8)	(26.8)
Other comprehensive income (loss)	-	-	-	-	-	66.4	-		-	-	66.4
Net income	-	319.0	-	148.7	-	-	-		-	37.4	505.1
Distributions	-	(353.0)	-	(140.8)	-	-	-		-	-	(493.8)
Balance December 31, 2014	118,586	$2,384.1	2,420	$78.6	$(1.0)	$60.3	$67		$(4.8)	$171.2	$2,688.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities
Net income	$505.1	$258.6	$203.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	11.2	15.5	17.6
Compensation on equity grants	9.2	6.0	3.6
Depreciation and amortization expense	346.5	271.6	197.3
Accretion of asset retirement obligations	4.4	3.9	3.9
Deferred income tax expense (benefit)	1.6	0.9	1.7
Equity earnings of unconsolidated affiliate	(18.0)	(14.8)	(1.9)
Distributions of unconsolidated affiliate	18.0	12.0	1.9
Risk management activities	4.7	(0.5)	5.3
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
(Gain) loss on debt redemptions and amendments	12.4	14.7	12.8
Changes in operating assets and liabilities:
Receivables and other assets	94.5	(145.8)	90.2
Inventory	(35.9)	(84.5)	5.9
Accounts payable and other liabilities	(110.4)	69.9	(91.7)
Net cash provided by operating activities	838.5	411.4	465.4
Cash flows from investing activities
Outlays for property, plant and equipment	(762.2)	(1,013.6)	(582.3)
Business acquisitions, net of cash acquired	-	-	(996.2)
Investment in unconsolidated affiliate	-	-	(16.8)
Return of capital from unconsolidated affiliate	5.7	-	0.5
Other, net	5.1	(12.7)	1.0
Net cash used in investing activities	(751.4)	(1,026.3)	(1,593.8)
Cash flows from financing activities
Proceeds from borrowings under credit facility	1,600.0	1,613.0	1,595.0
Repayments of credit facility	(1,995.0)	(1,838.0)	(1,473.0)
Redemption of senior notes	(259.8)	(183.2)	(217.7)
Issuance of senior notes	800.0	625.0	1,000.0
Proceeds from accounts receivable securitization facility	381.9	373.3	-
Repayments of accounts receivable securitization facility	(478.8)	(93.6)	-
Costs paid in connection with financing arrangements	(14.0)	(15.3)	(35.7)
Proceeds from equity offerings and general partner contributions	420.4	535.5	575.0
Repurchase of common units under compensation plans	(4.8)	-	-
Distributions paid to unit holders	(495.4)	(397.3)	(285.7)
Contributions received from parent	-	-	1.0
Contributions received from noncontrolling interests	-	4.3	3.2
Distributions paid to noncontrolling interests	(26.8)	(19.3)	(21.3)
Net cash provided by (used in) financing activities	(72.3)	604.4	1,140.8
Net change in cash and cash equivalents	14.8	(10.5)	12.4
Cash and cash equivalents, beginning of period	57.5	68.0	55.6
Cash and cash equivalents, end of period	$72.3	$57.5	$68.0

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

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa. As of December 31, 2014, Targa owned a 12.7% interest in us in the form of 2,420,124 general partner units and 12,945,659 common units. In addition, Targa Resources GP LLC also owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter.

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

Our Operations

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 22 for certain financial information for our business segments.

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

We concluded that these misclassifications were not material to any of the periods affected. However, we have revised previously reported revenues and product purchases to correctly report NGL buy-sell transactions on a net basis. Accordingly, Revenues and Product Purchases reported in our Form 10-K filed on February 14, 2014 have been reduced by equal amounts as presented in the following tables. There is no impact on previously reported net income, cash flows, financial position or other profitability measures.

	Year Ended December 31,
	2013	2012
As Reported:
Revenues	$6,556.2	$5,883.6
Product Purchases	5,378.5	4,878.9

Effect of Revisions:
Revenues	(241.3)	(206.7)
Product Purchases	(241.3)	(206.7)

As Revised:
Revenues	6,314.9	5,676.9
Product Purchases	5,137.2	4,672.2
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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (“OCI”), which includes changes in the fair value of derivative instruments that are designated as hedges.

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

Product Exchanges

Exchanges of NGL products are executed to satisfy timing and logistical needs of the exchange parties. Volumes received and delivered under exchange agreements are recorded as inventory. If the locations of receipt and delivery are in different markets, an exchange differential may be billed or owed. The exchange differential is recorded as either accounts receivable or accrued liabilities.

Gas Processing Imbalances

Quantities of natural gas and/or NGLs over-delivered or under-delivered related to certain gas plant operational balancing agreements are recorded monthly as inventory or as a payable using the weighted average price at the time the imbalance was created. Inventory imbalances receivable are valued at the lower of cost or market using the average cost method; inventory imbalances payable are valued at replacement cost. These imbalances are settled either by current cash-out settlements or by adjusting future receipts or deliveries of natural gas or NGLs.

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

If a derivative qualifies for hedge accounting and is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is deferred in Accumulated Other Comprehensive Income (“AOCI”), a component of owners’ equity, and reclassified to earnings when the forecasted transaction occurs. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. As such, we include the cash flows from commodity derivative instruments in revenues and from interest rate derivative instruments in interest expense.

If a derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss resulting from the change in fair value on the derivative is recognized currently in earnings as a component of revenues.

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

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. We measure hedge ineffectiveness on a quarterly basis and reclassify any ineffective portion of the gain or loss related to the change in fair value to earnings in the current period.

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

For balance sheet classification purposes, we analyze the fair values of the derivative contracts on a deal by deal basis and report the related fair value on a gross basis.

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

Accounts Receivable Securitization Facility

Proceeds from the sale or contribution of certain receivables under our Accounts Receivable Securitization Facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Such borrowings are reflected as long-term debt on our balance sheets to the extent that we have the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows.

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

Noncontrolling Interests

Third-party ownership in the net assets of our consolidated subsidiaries is shown as noncontrolling interests within the equity section of the balance sheet. In the statements of operations and statements of comprehensive income, noncontrolling interests reflects the attribution of results to third-party investors.

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

We generally report sales revenues gross in our consolidated statements of operations, as we typically act as the principal in the transactions where we receive commodities, take title to the natural gas and NGLs, and incur the risks and rewards of ownership. However, buy-sell transactions that involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another are reported as a single transaction on a combined net basis.

Unit-Based Compensation

We award unit-based compensation to employees of Targa and to directors and non-management directors of our General Partner in the form of restricted common units and performance units. Compensation expense on restricted common units and performance unit awards that qualify as equity arrangements are measured by the fair value of the award as determined at the date of grant. Compensation expense on performance unit awards that qualify as liability arrangements is initially measured by the fair value of the award at the date of grant, and re-measured subsequently at each reporting date through the settlement period. Compensation expense is recognized in general and administrative expense over the requisite service period of each award.

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), with an effective date of November 18, 2014. The amendment provides an acquired entity the option to apply push-down accounting in its separate financial statements when a change-in-control event occurs.

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

Pursuant to the Membership Interest Purchase and Sale Agreement (“MIPSA”), the acquisition was subject to a contingent payment of $50 million (the “contingent consideration”) if aggregate crude oil gathering volumes exceeded certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold was not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates under the acquisition method of accounting. At December 31, 2012, we recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA.

Changes in the fair value of this accrued liability were included in earnings and reported as Other income (expense) in the Consolidated Statements of Operations. During 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $15.3 million in 2013. The contingent period expired June 2014, with no payment required.

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

Intangible assets consist of customer contracts and relationships acquired in the Badlands acquisition. Using relevant information and assumptions, the fair value of acquired identifiable intangible assets at the date of acquisition was determined. Fair value is generally calculated as the present value of estimated future cash flows. Key assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate. See Note 6 for details of the amortization method for intangible assets.

Pro Forma Results

As the Badlands acquisition was completed on December 31, 2012, there were no results of operations attributable to this acquisition for 2012. In 2012, we incurred $6.1 million of acquisition-related costs associated with the Badlands acquisition (included in Other expense in our Consolidated Statements of Operations).

The following table shows the unaudited pro forma consolidated results of operations for the year ended 2012.

Year Ended December 31, 2012
(In millions, except per unit amounts)
Revenues	$5,907.8
Net income	157.4
Net income attributable to limited partners	63.1

Net income per limited partner unit - Basic and diluted	$0.63

The pro forma consolidated results of operations include adjustments to include the reported results of the acquired company for 2012, as adjusted to:

•	exclude the financial results of assets retained by the seller;

•	report revenues from the purchase and sale of crude oil inventory with the same counterparty on a net basis to conform to our accounting policy;

•	report revenues from the purchases and sales of certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal on a net basis;

•	include the incremental depreciation expenses associated with the fair value adjustments to property, plant and equipment as a result of applying the acquisition method of accounting (assumed straight-line method over useful lives of 15-20 years);

•	include the amortization expense associated with the fair value adjustments to definite-lived intangibles in a manner that follows the expected pattern of services provided to customers, over a useful life of 20 years;

•	include the financing costs associated with the debt offering and borrowings under our Senior Second Credit Facility (the “TRP Revolver”) used to fund a portion of the acquisition;

•	adjust the attribution of net income to general partners and limited partners, and the calculation of weighted average basic and diluted units to give effect to the equity offering used to fund a portion of the acquisition; and

•	exclude $6.1 million of acquisition costs incurred in 2012 that were directly related to the transaction.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Pending Atlas Mergers

On October 13, 2014, we and Targa announced two proposed merger transactions which would result in our acquisition of Atlas Pipeline Partners, L.P (APL) and the Targa acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership which owns the APL general partner. Upon consummation of these mergers, Targa would relinquish all APL ownership interests and merge the APL general partner into us. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL Merger

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas. The proposed merger:

The proposed merger:

•	adds APL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast operations; and

•	creates a combined position across the Permian Basin that enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

As merger consideration for the APL Merger, holders of APL common units (other than certain common units held by the Partnership or APL or their wholly owned subsidiaries, which will be cancelled) will be entitled to receive 0.5846 of our common units and a one-time cash payment of $1.26 for each APL common unit. The Partnership will also redeem APL’s Class E Preferred Units for an aggregate amount of $126.5 million in cash. As of February 5, 2015 the total APL merger consideration would be valued at $5.0 billion. The portion of the merger consideration represented by our common units will fluctuate in value until the closing date as a result of fluctuations in the market price of our common units.

In connection with the APL Merger, Targa has agreed to reduce its incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing.

ATLS Merger

ATLS holds the general partner’s interest in APL as well as Incentive Distribution Rights and 5.5% limited partner interest. Under the terms of the ATLS Merger, each existing holder of common units of ATLS, after giving effect to the spin-off of non-APL businesses, will be entitled to receive a cash payment of $9.12 and 0.1809 of Targa common shares for each ATLS common unit. This equates to 10.35 million shares of Targa common stock and $522 million in cash payments. Additionally, Targa will provide ATLS with $88 million of cash for the repayment of a portion of the ATLS outstanding indebtedness and fund approximately $190 million related to change of control payments payable by ATLS. As of February 5, 2015 the total ATLS merger consideration would be valued at $1.6 billion. The portion of the merger consideration represented by Targa’s common shares will fluctuate in value until the closing date as a result of fluctuations in the market price of our common shares.

Pre-Closing Merger Financing Activities

In January 2015, we commenced cash tender offers for any and all of the outstanding APL Senior Notes. These tender offers are in connection with, and conditioned upon, the consummation of the proposed merger with APL. The proposed merger with APL, however, is not conditioned on the consummation of the tender offers. Each tender offer is scheduled to expire on February 18, 2015, unless extended by us at our sole discretion.

Under the terms of the tender offer, APL noteholders will receive $1,015 per $1,000 principal if tendered before January 29, 2015 and $985 per $1,000 principal if tendered after that date. Holders of tendered APL Notes will also receive accrued and unpaid interest from the most recent interest payment date on their series of APL Notes.

The outstanding APL Senior Notes consist of:

APL Senior Notes	Amount tendered as of February 6, 2015
$500 million 6⅝ due 2020	Less than majority
$400 million 4¾ due 2021	98.3%
$650 million 5⅞% due 2023	91.6%

The consummation of the merger with APL will result in a Change of Control under the APL Indenture and obligate the APL Issuers to make a Change of Control Offer at $1,010 for each $1,000 principal plus accrued and unpaid interest from the most recent interest payment date. As permitted by the APL Indenture, we are making a Change of Control Offer for any and all of the 2020 APL Notes in lieu of the APL Issuers and in advance of, and conditioned upon, the consummation of the merger with APL. The merger, however, is not conditioned on the consummation of the Change of Control Offer. The Change of Control Offer is also being made independently of the tender offers for the APL Notes. The Change of Control Offer is scheduled to expire on March 3, 2015, unless extended by us. Any 2020 APL Notes that remain outstanding after consummation of the Change of Control Offer will continue to be the obligation of the APL Issuers under the governing indenture.

In January 2015, we privately placed $1.1 billion in aggregate principal amount of 5% Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,090.8 million of net proceeds, which will be used together with borrowings from the TRP Revolver, to fund the cash portion of the APL Merger, the APL Notes Tender Offers and the change of control offers for the 2020 APL Notes.

Targa Pre-Closing Merger Financing Activities

Targa has arranged committed financing of $1.1 billion to replace its existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and approximately $190 million related to change of control payments payable by ATLS and transaction fees and expenses. In January 2015, as part of a new senior secured credit facility to syndicate the $1.1 billion in committed financing, Targa announced the launch of a $430 million senior secured term loan maturing 7 years after closing. Targa intends to use the net proceeds from the term loan issuance, in conjunction with a $670 million revolving credit facility maturing 5 years after closing, to fund the cash components of the pending ATLS Merger. These facilities are subject to the closing of the pending Atlas Mergers and market conditions.

Note 5 — Inventories

	December 31, 2014	December 31, 2013
Commodities	$157.4	$136.4
Materials and supplies	11.5	14.3
	$168.9	$150.7

Note 6 — Property, Plant and Equipment and Intangible Assets

	December 31, 2014	December 31, 2013	Estimated useful life (In years)
Gathering systems	$2,588.6	$2,230.1	5 to 20
Processing and fractionation facilities	1,884.1	1,598.0	5 to 25
Terminaling and storage facilities	1,038.9	715.2	5 to 25
Transportation assets	359.0	294.7	10 to 25
Other property, plant and equipment	149.1	121.3	3 to 25
Land	95.6	89.5	-
Construction in progress	399.0	702.8	-
Property, plant and equipment	6,514.3	5,751.6
Accumulated depreciation	(1,689.7)	(1,406.2)
Property, plant and equipment, net	$4,824.6	$4,345.4

Intangible assets	$681.8	$681.8	20
Accumulated amortization	(89.9)	(28.4)
Intangible assets, net	$591.9	$653.4

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

Amortization expense attributable to these intangible assets is recorded using a method that closely reflects the cash flow pattern underlying the intangible asset valuation. The estimated annual amortization expense for these intangible assets is approximately $80.1 million, $88.3 million, $81.5 million, $67.8 million and $56.8 million for each of years 2015 through 2019.

Note 7 — Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

	2014	2013	2012
Beginning of period	$50.5	$45.2	$42.3
Change in cash flow estimate	2.1	1.4	(1.0)
Accretion expense	4.4	3.9	3.9
Retirement of ARO	(0.2)	-	-
End of period	$56.8	$50.5	$45.2

Note 8 — Investment in Unconsolidated Affiliate

The following table shows the activity related to our unconsolidated 38.8% interest in Gulf Coast Fractionators LP (“GCF”).

	2014	2013	2012
Beginning of period	$55.9	$53.1	$36.7
Equity earnings	18.0	14.8	1.9
Cash distributions (1)	(23.7)	(12.0)	(2.3)
Cash calls for expansion projects	-	-	16.8
End of period	$50.2	$55.9	$53.1

(1)	Includes $5.7 million and $0.5 million distributions received in excess of our share of cumulative earnings for the years ended December 31, 2014 and 2012. Such excess distributions are considered a return of capital and are disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 9 — Accounts Payable and Accrued Liabilities

	December 31, 2014	December 31, 2013
Commodities	$416.7	$529.7
Other goods and services	108.9	124.7
Interest	37.3	35.9
Compensation and benefits	1.3	1.3
Income and other taxes	13.6	10.9
Other	14.9	18.7
	$592.7	$721.2

Note 10 — Debt Obligations

	December 31, 2014	December 31, 2013

Current:
Accounts receivable securitization facility, due December 2015 (1)	$182.8	$-

Long-term:
Senior secured revolving credit facility, variable rate, due October 2017 (2)	-	395.0
Senior unsecured notes, 7⅞% fixed rate, due October 2018 (3)	-	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(25.2)	(28.0)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	800.0	-
Accounts receivable securitization facility, due December 2014 (1)	-	279.7
Total long-term debt	2,783.4	2,905.3

Total Debt	$2,966.2	$2,905.3

Letters of credit outstanding (1)	$44.1	$86.8

(1)	The classification of the Securitization Facility as of December 31, 2014 has changed. The outstanding amounts under the Securitization Facility as of December 31, 2013 were reflected as long-term debt in our Consolidated Balance Sheets because we had the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. As of December 31, 2013, we intended to fund the Securitization Facility’s borrowings either by further extending the termination date of the Securitization Facility or by utilizing the availability under our Senior Secured Revolving Credit Facility. As of December 31, 2014, we intended to fund the Securitization Facility’s borrowings solely through further extensions of the termination date of the Securitization Facility; based on our history of extending the Securitization Facility, most recently through the Third Amendment to the Securitization Facility entered into in December 2014. As a result, all amounts outstanding under the Securitization Facility as of December 31, 2014 are reflected as a current liability in our Consolidated Balance Sheets.
(2)	As of December 31, 2014, availability under our $1.2 billion senior secured revolving credit facility was $1,155.9 million.
(3)	The outstanding balance of the 7⅞% Notes was redeemed in November 2014. See “Senior Unsecured Notes” below.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2014 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2015	2016	2017	2018	2019	After 2019
Senior secured revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Senior unsecured notes	2,808.6	-	-	-	-	800.0	2,008.6
Account receivable securitization facility	182.8	182.8	-	-	-	-	-
Total	$2,991.4	$182.8	$-	$-	$-	$800.0	$2,008.6

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2014:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	1.9% - 4.5%	2.0%
Accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of December 31, 2014, we were in compliance with the covenants contained in our various debt agreements.

Revolving Credit Agreement

In October 2012, we entered into a Second Amended and Restated Credit Agreement that amended and replaced our variable rate Senior Secured Credit Facility due July 2015 to provide a variable rate Senior Secured Credit Facility due October 3, 2017. The TRP Revolver increased available commitments to $1.2 billion from $1.1 billion and allows the Partnership to request up to an additional $300.0 million in commitment increases.

In 2012, we incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the previous revolver as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRP Revolver.

The TRP Revolver bears interest, at our option, either at the base rate or the Eurodollar rate.  The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 0.75% to 1.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA). The Eurodollar rate is equal to LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

We are required to pay a commitment fee equal to an applicable rate ranging from 0.3% to 0.5% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging from 1.75% to 2.75% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

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

Senior Unsecured Notes

In January 2012, we privately placed $400.0 million in aggregate principal amount of our 6⅜% Notes, resulting in approximately $395.5 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes.

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

In November 2012, we redeemed all of the outstanding 8¼% Notes at a redemption price of 104.125% plus accrued interest through the redemption date. The redemption resulted in a premium paid on the redemption of $8.6 million, which is included as a cash outflow from financing activities in the Consolidated Statements of Cash Flows, and a write off of $2.5 million of unamortized debt issue costs.

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

In October 2014, we privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In November 2014, we redeemed the outstanding 7⅞% Notes at a price of 103.938% plus accrued interest through the redemption date. The redemption resulted in a $12.4 million loss on redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

The terms of the senior unsecured notes outstanding as of December 31, 2014 were as follows:

Note Issue	Issue Date	Per Annum Interest Rate		Due Date	Dates Interest Paid
"6⅞% Notes"	February 2011	6⅞	%	February 1, 2021	February & August 1st
"6⅜% Notes"	January 2012	6⅜	%	August 1, 2022	February & August 1st
"5¼% Notes"	Oct / Dec 2012	5¼	%	May 1, 2023	May & November 1st
"4¼% Notes"	May 2013	4¼	%	November 15, 2023	May & November 15th
"4⅛% Notes"	October 2014	4⅛	%	November 15, 2019	May & November 15th

All issues of unsecured senior notes are obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under the TRP Revolver. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by us and our restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver, which is secured by substantially all of our assets and our Securitization Facility, which is secured by accounts receivable pledged under the Securitization Facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

Our senior unsecured notes and associated indenture agreements restrict our ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”) (or rated investment grade by either Moody’s or S&P for the 6⅜% Notes, 5¼% Notes, 4¼% Notes and 4⅛% Notes) and no Default or Event of Default (each as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

We may redeem up to 35% of the aggregate principal amount of Notes at the redemption dates and prices set forth below (expressed as percentages of principal amounts) plus accrued and unpaid interest and liquidation damages, if any, with the net cash proceeds of one or more equity offerings, provided that: (i) at least 65% of the aggregate principal amount of each of the notes (excluding notes held by us) remains outstanding immediately after the occurrence of such redemption; and (ii) the redemption occurs within 90 days (180 days for the 6⅜% Notes, 5¼% Notes, 4¼ % Notes and 4⅛% Notes) of the date of the closing of such equity offering.

Note Issue	Any Date Prior To	Price
6⅞% Notes	February 1, 2014	106.875%
6⅜% Notes	February 1, 2015	106.375%
5¼% Notes	November 1, 2015	105.250%
4¼% Notes	May 15, 2016	104.250%
4⅛% Notes	November 15, 2019	104.125%

We may also redeem all or part of each of the series of notes on or after the redemption dates set forth below at the price for each respective year (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidation damages, if any, on the notes redeemed.

6⅞% Notes		6⅜% Notes		5¼% Notes		4¼% Notes		4⅛% Notes
Redemption Date:		Redemption Date:		Redemption Date:		Redemption Date:		Redemption Date:
February 1		February 1		November 1		May 15		November 15
Year	Price	Year	Price	Year	Price	Year	Price	Year	Price
2016	103.438%	2017	103.188%	2017	102.625%	2018	102.125%	2016	102.063%
2017	102.292%	2018	102.125%	2018	101.750%	2019	101.417%	2017	101.031%
2018	101.146%	2019	101.063%	2019	100.875%	2020	100.708%	2018 and thereafter	100%
2019 and thereafter	100%	2020 and thereafter	100%	2020 and thereafter	100%	2021 and thereafter	100%

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of our consolidated subsidiaries (Targa Liquids Marketing and Trade LLC (“TLMT”) and Targa Gas Marketing LLC (“TGM”)) sell or contribute receivables, without recourse, to another of our consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or us. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

April 2013 Shelf

In April 2013, we filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the years ended December 31, 2014 and 2013.

July 2013 Shelf

In July 2013, we filed with the SEC a universal shelf registration statement that allows us to issue up to an aggregate of $800.0 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expires in August 2016. See Note 11 for equity issuances under the July 2013 Shelf.

Debt Re-acquisitions Summary

The debt re-acquisitions described above were reported as follows in our Consolidated Statements of Operations:

	2014	2013	2012
Premium over face value paid upon redemption:
6⅜ Notes	$-	$6.4	$-
7⅞ Notes	9.9	-	-
8¼ Notes	-	-	8.6
11¼ Notes	-	4.1	-
Recognition of unamortized discount:
11¼ Notes	-	2.2	-
Write-off of deferred debt issue costs:
6⅜ Notes	-	1.0	-
7⅞ Notes	2.5	-	-
8¼ Notes	-	-	2.5
11¼ Notes	-	1.0	-
Partial write-off of TRP Revolver deferred debt issue costs related to 2012 amendment	-	-	1.7
Loss on debt redemptions and amendments	$12.4	$14.7	$12.8

Subsequent Event

In January 2015, we privately placed $1.1 billion in aggregate principal amount of 5% Notes resulting in approximately $1,090.8 million of net proceeds, which will be used together with borrowings from the TRP Revolver, to fund the APL Note tender offers and, if applicable, the change of control offers for the APL Notes pursuant to the indentures governing the APL Notes.

Note 11 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2010, we filed with the SEC a universal shelf registration statement (the “2010 Shelf”), which provided us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The 2010 Shelf expired in April 2013. The following transactions were completed in 2012.

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

In August 2012, we entered into an Equity Distribution Agreement (the “2012 EDA”) with Citigroup Global Markets Inc. (“Citigroup”) pursuant to which we may sell, at our option, up to an aggregate of $100.0 million of our common units through Citigroup, as sales agent, under the 2012 Shelf. During the year ended December 31, 2013, we issued 2,420,046 common units under the 2012 EDA, receiving net proceeds of $94.8 million. Targa contributed $2.0 million to us to maintain its 2% general partner interest.

In March 2013, we entered into a second Equity Distribution Agreement under the 2012 Shelf (the “March 2013 EDA”) with Citigroup, Deutsche Bank Securities Inc. (“Deutsche Bank”), Raymond James & Associates, Inc. (“Raymond James”) and UBS Securities LLC (“UBS”), as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $200.0 million of our common units. During the year ended December 31, 2013 we issued 4,204,751 common units receiving net proceeds of $197.5 million. Targa contributed $4.1 million to maintain its 2% general partner interest.

In August 2013, we entered into an Equity Distribution Agreement under the July 2013 Shelf (the “August 2013 EDA”) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $400.0 million of our common units. During the year ended 2013, we issued 4,259,641 common units under the August 2013 EDA, receiving net proceeds of $225.6 million. Targa contributed $4.7 million to us to maintain its 2% general partner interest.

In May 2014, we entered into an additional equity distribution agreement under our July 2013 Shelf (the “May 2014 EDA”), with Barclays Capital Inc., Citigroup, Deutsche Bank, Jefferies LLC, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as our sales agents, pursuant to which we may sell, at our option, up to an aggregate of $400 million of our common units.

During the year ended  2014, pursuant to the August 2013 EDA and the May 2014 EDA, we issued a total of 7,175,096 common units representing total net proceeds of $408.4 million, (net of commissions up to 1% of gross proceeds to our sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. Targa contributed $8.4 million to us to maintain its 2% general partner interest, of which $1.0 million was settled in January 2015.

Subsequent Event

In January 2015, we issued 284,137 common units and received proceeds of $13.0 million, net of commissions and fees, pursuant to the May 2014 EDA. Targa contributed $0.3 million to maintain its 2% general partner interest.

Distributions

In accordance with the Partnership Agreement, we must distribute all of our available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by us during the periods presented.

		Distributions
		Limited Partners Common	General Partner			Distributions per Limited Partner Unit
Three Months Ended	Date Paid or to be Paid		Incentive	2%	Total
		(In millions, except per unit amounts)
2014
December 31, 2014	February 13, 2015	$96.3	$38.4	$2.7	$137.4	$0.8100
September 30, 2014	November 14, 2014	92.3	36.0	2.6	130.9	0.7975
June 30, 2014	August 14, 2014	89.5	33.7	2.5	125.7	0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	0.7625

2013
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	0.7475
September 30, 2013	November 14, 2013	79.4	26.9	2.2	108.5	0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	0.6975

2012
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	0.6800
September 30, 2012	November 14, 2012	59.1	16.1	1.5	76.7	0.6625
June 30, 2012	August 14, 2012	57.3	14.4	1.5	73.2	0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	0.6225

Note 12 — Earnings per Limited Partner Unit

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per limited partner unit:

	2014	2013	2012
Net income	$505.1	$258.6	$203.2
Less: Net income attributable to noncontrolling interests	37.4	25.1	28.6
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6

Net income attributable to general partner	$148.7	$107.5	$66.7
Net income attributable to limited partners	319.0	126.0	107.9
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6

Weighted average units outstanding - basic	114.7	105.5	90.1

Net income available per limited partner unit - basic	$2.78	$1.19	$1.20

Weighted average units outstanding	114.7	105.5	90.1
Dilutive effect of unvested stock awards	0.4	0.2	0.1
Weighted average units outstanding - diluted (1)	115.1	105.7	90.2

Net income available per limited partner unit - diluted	$2.77	$1.19	$1.20

(1) For the year ended December 31, 2014, approximately 168,495 units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Note 13 — Derivative Instruments and Hedging Activities

Commodity Hedges

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in our Field Gathering and Processing segment and (ii) NGL and condensate equity volumes predominately in our Field Gathering and Processing segment and the LOU business unit in our Coastal Gathering and Processing segment that result from percent-of-proceeds processing arrangements. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

At December 31, 2014, the notional volumes of our commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2015	2016	2017
Natural Gas	Swaps	MMBtu/d	55,551	30,500	5,000
NGL	Swaps	Bbl/d	1,210	-	-
Condensate	Swaps	Bbl/d	1,500	1,000	500

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

		Fair Value as of December 31, 2014		Fair Value as of December 31, 2013
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$44.4	$-	$2.0	$7.7
Long-term		15.8	-	3.1	1.4
Total derivatives designated as hedging instruments		$60.2	$-	$5.1	$9.1

Derivatives not designated as hedging instruments
Commodity contracts	Current	$-	$5.2	$-	$0.3
Total derivatives not designated as hedging instruments		$-	$5.2	$-	$0.3

Total current position		$44.4	$5.2	$2.0	$8.0
Total long-term position		15.8	-	3.1	1.4
Total derivatives		$60.2	$5.2	$5.1	$9.4

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
December 31, 2014	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$35.5	$4.4	$31.1	$-
Counterparties without offsetting position - assets	8.9	-	8.9	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	44.4	5.2	40.0	0.8
Long-term position
Counterparties with offsetting position	-	-	-	-
Counterparties without offsetting position - assets	15.8	-	15.8	-
Counterparties without offsetting position - liabilities	-	-	-	-
	15.8	-	15.8	-
Total derivatives
Counterparties with offsetting position	35.5	4.4	31.1	-
Counterparties without offsetting position - assets	24.7	-	24.7	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	$60.2	$5.2	$55.8	$0.8

December 31, 2013
Current position
Counterparties with offsetting position	$1.9	$4.4	$-	$2.5
Counterparties without offsetting position - assets	0.1	-	0.1	-
Counterparties without offsetting position - liabilities	-	3.6	-	3.6
	2.0	8.0	0.1	6.1
Long-term position
Counterparties with offsetting position	0.7	1.2	-	0.5
Counterparties without offsetting position - assets	2.4	-	2.4	-
Counterparties without offsetting position - liabilities	-	0.2	-	0.2
	3.1	1.4	2.4	0.7
Total derivatives
Counterparties with offsetting position	2.6	5.6	-	3.0
Counterparties without offsetting position - assets	2.5	-	2.5	-
Counterparties without offsetting position - liabilities	-	3.8	-	3.8
	$5.1	$9.4	$2.5	$6.8

Our payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $55.0 million as of December 31, 2014. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Commodity contracts	$59.8	$(5.8)	$76.4

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2014	2013	2012
Interest expense, net	$(2.4)	$(6.1)	$(7.9)
Revenues	(4.2)	21.2	43.9
	$(6.6)	$15.1	$36.0

Our consolidated earnings are also affected by our use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices.

		Gain (Loss) Recognized in Income on Derivatives

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2014	2013	2012
Commodity contracts	Revenue	$(5.5)	$(0.1)	$0.7

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings through the end of 2017 based on year-end valuations.

	December 31, 2014	December 31, 2013
Commodity hedges (1)	$60.3	$(3.7)
Interest rate hedges	-	(2.4)

(1)	Includes deferred net gains of $44.3 million related to contracts that will be settled and reclassified to revenue over the next 12 months.

See Note 14 for additional disclosures related to derivative instruments and hedging activities.

Note 14 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments are reported at fair value in our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost in our Consolidated Balance Sheets. The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position of these derivatives at December 31, 2014, a net asset position of $55.0 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $38.3 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $71.9 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	The TRP Revolver and Securitization Facility are based on carrying value, which approximates fair value as the interest rates is based on prevailing market rates; and

•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2014
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$60.2	$60.2	$-	$58.4	$1.8
Liabilities from commodity derivative contracts (1)	5.2	5.2	-	5.1	0.1
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	72.3	72.3	-	-	-
Senior secured revolving credit facility	-	-	-	-	-
Senior unsecured notes	2,783.4	2,731.5	-	2,731.5	-
Accounts receivable securitization facility	182.8	182.8	182.8	-	-

	December 31, 2013
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$5.1	$5.1	$-	$3.4	$1.7
Liabilities from commodity derivative contracts	9.4	9.4	-	8.4	1.0
Badlands contingent consideration liability	-	-	-	-	-
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	57.5	57.5	-	-	-
Senior secured revolving credit facility	395.0	395.0	-	395.0	-
Senior unsecured notes	2,230.6	2,253.5	-	2,253.5	-
Accounts receivable securitization facility	279.7	279.7	-	279.7	-

(1)	The fair value of our derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 13. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

As of December 31, 2014, we had five natural gas swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The Badlands acquisition agreement also provided for a contingent payment of $50 million conditioned on achieving stipulated crude gathering volumes by mid-2014. In 2012, we recorded a contingent consideration liability of $15.3 million as part of the purchase consideration for the Badlands acquisition (see Note 4). The fair value of this contingent liability was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. These probability-based inputs are not observable; the entire valuation of the contingent consideration is categorized in Level 3. The contingent period expired June 2014, with no payment required.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts (Asset)/Liability	Contingent Liability
Balance, December 31, 2011	$-	$-
Valuation of contingent liability	-	15.3
Settlements included in Revenue	(0.1)	-
Unrealized losses included in OCI	0.7	-
Balance, December 31, 2012	0.6	15.3
Settlements included in Revenue	(1.3)	-
Change in valuation of contingent liability included in Other Income	-	(15.3)
Balance, December 31, 2013	(0.7)	-
Settlements included in Revenue	(0.2)	-
Unrealized gains included in OCI	(1.1)
Transfers out of Level 3	0.3	-
Balance, December 31, 2014	$(1.7)	$-

During 2014, we transferred $0.3 million in derivative assets out of Level 3 and into Level 2. This transfer related to long-term OTC swaps for natural gas and NGL products with deliveries for which observable market prices were available.

Note 15 — Related Party Transactions

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	2014	2013	2012

Targa billings of payroll and related costs included in operating expense	$124.9	$109.7	$97.2
Targa allocation of general & administrative expense	129.4	134.3	124.0
Cash distributions to Targa based on unit ownership	180.7	138.2	92.7
Cash contributions from Targa to maintain its
2% general partner ownership	7.7	10.8	11.5
Purchase of common units by Targa	-	-	49.8

Transactions with Unconsolidated Affiliate

For the years 2014, 2013 and 2012, transactions with GCF included in revenues were $0.8 million, $0.4 million and $0.1 million. For the same periods, transactions with GCF included in costs and expenses were $7.6 million, $6.3 million and $1.9 million. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities. We are subject to paying a deficiency fee in instances where we do not deliver our minimum volume requirements as outlined in the fractionation agreements with GCF.

Note 16 — Commitments (Leases)

Future lease obligations are presented below in aggregate and for each of the next five fiscal years.

	In Aggregate	2015	2016	2017	2018	2019
Operating leases (1)	$28.9	$7.7	$7.4	$5.9	$4.6	$3.3
Land site lease and right-of-way (2)	9.5	2.0	2.0	2.0	1.8	1.7
	$38.4	$9.7	$9.4	$7.9	$6.4	$5.0

(1)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(2)	Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above lease obligations were:

	2014	2013	2012
Operating leases (1)	$24.4	$23.3	$16.1
Land site lease and right-of-way	4.1	3.6	3.3

(1)	Includes short-term leases for items such as compressors and equipment.

Note 17 - Contingencies

Environmental

Environmental liabilities were not significant as of December 31, 2014.

Legal Proceedings

Litigation Related to the Atlas Mergers

Targa Shareholder Litigation

On January 28, 2015, a public shareholder of TRC (the “TRC Plaintiff”) filed a putative class action and derivative lawsuit against TRC (as a nominal defendant), its directors at the time of the ATLS Merger (the “TRC Director Defendants”), and ATLS (together with TRC and the TRC Director Defendants, the “TRC Lawsuit Defendants”).  This lawsuit is styled Inspired Investors v. Joe Bob Perkins, et al., in the District Court of Harris County, Texas (the “TRC Lawsuit”).

The TRC Plaintiff alleges a variety of causes of action challenging the disclosures related to the ATLS Merger. Generally, the TRC Plaintiff alleges that the TRC Director Defendants breached their fiduciary duties.  The TRC Plaintiff further alleges that the registration statement filed on January 22, 2015 fails to disclose allegedly material details concerning (i) Wells Fargo Securities, LLC’s and the TRC Director Defendants’ supposed conflicts of interest with respect to the ATLS Merger, (ii) TRC’s financial projections, (iii) the background of the ATLS Merger, and (iv) Wells Fargo Securities, LLC’s analysis of the ATLS Merger.

Based on these allegations, the TRC Plaintiff seeks to enjoin the TRC Lawsuit Defendants from proceeding with or consummating the ATLS Merger unless and until TRC discloses the allegedly material omitted details. To the extent that the ATLS Merger is consummated before injunctive relief is granted, the TRC Plaintiff seeks to have the ATLS Merger rescinded. The TRC Plaintiff also seeks recissory damages and attorneys’ fees.

Only two of the TRC Lawsuit Defendants have been served at this time, these defendants’ date to answer, move to dismiss, or otherwise respond to the TRC Lawsuit is March 2, 2015. The remaining TRC Lawsuit Defendants’ date to answer, move to dismiss or otherwise respond to the TRC Lawsuit has not yet been set. Targa cannot predict the outcome of this or any other lawsuit that might be filed subsequent to the date of the filing of this Annual Report, nor can Targa or Atlas predict the amount of time and expense that will be required to resolve the TRC Lawsuit. To resolve this matter, Targa published supplemental disclosures on February 11, 2015 and the parties are currently working on settlement documentation.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, Atlas Pipeline Partners GP, LLC, the general partner of APL (“APL GP”), its managers, TRC, the Partnership, the general partner and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania though the Tulsa Lawsuit has since been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS Energy GP, LLC, the general partner of ATLS (“ATLS GP”), its managers, TRC and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit” and, together with the Consolidated APL Lawsuit, the “Consolidated Atlas Lawsuits”), though the Kane lawsuit has since been voluntarily dismissed.

The Atlas Lawsuit Plaintiffs allege a variety of causes of action challenging the Atlas Mergers. Generally, the APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) TRC, the Partnership, the general partner, Trident MLP Merger Sub LLC, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The APL Plaintiffs further allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders. The APL Plaintiffs in the Consolidated APL Lawsuit also allege that the registration statement filed on November 19, 2014 fails, among other things, to disclose allegedly material details concerning (i) Stifel, Nicolaus & Company, Incorporated’s analysis of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions. Generally, the ATLS Plaintiffs allege that (a) ATLS GP’s directors have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, Trident GP Merger Sub LLC, and ATLS have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The ATLS Plaintiffs further allege that (a) the premium offered to the ATLS unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS, (c) ATLS GP’s directors favored their self-interests over the interests of the ATLS unitholders and (d) the registration statement fails to disclose allegedly material details concerning, among other things, (i) Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated, and Deutsche Bank Securities Inc.’s analyses of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions.

Based on these allegations, the Atlas Lawsuit Plaintiffs sought to enjoin the Atlas Lawsuit Defendants from proceeding with or consummating the Atlas Mergers unless and until APL and ATLS adopted and implemented processes to obtain the best possible terms for their respective unitholders. To the extent that the Atlas Mergers were consummated before injunctive relief was granted, the Atlas Lawsuit Plaintiffs sought to have the Atlas Mergers rescinded. The Atlas Lawsuit Plaintiffs also sought damages and seek attorneys’ fees.

The parties to the Consolidated Atlas Lawsuits agreed to settle the Consolidated Atlas Lawsuits on February 9, 2015.  In general, the settlements provide that in consideration for the dismissal of the Consolidated Atlas Lawsuits, ATLS and APL will provide supplemental disclosures regarding the Atlas Mergers in a filing with the SEC on Form 8-K, which ATLS and APL did on February 11, 2015. The Atlas Lawsuit Defendants agreed to make such supplemental disclosures solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and deny that any supplemental disclosure was or is required under any applicable rule, statute, regulation or law. The parties to the Consolidated Atlas Lawsuits are drafting settlement agreements and expect to seek court approval of the settlements.

We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. See “Item 1. Business—Regulation of Operations” and “Item 1. Business—Environmental, Health and Safety Matters.”

Note 18 — Significant Risks and Uncertainties

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

In an effort to reduce the variability of our cash flows, we have entered into derivative financial instruments to hedge the commodity price associated with a significant portion of our expected natural gas equity volumes through 2017, NGL equity volumes through 2015 and condensate equity volumes through 2017. These derivative financial instruments include swaps and purchased puts (or floors). We hedge a higher percentage of our expected equity volumes in the earlier future periods. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity of natural gas or NGLs and pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. Our commodity hedges may expose us to the risk of financial loss in certain circumstances.

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

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our variable rate borrowings under our TRP Revolver and Securitization Facility.

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

We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, and would reduce our maximum loss due to counterparty credit risk by $4.4 million as of December 31, 2014. The range of losses attributable to our individual counterparties would be between $3.3 million and $27.5 million, depending on the counterparty in default.

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

The following table summarizes the activity affecting our allowance for bad debts:

	2014	2013	2012
Balance at beginning of year	$0.9	$0.7	$2.2
Additions	-	0.2	-
Deductions	(0.9)	-	(1.5)
Balance at end of year	$-	$0.9	$0.7

Significant Commercial Relationship

	2014	2013	2012
% of consolidated revenues
Chevron Phillips Chemical Company LLC	4%	8%	10%

All transactions in the above table were associated with the Marketing and Distribution segment.

Casualty or Other Risks

Targa maintains coverage in various insurance programs on our behalf, which provides us with property damage, business interruption and other coverage which is customary for the nature and scope of our operations. The majority of the insurance costs described above is allocated to us by Targa through the Partnership Agreement described in Note 15.

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

Note 19 — Other Operating (Income) Expense

	2014	2013	2012
Loss (gain) on sale or disposal of assets (1)	$(4.8)	$3.9	$15.6
Casualty loss	0.1	4.3	3.6
Miscellaneous business tax	0.4	0.7	0.7
Other	1.3	0.7	-
	$(3.0)	$9.6	$19.9

(1)	Includes a $15.4 million loss in 2012 due to a write-off of our investment in the Yscloskey joint interest processing plant in Southeastern Louisiana. Following Hurricane Isaac, the joint venture owners elected not to restart the plant.

Note 20 — Supplemental Cash Flow Information

	2014	2013	2012
Cash:
Interest paid, net of capitalized interest (1)	$131.0	$119.1	$92.5
Income taxes paid, net of refunds	2.7	2.3	2.3
Non-cash:
Deadstock inventory transferred to property, plant and equipment	14.8	30.4	3.0
Badlands contingent consideration recorded at acquisition date	-	-	15.3
Accrued distribution equivalent rights	1.4	1.7	0.5
Change in receivables from unit offerings	1.0	-	-
Change in capital accruals	19.0	(0.4)	(34.4)
Transfers from materials and supplies inventory to property, plant and equipment	4.6	20.5	-
Change in ARO cash flow estimate	2.1	1.4	(1.0)

(1)	Interest capitalized on major projects was $16.1 million, $28.0 million and $13.6 million for 2014, 2013 and 2012.

Note 21 — Compensation Plans

For the years ended December 31, 2014, 2013 and 2012 our results include compensation expenses from the following sources:

Partnership Long-Term Incentive Plan

Performance Units - Equity-settled
Director Grants

Allocated compensation cost related to:

TRC Long-Term Incentive Plan — Cash-settled Performance Units
2010 TRC Stock Incentive Plan — Restricted Stock Awards
2010 TRC Stock Incentive Plan — Restricted Stock Units Awards
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

Subsequent Event. On January 21, 2015, the Committee made awards to the executive management of the general partner for the 2015 compensation cycle of 103,760 equity-settled performance units under our LTIP that will vest in June 2018.

Director Grants

Starting in 2011, the common units granted to our non-management directors vested immediately at the grant date.

The following table summarizes activity of the common unit-based awards granted to our Directors for the years ended December 31, 2014, 2013 and 2012 (in units and dollars):

	Number of units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	19,831	$16.31
Granted	9,980	38.72
Vested	(25,311)	23.86
Outstanding at December 31, 2012	4,500	23.51
Granted	12,780	39.33
Vested	(17,280)	35.21
Outstanding at December 31, 2013	-	-
Granted	8,740	50.29
Vested	(8,740)	50.29
Outstanding at December 31, 2014	-	-

Subsequent Event. On January 21, 2015, the Committee made awards of 10,565 of our common units (2,113 units to each of our non-management directors). The awards vested immediately at the grant date.

TRC Cash-settled Performance Units

The following table summarizes the cash-settled performance units for the year ended 2014 awarded under the Targa LTIP (in units and millions of dollars):

	Program Year
	2011 Plan	2012 Plan	2013 Plan	2014 Plan	Total
Units outstanding January 1, 2014	124,870	142,460	144,960	-	412,290
Granted	-	-	-	122,950	122,950
Vested and paid	(123,570)	-	-	-	(123,570)
Forfeited	(1,300)	(4,000)	(2,850)	(590)	(8,740)
Units outstanding December 31, 2014	-	138,460	142,110	122,360	402,930

Calculated fair market value as of December 31, 2014		$8.8	$6.5	$3.7	$19.0

Current liability		$7.3	$-	$-	$7.3
Long-term liability		-	3.1	0.5	3.6
Liability as of December 31, 2014		$7.3	$3.1	$0.5	$10.9

To be recognized in future periods		$1.5	$3.4	$3.2	$8.1

Vesting date		June 2015	June 2016	June 2017

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

Restricted Stock Awards – Total shares authorized under this plan are 5,000,000. Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends.

The following table summarizes the restricted stock awards in shares and in dollars for the years indicated:

	Number of shares	Weighted-average Grant-Date Fair Value
Outstanding at December 31, 2011	1,434,220	$22.67
Granted (1)	91,090	42.50
Forfeited	(8,930)	23.99
Vested (2)	(805,350)	22.00
Outstanding at December 31, 2012	711,030	25.95
Granted (1)	30,623	57.59
Forfeited	(2,740)	27.28
Vested (2)	(534,940)	22.00
Outstanding at December 31, 2013	203,973	41.05
Granted	-	-
Forfeited	(1,980)	42.82
Vested (3)	(82,800)	33.37
Outstanding at December 31, 2014	119,193	46.35

(1)	These awards will cliff vest at the end of three years.
(2)	Awards vested in 2013 and 2012 were 40% and 60% of the awards issued in conjunction with the Targa IPO, net of forfeitures. Targa repurchased 169,159 and 197,731 shares from employees at $79.01 and $47.88 per share in 2013 and 2012 to satisfy the employees’ minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.
(3)	Targa repurchased 8,113, 12,849 and 1,006 shares from employees at $96.52, $129.46 and $137.64 per share on February 14th, August 1st , and August 22nd of 2014 to satisfy the employees’ minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.

Restricted Stock Units (“RSUs”) Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The following table summarizes the restricted stock awards in shares and in dollars for the years indicated.

		Weighted-average
	Number of shares	Grant-Date Fair Value
Outstanding at December 31, 2012	-	$-
Granted	55,790	69.90
Forfeited	(240)	67.07
Outstanding at December 31, 2013	55,550	69.92
Granted	54,357	112.89
Forfeited	(1,440)	75.81
Vested	(100)	67.07
Outstanding at December 31, 2014	108,367	91.41

Subsequent Event

In January 2015, the committee made restricted stock units awards of 32,372 shares to executive management under the TRC Plan for the 2015 compensation cycle that will cliff vest in three years from the grant date.

On January 12, 2015, Targa repurchased 5,930 shares of grants issued in January 2012 and vested in 2015 at $89.27 per share to satisfy the employee’s minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.

The following table summarizes the compensation expenses under the various share-based compensation plans recognized for the years indicate:

	2014	2013	2012
Equity-Settled Performance Units	$8.8	$5.5	$3.1
Director Grants	0.4	0.5	0.5
Allocated from Targa
TRC LTIP - Cash-Settled Performance Units	11.0	21.9	14.2
2010 TRC Stock Incentive Plan - Restricted Stock	2.2	6.3	13.7
2010 TRC Stock Incentive Plan - Restricted Stock Units	2.5	0.4	-

The table below summarizes the unrecognized compensation expenses and the approximate remaining weighted average vesting periods related to our various share-based compensation plans as of December 31, 2014:

	Unrecognized Compensation Expense	Weighted Average Remaining Vesting Period
	(In millions)	(In years)
Equity-Settled Performance Units	$14.1	2.0
2010 TRC Stock Incentive Plan - Restricted Stock	1.1	0.9
2010 TRC Stock Incentive Plan - Restricted Stock Units	7.0	2.3

The total fair value of share-based awards on the dates they vested are as follows:

	2014	2013	2012
Equity-Settled Performance units	$10.0	$-	$-
Accrued DERs settled for Equity - Settled Performance units	1.6	-	-
Director Grants	0.4	0.7	1.0
TRC Cash-Settled performance units	14.7	25.2	22.2
2010 TRC Stock Incentive Plan - Restricted Stock (1)	7.1	42.2	40.3
Accrued dividends settled	0.5	2.4	2.0

(1)	Targa recognized $1.0 million, $1.6 million and $1.3 million in tax benefits for 2014, 2013 and 2012 that were associated with the vesting of the restricted stock.

Targa 401(k) Plan

Targa has a 401(k) plan whereby it matches 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan).  Targa also contributes an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. Targa made contributions to the 401(k) plan totaling $10.5 million, $9.6 million and $8.7 million during 2014, 2013 and 2012.

Note 22 — Segment Information

We report our operations in two divisions: (i) Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. The financial results of our hedging activities on reported profits are reported in Other.

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

Our Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for the LPG export market; and storing and terminaling refined petroleum products. These assets are generally connected to and supplied in part by our Gathering and Processing segments and are predominantly located in Mont Belvieu and Galena Park, Texas and Lake Charles, Louisiana.

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

Our reportable segment information is shown in the following tables:

	Year Ended December 31, 2014
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$197.4	$355.0	$99.1	$6,951.7	$(8.0)	$-	$7,595.2
Fees from midstream services	190.3	34.4	293.6	503.0	-	-	1,021.3
	387.7	389.4	392.7	7,454.7	(8.0)	-	8,616.5
Intersegment revenues
Sales of commodities	1,491.2	577.6	4.4	486.7	-	(2,559.9)	-
Fees from midstream services	5.2	-	308.3	30.1	-	(343.6)	-
	1,496.4	577.6	312.7	516.8	-	(2,903.5)	-
Revenues	$1,884.1	$967.0	$705.4	$7,971.5	$(8.0)	$(2,903.5)	$8,616.5
Operating margin	$372.3	$77.6	$445.1	$249.6	$(8.0)	$-	$1,136.6
Other financial information:
Total assets (1)	$3,409.0	$367.2	$1,717.3	$708.5	$60.2	$115.0	$6,377.2
Capital expenditures	$423.1	$14.0	$274.4	$30.2	$-	$6.1	$747.8

(1) Corporate assets primarily include investment in unconsolidated subsidiaries and debt issuance costs associated with our long-term debt

	Year Ended December 31, 2013
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$188.8	$305.0	$140.5	$5,072.4	$21.4	$0.1	$5,728.2
Fees from midstream services	113.9	33.6	216.0	223.3	-	(0.1)	586.7
	302.7	338.6	356.5	5,295.7	21.4	-	6,314.9
Intersegment revenues
Sales of commodities	1,218.9	642.2	3.9	478.6	-	(2,343.6)	-
Fees from midstream services	3.4	1.0	176.5	29.8	-	(210.7)	-
	1,222.3	643.2	180.4	508.4	-	(2,554.3)	-
Revenues	$1,525.0	$981.8	$536.9	$5,804.1	$21.4	$(2,554.3)	$6,314.9
Operating margin	$270.5	$85.4	$282.3	$141.9	$21.4	$-	$801.5
Other financial information:
Total assets	$3,200.7	$383.8	$1,503.6	$756.1	$5.1	$122.1	$5,971.4
Capital expenditures	$557.8	$20.6	$444.7	$6.3	$-	$5.1	$1,034.5

	Year Ended December 31, 2012
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$172.7	$240.6	$184.4	$4,680.2	$41.1	$-	$5,319.0
Fees from midstream services	39.5	23.6	170.7	124.2	-	(0.1)	357.9
	212.2	264.2	355.1	4,804.4	41.1	(0.1)	5,676.9
Intersegment revenues
Sales of commodities	1,150.7	701.1	1.8	565.0	-	(2,418.6)	-
Fees from midstream services	1.3	0.1	106.5	32.0	-	(139.9)	-
	1,152.0	701.2	108.3	597.0	-	(2,558.5)	-
Revenues	$1,364.2	$965.4	$463.4	$5,401.4	$41.1	$(2,558.6)	$5,676.9
Operating margin	$231.2	$115.1	$188.3	$116.0	$41.1	$-	$691.7
Other financial information:
Total assets	$2,797.9	$414.1	$1,100.9	$548.6	$34.4	$129.8	$5,025.7
Capital expenditures	$222.1	$9.4	$359.0	$12.3	$-	$13.9	$616.7
Business acquisitions	$970.4	$25.8	$-	$-	$-	$-	$996.2

The following table shows our consolidated revenues by product and service for the periods presented:

	2014	2013	2012
Sales of commodities
Natural gas	$1,409.3	$1,224.7	$926.9
NGL	5,960.1	4,224.0	4,055.7
Condensate	134.3	121.8	114.1
Petroleum products	96.3	136.0	180.1
Derivative settlements	(4.8)	21.7	42.2
	7,595.2	5,728.2	5,319.0
Fees from midstream services
Fractionating and treating	208.9	133.9	110.1
Storage, terminaling, transportation and export	548.1	280.3	162.5
Gathering and processing	196.9	114.1	45.0
Other	67.4	58.4	40.3
	1,021.3	586.7	357.9
Total revenues	$8,616.5	$6,314.9	5,676.9

The following table shows a reconciliation of operating margin to net income for the periods presented:

	2014	2013	2012
Reconciliation of operating margin to net income:
Operating margin	$1,136.6	$801.5	$691.7
Depreciation and amortization expense	(346.5)	(271.6)	(197.3)
General and administrative expense	(139.8)	(143.1)	(131.6)
Interest expense, net	(143.8)	(131.0)	(116.8)
Other, net	3.4	5.7	(38.6)
Income tax expense	(4.8)	(2.9)	(4.2)
Net income	$505.1	$258.6	$203.2

Note 23 — Selected Quarterly Financial Data (Unaudited)

Our results of operations by quarter for the years ended December 31, 2014 and 2013 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per unit amounts)
2014
Revenues	$2,294.7	$2,000.6	$2,288.3	$2,032.9	$8,616.5
Gross margin	379.6	384.0	407.8	398.2	1,569.6
Operating income	160.6	152.9	171.4	168.4	653.3
Net income	131.3	120.9	138.2	114.7	505.1
Net income allocable to limited partners	88.6	73.0	89.7	67.7	319.0
Net income per limited partner unit
- basic	$0.79	$0.64	$0.78	$0.58	$2.78
- diluted	$0.78	$0.64	$0.78	$0.58	$2.77

2013
Revenues	$1,373.8	$1,370.5	$1,466.1	$2,104.5	$6,314.9
Gross margin	260.3	265.2	297.1	355.1	1,177.7
Operating income	76.2	63.2	91.0	146.8	377.2
Net income	45.3	32.7	65.0	115.6	258.6
Net income allocable to limited partners	16.1	1.2	31.6	77.1	126.0
Net income per limited partner unit
- basic	$0.16	$0.01	$0.30	$0.70	$1.19
- diluted	$0.16	$0.01	$0.30	$0.70	$1.19