Form 10-Q
period 2015-03-31
Targa Resources Partners LP
filed 2015-05-07
CIK 1379661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of  May 1, 2015, there were 180,830,462 common units representing limited partner interest and 3,690,419 general partner units outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Partners LP’s (together with its subsidiaries, “we,” “us,” “our,” “TRP” or “the Partnership”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements by the use of forward-looking phrases, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets; including with respect to the Atlas mergers (as defined below) which were completed February 27, 2015 between Targa Resources Corp. (“Targa”, “Parent” or “TRC”) and Atlas Energy, L.P., a Delaware limited partnership (“ATLS”), and between Atlas Pipeline Partners L.P., a Delaware limited partnership (“APL”) and us;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offer Rate
NYSE	New York Stock Exchange

Price Index Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
			2015	2014

			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$63.5	$72.3
Trade receivables, net of allowances of $0.0 million			667.9	566.8
Inventories			78.2	168.9
Assets from risk management activities			126.0	44.4
Other current assets			11.8	3.8
Total current assets			947.4	856.2
Property, plant and equipment			11,617.8	6,514.3
Accumulated depreciation			(1,784.9)	(1,689.7)
Property, plant and equipment, net			9,832.9	4,824.6
Goodwill			628.5	-
Intangible assets, net			1,602.4	591.9
Long-term assets from risk management activities			51.2	15.8
Investments in unconsolidated affiliates			322.9	50.2
Other long-term assets			54.3	38.5
Total assets			$13,439.6	$6,377.2

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$710.8	$592.7
Accounts payable to Targa Resources Corp.			41.3	53.2
Accounts receivable securitization facility			197.9	182.8
Liabilities from risk management activities			0.6	5.2
Total current liabilities			950.6	833.9
Long-term debt			5,140.4	2,783.4
Long-term liabilities from risk management activities			1.8	-
Deferred income taxes			44.5	13.7
Other long-term liabilities			73.3	57.8

Contingencies (see Note 16)

Owners' equity:
Limited partners	Issued	Outstanding	4,960.1	2,384.1
March 31, 2015	178,564,012	178,484,485
December 31, 2014	118,652,798	118,586,056
General partner			133.5	78.6
March 31, 2015	3,642,543	3,642,543
December 31, 2014	2,420,124	2,420,124
Special general partner interest (see Note 2)			1,608.3	-
Receivables from unit issuances			(25.6)	(1.0)
Accumulated other comprehensive income (loss)			77.4	60.3
Treasury units at cost (79,527 units as of March 31, 2015, and 66,742 as of December 31, 2014)			(5.4)	(4.8)
			6,748.3	2,517.2
Noncontrolling interests in subsidiaries			480.7	171.2
Total owners' equity			7,229.0	2,688.4
Total liabilities and owners' equity			$13,439.6	$6,377.2

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In millions, except per unit amounts)

Revenues	$1,679.7	$2,294.7
Costs and expenses:
Product purchases	1,268.3	1,915.1
Operating expenses	111.3	104.3
Depreciation and amortization expenses	119.6	79.5
General and administrative expenses	40.3	35.9
Other operating income (expense)	0.6	(0.7)
Income from operations	139.6	160.6
Other income (expense):
Interest expense, net	(50.9)	(33.1)
Equity earnings	1.7	4.9
Other	(12.8)	-
Income before income taxes	77.6	132.4
Income tax benefit (expense):
Current	(0.5)	(0.7)
Deferred	(0.6)	(0.4)
	(1.1)	(1.1)
Net income	76.5	131.3
Less: Net income attributable to noncontrolling interests	4.9	8.9
Net income attributable to Targa Resources Partners LP	$71.6	$122.4

Net income attributable to general partner	$42.5	$33.8
Net income attributable to limited partners	29.1	88.6
Net income attributable to Targa Resources Partners LP	$71.6	$122.4

Net income per limited partner unit - basic	$0.21	$0.79
Net income per limited partner unit - diluted	$0.21	$0.78
Weighted average limited partner units outstanding - basic	137.1	112.4
Weighted average limited partner units outstanding - diluted	137.5	113.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In millions)

Net income	$76.5	$131.3
Other comprehensive income (loss):
Commodity hedging derivative contracts:
Change in fair value	25.2	(11.9)
Settlements reclassified to revenues	(8.1)	6.3
Interest rate swaps:
Settlements reclassified to interest expense, net	-	1.3
Other comprehensive income (loss):	17.1	(4.3)
Comprehensive income	93.6	127.0
Less: Comprehensive income attributable to noncontrolling interests	4.9	8.9
Comprehensive income attributable to Targa Resources Partners LP	$88.7	$118.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

	Limited Partner		General Partner		Special General Partner Interest	Receivables From Unit Issuances	Accumulated Other Comprehensive Income (Loss)	Treasury Units		Non- controlling Interests	Total

	Common	Amount	Units	Amount				Units	Amount
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2014	118,586	$2,384.1	2,420	$78.6	$-	$(1.0)	$60.3	67	$(4.8)	$171.2	$2,688.4
Compensation on equity grants	-	3.8	-	-	-	-	-	-	-	-	3.8
Issuance of common units under compensation program	26	-	-	-	-	-	-	-	-	-	-
Units tendered for tax withholding obligations	(13)	-	-	-	-	-	-	13	(0.6)	-	(0.6)
Equity offerings	1,271	53.0	-	-	-	(24.8)	-	-	-	-	28.2
Issuance of units for acquisition	58,614	2,582.4			-	-	-	-	-	303.9	2,886.3
Contributions from Targa Resources Corp.	-	-	1,222	53.4	-	0.2	-	-	-	-	53.6
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(2.7)	(2.7)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	3.4	3.4
Other comprehensive income (loss)	-	-	-	-	-	-	17.1	-	-	-	17.1
Net income	-	29.1	-	42.5	-	-	-	-	-	4.9	76.5
Distributions	-	(96.3)	-	(41.1)	-	-	-	-	-	-	(137.4)
Targa contribution - Special General Partner Interest	-	-	-	-	1,612.4	-	-	-	-	-	1,612.4
Allocation of special general partner interest	-	4.0	-	0.1	(4.1)	-	-	-	-	-	-
Balance March 31, 2015	178,484	$4,960.1	3,642	$133.5	1,608.3	$(25.6)	$77.4	80	$(5.4)	$480.7	$7,229.0

Balance December 31, 2013	111,263	$2,001.9	2,271	$62.0	$-	$-	$(6.1)	-	$-	$160.6	$2,218.4
Compensation on equity grants	9	2.6	-	-	-	-	-	-	-	-	2.6
Accrual of distribution equivalent rights	-	(0.6)	-	-	-	-	-	-	-	-	(0.6)
Equity offerings	2,222	115.3	45	2.4	-	(7.1)	-	-	-	-	110.6
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(7.4)	(7.4)
Other comprehensive income (loss)	-	-	-	-	-	-	(4.3)	-	-	-	(4.3)
Net income	-	88.6	-	33.8	-	-	-	-	-	8.9	131.3
Distributions	-	(84.0)	-	(31.8)	-	-	-	-	-	-	(115.8)
Balance March 31, 2014	113,494	$2,123.8	2,316	$66.4	$-	$(7.1)	$(10.4)	-	$-	$162.1	$2,334.8

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$76.5	$131.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	3.0	3.4
Compensation on equity grants	3.8	2.6
Depreciation and amortization expense	119.6	79.5
Accretion of asset retirement obligations	1.3	1.2
Deferred income tax expense (benefit)	0.6	0.4
Equity earnings of unconsolidated affiliates	(1.7)	(4.9)
Distributions received from unconsolidated affiliates	2.1	4.9
Risk management activities	6.6	(0.3)
(Gain) loss on sale or disposition of assets	0.6	(0.8)
(Gain) loss on debt redemptions and amendments	(0.1)	-
Changes in operating assets and liabilities:
Receivables and other assets	82.2	50.6
Inventory	102.5	60.6
Accounts payable and other liabilities	(84.5)	(12.1)
Net cash provided by operating activities	312.5	316.4
Cash flows from investing activities
Outlays for property, plant and equipment	(187.6)	(197.7)
Business acquisition, net of cash acquired	(852.3)	-
Return of capital from unconsolidated affiliate	0.6	2.2
Other, net	(0.6)	1.8
Net cash used in investing activities	(1,039.9)	(193.7)
Cash flows from financing activities
Proceeds from borrowings under credit facility	975.0	460.0
Repayments of credit facility	(135.0)	(500.0)
Proceeds from issuance of senior notes	1,100.0	-
Proceeds from accounts receivable securitization facility	253.4	29.5
Repayments of accounts receivable securitization facility	(238.3)	(75.7)
Redemption of APL senior notes	(1,168.8)	-
Costs paid in connection with debt and equity financing arrangements	(12.2)	(1.2)
Proceeds from equity offerings	28.2	109.4
Repurchase of common units under compensation plans	(0.6)	-
Distributions paid to unit-holders	(137.4)	(115.8)
Contributions received from General Partner	53.6	2.4
Contributions received from noncontrolling interests	3.4	-
Distributions paid to noncontrolling interests	(2.7)	(7.4)
Net cash provided by (used in) financing activities	718.6	(98.8)
Net change in cash and cash equivalents	(8.8)	23.9
Cash and cash equivalents, beginning of period	72.3	57.5
Cash and cash equivalents, end of period	$63.5	$81.4

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

Note 1 — Organization and Operations

Our Organization

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed in October 2006 by Targa. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange under the symbol “NGLS.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

Targa Resources GP LLC is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa. As of March 31, 2015, Targa owned an 11.0% interest in us in the form of 3,642,543 general partner units and 16,309,594 common units. In addition, Targa Resources GP LLC also owns incentive distribution rights (“IDRs”), which entitle it to receive increasing cash distributions up to 48% of distributable cash for a quarter, exclusive of amounts reallocated to common unit-holders under the IDR Giveback Amendment (see Note 11).

In connection with the Atlas mergers, our partnership agreement was amended to provide for the issuance of a special general partner interest (“the Special GP Interest”) representing a capital account credit equal to the tax basis of the APL GP Interests acquired in the ATLS merger. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP.

Allocation of costs

The employees supporting our operations are employed by Targa. Our financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa centralized general and administrative services.

Our Operations

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 18 for certain financial information for our business segments.

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

The February 27, 2015 Atlas mergers involved two separate legal transactions involving different groups of unitholders. For GAAP reporting purposes these two mergers are viewed as a single integrated transaction.  As such, the financial effects of the Targa consideration related to the ATLS merger have been reflected in these financial statements. As described in Note 1, our Partnership Agreement was amended to provide for the issuance of a special general partner interest in us representing a capital account credit equal to the tax basis of the APL GP Interests acquired in the ATLS merger totaling $1.6 billion. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP. Pending finalization of our fair value acquisition accounting, we have attributed goodwill and intangible assets to this special capital account and have reflected the related financial effects in our Owners’ Equity.

The unaudited consolidated financial statements for the three months ended March 31, 2015 and 2014 include all adjustments that we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. We have updated our policies during the three months ended March 31, 2015 to include our accounting policy for goodwill related to the Atlas mergers.

Goodwill results when the cost of an acquisition exceeds the fair value of the net identifiable assets of the acquired business. Goodwill is not amortized, but is assessed annually to determine whether its carrying value has been impaired.

Impairment testing for goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

We evaluate goodwill for impairment at least annually, as of November 30th for all affected reporting units. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount. We may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (including assigned goodwill) as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. If a two-step process goodwill impairment test is required, the first step involves comparing the fair value of the reporting unit to which goodwill has been allocated with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as a reduction of goodwill on our Consolidated Balance Sheets and a goodwill impairment loss on our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments are effective for us in 2016, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for us in 2016, with early adoption permitted. We anticipate adopting the amendments on January 1, 2016. Unamortized debt issuance costs of $46.4 million were included in Other long-term assets on the Consolidated Balance Sheets as of March 31, 2015.

Note 4 –Business Acquisitions

2015 Acquisition

Atlas Mergers

On February 27, 2015, (i) Targa completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of October 13, 2014 (the “ATLS Merger Agreement”), by and among Targa, Targa GP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Targa (“GP Merger Sub”), ATLS and Atlas Energy GP, LLC, a Delaware limited liability company and the general partner of ATLS (“ATLS GP”), and (ii) Targa and the Partnership completed the previously announced transactions contemplated by the Agreement and Plan of Merger (the “APL Merger Agreement” and, together with the ATLS Merger Agreement, the “Atlas Merger Agreements”) by and among Targa, the Partnership, our general partner, Trident MLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Partnership (“MLP Merger Sub”), ATLS, APL and Atlas Pipeline Partners GP, LLC, a Delaware limited liability company and the general partner of APL (“APL GP”). Pursuant to the terms and conditions set forth in the ATLS Merger Agreement, GP Merger Sub merged (the “ATLS merger”) with and into ATLS, with ATLS continuing as the surviving entity and as a subsidiary of Targa. Pursuant to the terms and conditions set forth in the APL Merger Agreement, MLP Merger Sub merged (the “APL merger” and, together with the ATLS merger, the “Atlas mergers”) with and into APL, with APL continuing as the surviving entity and as a subsidiary of the Partnership.

In connection with the Atlas mergers, APL changed its name to “Targa Pipeline Partners LP,” which we refer to as TPL, and ATLS changed its name to “Targa Energy LP.”

In addition, prior to the completion of the Atlas mergers, ATLS, pursuant to a Separation and Distribution Agreement entered into by and among ATLS, ATLS GP and Atlas Energy Group, LLC, a Delaware limited liability company (“AEG”), on February 27, 2015, (i) transferred its assets and liabilities other than those related to its “Atlas Pipeline Partners” segment, to AEG and (ii) effected a pro rata distribution to the ATLS unitholders of AEG common units representing a 100% interest in AEG (collectively, the “Spin-Off” and, together with the Atlas mergers, the “Atlas Transactions”).

We acquired all of the outstanding units of APL for a total purchase price of approximately $5.3 billion (including $1.8 billion of acquired debt and all other assumed liabilities). Of the $1.8 billion of debt acquired and other liabilities assumed, approximately $1.2 billion of the acquired debt was tendered and settled upon the closing of the Atlas mergers via our January 2015 cash tender offers. These tender offers were in connection with, and conditioned upon, the consummation of the merger with APL. The merger with APL, however, was not conditioned on the consummation of the tender offers. On that same date, Targa acquired ATLS for a total purchase price of approximately $1.6 billion (including all assumed liabilities).

On February 27, 2015, our Partnership Agreement was amended to provide for the issuance of a special general partner interest in us representing a capital account credit equal to the tax basis of the APL GP Interests acquired in the ATLS merger totaling $1.6 billion, which, through a series of transactions, was contributed by Targa to us immediately following the effective time of the ATLS merger and prior to the effective time of the APL merger. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP. Pending finalization of our fair value acquisition accounting, we have attributed goodwill and intangible assets to this special capital account and have reflected the related financial effects in Owners’ Equity.

Pursuant to the APL Merger Agreement, our general partner entered into an amendment to our partnership agreement in order to reduce aggregate distributions to TRC, as the holder of the Partnership’s IDRs by (a) $9,375,000 per quarter during the first four quarters following the APL merger, (b) $6,250,000 per quarter for the next four quarters, (c) $2,500,000 per quarter for the next four quarters and (d) $1,250,000 per quarter for the next four quarters, with the amount of such reductions to be distributed pro rata to the holders of our outstanding common units.

TPL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas. The Atlas mergers add TPL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing operations and creates a combined position across the Permian Basin that enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,500 miles of pipelines. The results of TPL will be reported in our Field Gathering and Processing segment.

The APL merger was a unit-for-unit transaction with an exchange ratio of 0.5846 of our common units (the “APL Unit Consideration”) and $1.26 in cash for each APL common unit (the “APL Cash Consideration” and with the APL Unit Considerations, the “APL Merger Consideration”), a $128.0 million total cash payment, of which $0.6 million was expensed at the acquisition date as the cash payment representing accelerated vesting of a portion of retained employees' APL phantom awards. We issued 58,614,157 of our common units and awarded 629,231 replacement phantom unit awards with a combined value of approximately $2.6 billion as consideration for the APL merger (based on the $43.82 closing market price of a common unit on the NYSE on February 27, 2015). The cash component of the APL Merger also included $701.4 million for the mandatory repayment and extinguishment at closing of the APL Senior Secured Revolving Credit Facility that was to mature in May 2017 (the “APL Revolver”), $28.8 million related to change of control payments and $6.4 million of cash paid in lieu of unit issuances in connection with settlement of APL equity awards for AEG employees. In March 2015, Targa contributed $52.4 million to us to maintain its 2% general partner interest.

In addition, pursuant to the APL Merger Agreement, APL exercised its right under the certificate of designations of the APL 8.25% Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) to redeem the APL Class E Preferred Units immediately prior to the APL Effective Time.

The ATLS merger was a stock-for-unit transaction with an exchange ratio of 0.1809 of Targa common stock, par value $0.001 per share (the “ATLS Stock Consideration”), and $9.12 in cash for each ATLS common unit (the “ATLS Cash Consideration” and with the ATLS Stock Consideration, the “ATLS Merger Consideration”), (a $514.7 million total cash payment). Targa issued 10,126,532 of its common shares and awarded 81,740 replacement restricted stock units with a combined value of approximately $1.0 billion for the ATLS merger (based on the $99.58 closing market price of a TRC common share on the NYSE on February 27, 2015). The cash component of the ATLS merger also included approximately $149.2 million for change of control payments and cash settlements of equity awards, $88.0 million for repayment of a portion of ATLS outstanding indebtedness and $11.0 million for reimbursement of certain transaction expenses. Approximately $4.5 million of the one-time cash payments and cash settlements of equity awards, which represent accelerated vesting of a portion of retained employees’ ATLS phantom units, were expensed at the acquisition date.

ATLS owned, directly and indirectly, 5,754,253 APL common units immediately prior to closing. Targa’s acquisition of ATLS resulted in Targa acquiring these common units (converted to 3,363,935 of our common units) valued at approximately $147.4 million (based on the $43.82 closing market price of our common units on the NYSE on February 27, 2015) and the right to receive the units’ one-time cash payment of approximately $7.3 million, which reduced the consolidated purchase price by approximately $154.7 million.

While these were two separate legal transactions involving different groups of unitholders, for GAAP reporting purposes these two mergers are viewed as a single integrated transaction.  As such, the financial effects of the Targa consideration related to the ATLS merger have been reflected in these financial statements. The preliminary fair value determination at the Targa level identified $984.2 million of intangible value and $0.4 million, net, of current liabilities, as of the acquisition date of February 27, 2015. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $628.5 million, which was recorded as goodwill.

All outstanding ATLS equity awards, whether vested or unvested, were adjusted in connection with the Spin-Off on the terms and conditions set forth in an Employee Matters Agreement entered into by ATLS, ATLS GP and AEG on February 27, 2015. Following the Spin-Off-related adjustment and at the ATLS Effective Time, each outstanding ATLS option and ATLS phantom unit award, whether vested or unvested, held by a person who became an employee of AEG became fully vested (to the extent not vested) and was cancelled and converted into the right to receive the ATLS Merger Consideration in respect of each ATLS common unit underlying the ATLS option or phantom unit award (in the case of options, net of the applicable exercise price). Each outstanding vested ATLS option held by an employee of APL who became an employee of Targa in connection with the Atlas Transactions (the “Midstream Employees”) was cancelled and converted into the right to receive the ATLS Merger Consideration in respect of each ATLS common unit underlying the vested ATLS option, net of the applicable exercise price. Each outstanding unvested ATLS option and each outstanding ATLS phantom unit award held by a Midstream Employee was cancelled and converted into the right to receive (1) the ATLS Cash Consideration in respect of each ATLS common unit underlying such ATLS option or phantom unit award and (2) a TRC restricted stock unit award with respect to a number of shares of TRC Common Stock equal to the product of the ATLS Stock Consideration multiplied by the number of ATLS common units underlying such ATLS option or phantom unit award (in the case of options, net of the applicable exercise price).

In connection with the APL merger, each outstanding APL phantom unit award held by an employee of AEG became fully vested and was cancelled and converted into the right to receive the APL Merger Consideration in respect of each APL common unit underlying the APL phantom unit award. Each outstanding APL phantom unit award held by a Midstream Employee was cancelled and converted into the right to receive (1) the APL Cash Consideration in respect of each APL common unit underlying such APL phantom unit award and (2) a Partnership phantom unit award with respect to a number of our common units equal to the product of the APL Unit Consideration multiplied by the number of APL common units underlying such APL phantom unit award.

Pro forma Impact of Atlas Mergers on Consolidated Statements of Operations

The acquired business contributed revenues of $160.6 million and net income of $4.1 million to us for the period from February 27, 2015 to March 31, 2015, and is reported in our Field Gathering and Processing segment. In 2015, we incurred $13.7 million of acquisition-related costs. These expenses are included in other expense in our Consolidated Statement of Operations for the three months ended March 31, 2015.

The following summarized unaudited pro forma consolidated statement of operations information for the three months ended March 31, 2015 and March 31, 2014 assumes that our acquisition of APL and Targa’s acquisition of ATLS had occurred as of January 1, 2014. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the APL merger as of January 1, 2014, or that the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	March 31, 2015	March 31, 2014
	Pro forma	Pro forma

Revenues	$1,994.0	$2,944.4
Net income	71.7	129.2

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making adjustments to:

•	Reflect the change in amortization expense resulting from the difference between the historical balances of APL’s intangible assets, net, and our preliminary estimate of the fair value of intangible assets acquired.
•	Reflect the change in interest expense resulting from our financing activities directly related to the Atlas mergers as compared with APL’s historical interest expense.
•	Reflect the changes in stock-based compensation expense related to the fair value of the unvested portion of replacement Partnership LTIP awards, which were issued in connection with the acquisition to APL phantom unitholders who will continue to provide service as Targa employees.
•	Remove the results of operations attributable to APL businesses sold during the periods: (1) the May 2014 sale of APL’s 20% interest in West Texas LPG Pipeline Limited Partnership and (2) the February 2015 transfer of 100% of APL’s interest in gas gathering assets located in the Appalachian Basin of Tennessee to Atlas Resource Partners, L.P.
•
Exclude $13.7 million of acquisition-related costs incurred in 2015 from pro forma net income for the three months ended March 31, 2015. Pro forma net income for the three months ended March 31, 2014 was adjusted to include these charges.

The following table summarizes the consideration transferred to acquire ATLS and APL, which are viewed together as a single integrated transaction for GAAP reporting purposes:

Fair Value of Consideration Transferred by Targa for ATLS:
Cash, net of cash acquired (1)	$745.7
Common shares of TRC	1,008.5
Replacement restricted stock units awarded (3)	5.2
Less: value of APL common units owned by ATLS	(147.4)
Total	$1,612.0

Fair Value of Consideration Transferred for APL:
Cash, net of cash acquired (2)	$852.3
Common units of TRP	2,568.5
Replacement phantom units awarded (3)	15.0
Total	$3,435.8

Total fair value of consideration transferred	$5,047.8
___________
(1)	Targa acquired $5.5 million of cash. Targa also received $7.3 million in April 2015 as part of the Atlas mergers, representing the one-time cash payment from us for the APL common units owned by ATLS.
(2)	We acquired $11.7 million of cash.
(3)
The fair value of consideration transferred in the form of replacement restricted stock unit awards and replacement phantom unit awards represent the allocation of the fair value of the awards to the pre-combination service period. The fair value of the awards associated with the post-combination service period will be recognized over the remaining service period of the award.

As of February 27, 2015, our preliminary fair value determination related to the Atlas mergers was as follows. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $628.5 million, which was recorded as goodwill. This determination is based on our preliminary valuation and is subject to revisions pending the completion of valuation and other adjustments.

Preliminary fair value determination:	February 27, 2015
Trade and other current receivables, net	$183.9
Other current assets	26.5
Assets from risk management activities	102.1
Property, plant and equipment	4,944.0
Investments in unconsolidated affiliates	273.7
Intangible assets	1,035.0
Other long-term assets	6.6
Current liabilities, less current portion of long-term debt	(233.5)
Long-term debt	(1,573.8)
Deferred income tax liabilities, net	(30.2)
Other long-term liabilities	(10.7)
Noncontrolling interest in subsidiaries	(303.9)
Total identifiable net assets	$4,419.7
Current liabilities retained by Targa	$(0.4)
Goodwill	$628.5

Our valuation of the acquired assets and liabilities is ongoing and may result in future measurement period adjustments to these preliminary fair values. The fair values of property, plant and equipment, investments in unconsolidated affiliates, intangible assets representing the GP interest, IDRs, customer contracts and customer relationships, deferred income taxes related to APL Arkoma, Inc., a taxable subsidiary acquired, and noncontrolling interest, which is calculated as a proportionate share of the fair value of the acquired joint ventures’ net assets, are provisional pending completion of final valuations. As a result, goodwill is also provisional, as it has been recorded as the excess of the purchase price over the estimated fair value of net assets acquired.

The preliminary valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions including projections of future production volumes and cash flows, benchmark analysis of comparable public companies, expectations regarding customer contracts and relationships, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 14 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

The preliminary determination of goodwill of $628.5 million is attributable to the workforce of the acquired business and the significant synergies expected to arise after Targa’s acquisition of ATLS and our acquisition of APL. The goodwill is expected to be amortizable for tax purposes. The allocation of the goodwill to our reporting units will be completed in conjunction with our finalization of the fair value determination.

The fair value of assets acquired includes trade receivables of $180.9 million. The gross amount due under contracts is $180.9 million, all of which is expected to be collectible. The fair value of assets acquired includes receivables related to a contractual settlement with a counterparty of $3.0 million reported in current receivables and $4.5 million reported in other long-term assets both of which are expected to be collectible.

See Note 10, for additional disclosures regarding related financing activities associated with the Atlas mergers.

Contingent Consideration

A liability arising from the contingent consideration for APL’s previous acquisition of a gas gathering system and related assets has been recognized at fair value. APL agreed to pay up to an additional $6.0 million if certain volumes are achieved on the acquired gathering system within a specified time period. As of February 27, 2015, the fair value of the remaining contingent payment resulted in a $6.0 million long term liability, which is recorded within other long term liabilities on our Consolidated Balance Sheets. The range of the undiscounted amount that we could pay related to the remaining contingent payment is between $0.0 and $6.0 million. The fair value of this contingent liability is preliminary as of March 31, 2015 as we are in the process of assessing the probabilities of production forecast scenarios and the resulting impact on this contingent valuation.

Replacement Phantom Units

In connection with the Atlas mergers, we awarded replacement phantom units in accordance with and as required by the Atlas Merger Agreements to those APL employees who became Targa employees after the acquisition. The vesting dates and terms remained unchanged from the existing APL awards, and will vest over the remaining terms of the awards, which are either 25% per year over the original four year term or 33% per year over the original three year term.

Each replacement phantom unit will entitle the grantee to one common unit on the vesting date and is an equity-settled award. The replacement phantom units include distribution equivalent rights (“DERs”). When we declare and pay cash distributions, the holders of replacement phantom units will be entitled within 60 days to receive cash payment of DERs in an amount equal to the cash distributions the holders would have received if they were the holders of record on the record date of the number of our common units related to the replacement phantom units.

The fair value of the replacement phantom units was based on the closing price of our units at the close of trading on February 27, 2015. The fair value was allocated between the pre-acquisition and post-acquisition periods to determine the amount to be treated as purchase consideration and future compensation expense, respectively. Compensation cost will be recognized in general and administrative expense over the remaining service period of each award.

Note 5 — Inventories

	March 31, 2015	December 31, 2014
Commodities	$66.9	$157.4
Materials and supplies	11.3	11.5
	$78.2	$168.9

Note 6 — Property, Plant and Equipment and Intangible Assets

	March 31, 2015	December 31, 2014	Estimated useful life (In years)
Gathering systems	$6,113.8	$2,588.6	5 to 40
Processing and fractionation facilities	2,924.6	1,884.1	5 to 40
Terminaling and storage facilities	1,043.0	1,038.9	5 to 25
Transportation assets	432.9	359.0	10 to 25
Other property, plant and equipment	219.9	149.1	3 to 40
Land	101.4	95.6	-
Construction in progress	782.2	399.0	-
Property, plant and equipment	11,617.8	6,514.3
Accumulated depreciation	(1,784.9)	(1,689.7)
Property, plant and equipment, net	$9,832.9	$4,824.6

Intangible assets	$1,716.6	$681.8	20
Accumulated amortization	(114.2)	(89.9)
Intangible assets, net	$1,602.4	$591.9

Intangible assets consist of customer contracts and customer relationships acquired in the Atlas mergers and our Badlands business acquisitions. The fair values of these acquired intangible assets were determined at the dates of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

The fair values of intangible assets acquired in the Atlas mergers have been recorded at a provisional value of $1,035.0 million pending completion of final valuations. For the purpose of our preparing the accompanying financial statements (which include one month of amortization of these intangible assets) we have amortized these intangible assets over a 20 year life using a straight-line method. The amortization method and lives for the Atlas mergers intangible assets will be reviewed and possibly revised as we finalize the valuations over the upcoming months.

Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation. The estimated annual amortization expense for intangible assets, including the provisional Atlas valuation and straight-line treatment is approximately $123.2 million, $140.1 million, $133.3 million, $119.5 million and $108.6 million for each of the years 2015 through 2019.

Note 7 — Investments in Unconsolidated Affiliates

At December 31, 2014, our unconsolidated investment consisted of a 38.8% ownership interest in Gulf Coast Fractionators LP (“GCF”). As of March 31, 2015, we continue to have a 38.8% ownership interest in GCF.

On February 27, 2015, as part of the Atlas mergers, we acquired equity interests in three non-operated joint ventures in South Texas; (1) a 75% interest in T2 LaSalle, (2) a 50% interest in T2 Eagle Ford and (3) a 50% interest in T2 EF Co-Gen (together the “T2 Joint Ventures”). The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 Joint Ventures have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures. The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our financial statements, but do afford us the significant influence required to employ the equity method of accounting.

The following table shows the activity related to our investments in unconsolidated affiliates:

Three Months Ended March 31, 2015
Beginning of period	$50.2
Preliminary fair value of T2 Joint Ventures acquired (1)	273.7
Equity earnings	1.7
Cash distributions (2)	(2.7)
End of period	$322.9
___________
(1)	Includes equity earnings of acquired investments since the date of acquisition of February 27, 2015.
(2)	Includes $0.6 million distributions received in excess of our share of cumulative earnings for the three months ended March 31, 2015. Such excess distributions are considered a return of capital and are disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

The allocated cost basis of the T2 Joint Ventures investment is based on preliminary fair values at the date of acquisition with a basis difference of approximately $99.1 million. This basis difference is being amortized over the preliminary estimated useful lives of the underlying assets of 20 years on a straight-line basis and is included as a component of equity earnings. See Note 4 for further information regarding the preliminary fair value determinations related to the Atlas mergers.

Note 8 — Accounts Payable and Accrued Liabilities

	March 31, 2015	December 31, 2014
Commodities	$445.8	$416.7
Other goods and services	169.8	108.9
Interest	57.0	37.3
Compensation and benefits	3.2	1.3
Income and other taxes	20.0	13.6
Other	15.0	14.9
	$710.8	$592.7

Note 9 — Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

Three Months Ended March 31, 2015
Beginning of period	$56.8
Preliminary fair value of ARO acquired with the APL merger	4.1
Change in cash flow estimate	3.7
Accretion expense	1.3
End of period	$65.9

Note 10 — Debt Obligations

	March 31, 2015	December 31, 2014

Current:
Accounts receivable securitization facility, due December 2015	$197.9	$182.8

Long-term:
Senior secured revolving credit facility, variable rate, due October 2017 (1)	840.0	-
Senior unsecured notes, 5% fixed rate, due January 2018	1,100.0	-
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(24.5)	(25.2)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	800.0	800.0
Senior unsecured notes, 6⅝% fixed rate, due October 2020 (2)	355.1	-
Unamortized premium	6.0	-
Senior unsecured notes, 4¾% fixed rate, due November 2021 (2)	6.5	-
Senior unsecured notes, 5⅞% fixed rate, due August 2023 (2)	48.1	-
Unamortized premium	0.6	-
Total long-term debt	5,140.4	2,783.4

Total debt	$5,338.3	$2,966.2

Letters of credit outstanding	$25.0	$44.1
________
(1)	As of March 31, 2015, availability under our $1.6 billion senior secured revolving credit facility was $735.0 million.
(2)	Senior unsecured notes issued by APL entities and acquired in the Atlas mergers.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2015:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	1.9%	1.9%
Accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of March 31, 2015, we were in compliance with the covenants contained in our various debt agreements.

Merger Financing Activities

Revolving Credit Agreement

In February 2015, we entered into the First Amendment, Waiver and Incremental Commitment Agreement (the “First Amendment”) that amended our Second Amended and Restated Credit Agreement (the “Original Agreement”). The First Amendment increased available commitments to $1.6 billion from $1.2 billion while retaining our ability to request up to an additional $300.0 million in commitment increases. In addition, the First Amendment amends certain provisions of the Original Agreement and designates each of APL and its subsidiaries as an “Unrestricted Subsidiary.” We used proceeds from borrowings under the credit facility to fund cash components of the APL merger, including $701.4 million for the repayments of the APL Revolver and $28.8 million related to change of control payments.

Senior Unsecured Notes

In January 2015, we privately placed $1,100.0 million in aggregate principal amount of 5% Senior Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,089.8 million of net proceeds, which were used with borrowings under our revolver to fund the APL Note Tender Offers (as defined below). The 5% Notes are unsecured senior obligations that have the same terms and covenants as our other senior notes.

APL Senior Notes Tender Offers

In January 2015, we commenced cash tender offers for any and all of the outstanding fixed rate senior notes acquired in the APL merger (“APL Notes”), referred to as the APL Note Tender Offers, which totaled $1,550.0 million.

The results of the APL Note Tender Offers were:

Senior Notes	Outstanding Note Balance	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer payments	% Tendered	Note Balance after Tender Offers
	($ amounts in millions)
6⅝% due 2020	$500.0	$140.1	$2.1	$3.7	$145.9	28.02%	$359.9
4¾% due 2021	400.0	393.5	5.9	5.3	404.7	98.38%	6.5
5⅞% due 2023	650.0	601.9	8.7	2.6	613.2	92.60%	48.1
Total	$1,550.0	$1,135.5	$16.7	$11.6	$1,163.8		$414.5

In connection with the APL Notes Tender Offers, on February 27, 2015, (i) the First Supplemental Indenture (the “2021 APL Notes Supplemental Indenture”) to the Indenture, dated as of May 10, 2013, by and among the APL Issuers, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee, governing the 2021 APL Notes, became operative, and (ii) the Third Supplemental Indenture (the “2023 APL Notes Supplemental Indenture” and, together with the 2021 APL Notes Supplemental Indenture, the “February APL Supplemental Indentures”) to the Indenture, dated as of February 11, 2013, by and among the APL Issuers, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee, governing the 2023 APL Notes, became operative. The February APL Supplemental Indentures eliminate substantially all of the restrictive covenants and certain events of default applicable to the 2021 APL Notes and the 2023 APL Notes that were not accepted for payment. The indenture governing the 2020 APL Notes (the “2020 APL Notes Indenture”) remained unchanged at such time.

Not having achieved the minimum tender condition on the 2020 APL Notes, the change of control terms of the 2020 APL Notes Indenture required the APL Issuers to offer holders $1,010 for each $1,000 principal amount of outstanding notes plus accrued and unpaid interest from the most recent interest payment date. As permitted by the 2020 APL Notes Indenture, in lieu of the APL issuers, we made a change of control offer for any and all of the 2020 APL Notes and in advance of, and conditioned upon, the consummation of the APL merger. Holders representing $4.8 million of the outstanding 2020 APL Notes tendered their notes requiring a payment of $5.0 million, which included the change of control premium and accrued interest.

Payments made under the APL Notes Tender Offers and Change of Control Offer totaling $1,168.8 million are presented as financing activities in the Statement of Cash Flows.

Subsequent event. On April 13, 2015, we and Targa Resources Partners Finance Corporation (collectively, the “Partnership Issuers” commenced an offer to exchange (the “Exchange Offer”) any and all of the outstanding 2020 APL Notes, which had an aggregate principal amount outstanding of $355.1 million, for an equal amount of new unsecured 6 5/8% Senior Notes due 2020 issued by the Partnership Issuers (the “6 5/8% Notes”). On April 27, 2015, the Partnership Issuers had received tenders and consents from holders of approximately $341.9 million in aggregate principal amount of the 2020 APL Notes, representing approximately 96.3% of the total outstanding $355.1 million in aggregate principal amount of the 2020 APL Notes. As a result, the minimum tender condition to the Exchange Offer and related consent solicitation has been satisfied, and the APL Issuers executed a supplemental indenture (the “APL Supplemental Indenture”) effecting the proposed amendments with respect to the 2020 APL Notes, which satisfied the second condition.

The APL Supplemental Indenture eliminates substantially all of the restrictive covenants and certain events of default applicable to the 2020 APL Notes. Consummation of the Exchange Offer, however, remains subject to certain other customary conditions. Settlement of the Exchange Offer will occur promptly after the Exchange Offer expires, which will be at 11:59 p.m., New York City time, on May 8, 2015, unless otherwise extended or terminated by the Partnership Issuers. The APL Supplemental Indenture will become operative upon settlement of the Exchange Offer.

Subsequent Event

In April 2015, we filed with the SEC a universal shelf registration statement that allows us to issue up to an aggregate of $1.0 billion of debt or equity securities (the "April 2015 Shelf"). The April 2015 Shelf expires in April 2018.

Note 11 — Partnership Units and Related Matters

Issuances of Common Units

As part of the APL mergers, we issued 58,614,157 common units to former APL unitholders as consideration for the APL mergers, of which 3,363,935 common units represented ATLS’s common unit ownership in APL and were issued to Targa.

In May 2014, we entered into an additional Equity Distribution Agreement under a shelf registration statement filed in July 2013 (the “May 2014 EDA”), pursuant to which we may sell through our sales agents, at our option, up to an aggregate of $400.0 million of our common units. During the three months ended March 31, 2015, we issued 1,271,876 common units under the May 2014 EDA, receiving total net proceeds of $53.0 million (net of commissions up to 1% of gross proceeds to our sales agent) of which $24.8 million was received in April. Targa contributed $1.1 million to us to maintain its 2% general partner interest, of which $0.8 million was received in April 2015.

Subsequent Event

During April 2015, we issued 2,318,950 common units under the May 2014 EDA, receiving net proceeds of $100.1 million. Targa contributed $2.1 million to us to maintain its 2% general partner interest. As of April 20, 2015, approximately $4.2 million of the aggregate offering amount remained available for sale pursuant to the May 2014 EDA.

Distributions

We must distribute all of our available cash, as defined in the Partnership Agreement, and as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by us for the three months ended March 31, 2015.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions per Limited Partner Unit
		Common	Incentive Distribution Rights	2%	Total

		(In millions, except per unit amounts)

March 31, 2015	May 15, 2015	$148.3	$41.7	$3.9	$193.9	$0.8200
December 31, 2014	February 13, 2015	$96.3	$38.4	$2.7	$137.4	$0.8100
____________
(1)	Pursuant to the IDR Giveback Amendment in conjunction with the Atlas mergers, IDR’s of $9.375 million were allocated to common unitholders in the first quarter of 2015. The IDR Giveback Amendment covers sixteen quarterly distribution declarations following the February 27, 2015 Atlas mergers and will result in reallocation of IDR payments to common unitholders at the following amounts - $9.375 million per quarter for 2015, $6.25 million per quarter for 2016, $2.5 million per quarter for 2017 and $1.25 million per quarter for 2018.

Note 12 — Earnings per Limited Partner Unit

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per limited partner unit:

	Three Months Ended March 31,
	2015	2014
Net income	$76.5	$131.3
Less: Net income attributable to noncontrolling interests	4.9	8.9
Net income attributable to Targa Resources Partners LP	$71.6	$122.4

Net income attributable to general partner	$42.5	$33.8
Net income attributable to limited partners	29.1	88.6
Net income attributable to Targa Resources Partners LP	$71.6	$122.4

Weighted average units outstanding - basic	137.1	112.4

Net income available per limited partner unit - basic	$0.21	$0.79

Weighted average units outstanding	137.1	112.4
Dilutive effect of unvested stock awards	0.4	0.6
Weighted average units outstanding - diluted	137.5	113.0

Net income available per limited partner unit - diluted	$0.21	$0.78

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

The hedges generally match the NGL product composition and the NGL delivery points of our physical equity volumes. Our natural gas hedges are a mixture of specific gas delivery points and Henry Hub. The NGL hedges may be transacted as specific NGL hedges or as baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon our expected equity NGL composition. We believe this approach avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Our natural gas and NGL hedges are settled using published index prices for delivery at various locations.

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

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to the Partnership, intended as cash flow hedges related to future TPL equity volumes. As the fair value of these APL derivative contracts settle, we will receive cash representing the future benefit of these contracts. For the quarter ended March 31, 2015, $7.8 million of the acquisition date fair value of the APL derivative contracts was received as a component of the derivative contract settlements.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would have to be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Certain novated APL crude options with a fair value of $7.7 million as of the acquisition date did not fall within the “highly effective” correlation range required to qualify as a hedging instrument for accounting purposes and resulted in $0.5 million of mark-to-market gains included in our first quarter 2015 earnings. These crude oil options expire during 2015. Additionally our first quarter included $1.0 million of ineffectiveness gains related to otherwise qualifying APL derivatives, primarily natural gas swaps.

At March 31, 2015, the notional volumes of our commodity hedges were:

Commodity	Instrument	Unit	2015	2016	2017
Natural Gas	Swaps	MMBtu/d	125,439	68,205	23,082
Natural Gas	Basis Swaps	MMBtu/d	23,782	-	-
NGL	Swaps	Bbl/d	5,928	2,254	658
NGL	Options	Bbl/d	899	790	790
Condensate	Swaps	Bbl/d	1,991	1,082	500
Condensate	Options	Bbl/d	1,198	380	380

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and we record changes in fair value and cash settlements to revenues.

Our derivative contracts are subject to netting arrangements that allow net cash settlement of offsetting asset and liability positions with the same counterparty within the same Targa entity. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following schedules reflect the fair values of our derivative instruments and their location in our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of March 31, 2015		Fair Value as of December 31, 2014
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$117.8	$0.4	$44.4	$-
	Long-term	51.2	1.8	15.8	-
Total derivatives designated as hedging instruments		$169.0	$2.2	$60.2	$-

Derivatives not designated as hedging instruments
Commodity contracts	Current	$8.2	$0.2	$-	$5.2
Total derivatives not designated as hedging instruments		$8.2	$0.2	$-	$5.2

Total current position		$126.0	$0.6	$44.4	$5.2
Total long-term position		51.2	1.8	15.8	-
Total derivatives		$177.2	$2.4	$60.2	$5.2

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
March 31, 2015	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$54.0	$0.6	$53.4	$-
Counterparties without offsetting position - assets	72.0	-	72.0	-
Counterparties without offsetting position - liabilities	-	-	-	-
	126.0	0.6	125.4	-
Long-term position
Counterparties with offsetting position	19.4	1.8	17.6	-
Counterparties without offsetting position - assets	31.8	-	31.8	-
Counterparties without offsetting position - liabilities	-	-	-	-
	51.2	1.8	49.4	-
Total derivatives
Counterparties with offsetting position	73.4	2.4	71.0	-
Counterparties without offsetting position - assets	103.8	-	103.8	-
Counterparties without offsetting position - liabilities	-	-	-	-
	$177.2	$2.4	$174.8	$-

December 31, 2014
Current position
Counterparties with offsetting position	$35.5	$4.4	$31.1	$-
Counterparties without offsetting position - assets	8.9	-	8.9	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	44.4	5.2	40.0	0.8
Long-term position
Counterparties with offsetting position	-	-	-	-
Counterparties without offsetting position - assets	15.8	-	15.8	-
Counterparties without offsetting position - liabilities	-	-	-	-
	15.8	-	15.8	-
Total derivatives
Counterparties with offsetting position	35.5	4.4	31.1	-
Counterparties without offsetting position - assets	24.7	-	24.7	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	$60.2	$5.2	$55.8	$0.8

Our payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $174.8 million as of March 31, 2015. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2015	2014
Commodity contracts	$25.2	$(11.9)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	Three Months Ended March 31,
	2015	2014
Interest expense, net	$-	$(1.3)
Revenues	8.1	(6.3)
	$8.1	$(7.6)

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

		Gain (Loss) Recognized in Income on Derivatives

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	March 31, 2015	March 31, 2014
Commodity contracts	Revenue	$7.2	$(0.2)

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings through the end of 2017 based on year-end valuations.

	March 31, 2015	December 31, 2014
Commodity hedges (1)	$77.4	$60.3
___________
(1)	Includes deferred net gains of $53.3 million as of March 31, 2015 related to contracts that will be settled and reclassified to revenue over the next 12 months.

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

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swaps and option contracts and fixed-price commodity contracts with certain counterparties. We determine the fair value of our derivative contracts using present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position of these derivatives at March 31, 2015, a net asset position of $174.8 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $132.7 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $199.2 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	The senior secured revolving credit facility (the “TRP Revolver”) and our accounts receivable securitization facility (the “Securitization Facility”) are based on carrying value, which approximates fair value as the interest rates are based on prevailing market rates; and

•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2015
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$177.2	$177.2	$-	$172.9	$4.3
Liabilities from commodity derivative contracts (1)	2.4	2.4	-	1.6	0.8
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	63.5	63.5	-	-	-
Senior secured revolving credit facility	840.0	840.0	-	840.0	-
Senior unsecured notes	4,300.4	4,384.9	-	4,384.9	-
Accounts receivable securitization facility	197.9	197.9	197.9	-	-
______________
(1)	The fair value of our derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 13. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

We reported certain of our swaps and option contracts at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of March 31, 2015, we had 13 commodity swaps and options contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts (Asset)/Liability
Balance, December 31, 2014	(1.7)
Settlements included in Revenue	-
Unrealized gains included in OCI	(1.1)
Transfers into Level 3	(0.6)
Transfers out of Level 3	(0.1)
Balance, March 31, 2015	$(3.5)

For the three months ended March 31, 2015, the Partnership transferred $0.1 million in derivative liabilities out of Level 3 and into Level 2. This transfer related to long-term over-the-counter swaps for natural gas and NGL products with deliveries for which observable market prices were available.

Note 15 — Related Party Transactions

We do not have any employees. Targa provides operational, general and administrative and other services to us associated with our existing assets and assets acquired from third parties. Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended March 31,
	2015	2014
Targa billings of payroll and related costs included in operating expense	$34.9	$29.9
Targa allocation of general and administrative expense	38.3	33.4
Cash distributions to Targa based on unit ownership	51.6	41.5
Cash contributions from Targa to maintain its 2% general partner ownership	53.6	2.4

Note 16 - Contingencies

Legal Proceedings

Targa Shareholder Litigation

On January 28, 2015, a public shareholder of Targa (the “TRC Plaintiff”) filed a putative class action and derivative lawsuit against Targa (as a nominal defendant), its directors at the time of the ATLS merger (the “TRC Director Defendants”), and ATLS (together with Targa and the TRC Director Defendants, the “TRC Lawsuit Defendants”). This lawsuit is styled Inspired Investors v. Joe Bob Perkins, et al., Cause No. 2015-04961, in the District Court of Harris County, Texas (the “TRC Lawsuit”).

The TRC Plaintiff alleged a variety of causes of action challenging the ATLS merger and the disclosures related to the ATLS merger. Generally, the TRC Plaintiff alleged that the TRC Director Defendants breached their fiduciary duties.  The TRC Plaintiff further alleged that the registration statement filed on January 22, 2015 fails to disclose allegedly material details concerning (i) Wells Fargo Securities, LLC’s and the TRC Director Defendants’ supposed conflicts of interest with respect to the ATLS merger, (ii) Targa’s financial projections, (iii) the background of the ATLS merger, and (iv) Wells Fargo Securities, LLC’s analysis of the ATLS merger. The TRC Plaintiff also alleged that Targa overpaid to acquire ATLS.

Based on these allegations, the TRC Plaintiff sought to enjoin the TRC Lawsuit Defendants from proceeding with or consummating the ATLS merger. The TRC Plaintiff also seeks rescission, damages, and attorneys’ fees. On February 25, 2015, the Harris County trial court denied the TRC Plaintiff’s request for a preliminary injunction. The ATLS merger occurred on February 27, 2015.  The TRC Plaintiff has indicated that it intends to dismiss the TRC Lawsuit with prejudice. Should the TRC Plaintiff decide not to dismiss, TRC Lawsuit Defendants will seek dismissal of the TRC Lawsuit.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, APL GP, its managers, Targa, the Partnership, the general partner and MLP Merger Sub (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania, though the Tulsa Lawsuit has since been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS Energy GP, LLC, the general partner of ATLS (“ATLS GP”), its managers, Targa and GP Merger Sub (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit” and, together with the Consolidated APL Lawsuit, the “Consolidated Atlas Lawsuits”), though the Tulsa lawsuit and the Kane lawsuit have been dismissed.

The Atlas Lawsuit Plaintiffs allege a variety of causes of action challenging the Atlas mergers. Generally, the APL Plaintiffs alleged that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, the Partnership, the general partner, MLP Merger Sub, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The APL Plaintiffs further alleged that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders. The APL Plaintiffs in the Consolidated APL Lawsuit also allege that the registration statement filed on November 19, 2014 fails, among other things, to disclose allegedly material details concerning (i) Stifel, Nicolaus & Company, Incorporated’s analysis of the ATLS merger and APL merger (the “Transactions”); (ii) APL and the Partnership’s financial projections; and (iii) the background of the Transactions. Generally, the ATLS Plaintiffs alleged that (a) ATLS GP’s directors have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, GP Merger Sub, and ATLS have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The ATLS Plaintiffs further alleged that (a) the premium offered to the ATLS unitholders was inadequate, (b) ATLS agreed to contractual terms that would allegedly dissuade other potential acquirers from seeking to acquire ATLS, (c) ATLS GP’s directors favored their self-interests over the interests of the ATLS unitholders and (d) the registration statement failed to disclose allegedly material details concerning, among other things, (i) Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated, and Deutsche Bank Securities Inc.’s analyses of the Transactions; (ii) the Partnership, Targa, APL, and ATLS’ financial projections; and (iii) the background of the Transactions.

Based on these allegations, the Atlas Lawsuit Plaintiffs sought to enjoin the Atlas Lawsuit Defendants from proceeding with or consummating the Atlas mergers unless and until APL and ATLS adopted and implemented processes to obtain the best possible terms for their respective unitholders. The Atlas Lawsuit Plaintiffs also sought rescission, damages and attorneys’ fees.

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

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 17 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014
Cash:
Interest paid, net of capitalized interest (1)	$28.9	$23.0
Income taxes paid, net of refunds	0.1	(0.2)
Non-cash Investing and Financing balance sheet movements:
Deadstock commodity inventories transferred to property, plant and equipment	-	1.1
Accrued distribution equivalent rights on equity awards under share compensation arrangements	-	0.6
Receivables from equity issuances	24.6	7.1
Capital expenditure accruals	31.0	22.7
Transfers from materials and supplies inventory to property, plant and equipment	0.6	0.4
Change in ARO liability and property, plant and equipment due to revised future ARO cash flow estimate	3.7	2.1
___________
(1)	Interest capitalized on major projects was $2.4 million and $6.9 million for three months ended March 31, 2015 and 2014.

See Note 4 for information on non-cash transaction related to the Atlas mergers.

Note 18 — Segment Information

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

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and Southeast New Mexico, South Texas, Oklahoma, Kansas and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

We are reviewing our segment disclosures as a result of the merger and integration efforts related to the Atlas mergers.

Our reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2015
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$168.0	$52.7	$27.4	$1,132.3	$21.7	$0.1	$1,402.2
Fees from midstream services	63.3	8.8	87.7	117.7	-	-	277.5
	231.3	61.5	115.1	1,250.0	21.7	0.1	1,679.7
Intersegment revenues
Sales of commodities	215.4	62.8	1.1	78.5	-	(357.8)	-
Fees from midstream services	2.0	-	72.4	4.4	-	(78.8)	-
	217.4	62.8	73.5	82.9	-	(436.6)	-
Revenues	$448.7	$124.3	$188.6	$1,332.9	$21.7	$(436.5)	$1,679.7
Operating margin	$79.3	$7.8	$125.4	$65.9	$21.7	$-	$300.1
Other financial information:
Segment assets before Special GP Interest (1)	$7,262.8	$352.9	$1,764.6	$487.0	$177.3	$1,786.6	$11,831.2
Special GP Interest (2)
Goodwill	628.5	-	-	-	-	-	628.5
Intangible assets	979.9	-	-	-	-	-	979.9
Total assets	$8,871.2	352.9	1,764.6	487.0	177.3	1,786.6	$13,439.6
Capital expenditures	$94.4	$1.1	$57.7	$3.0	$-	$1.1	$157.3
Business acquisition	$5,047.8	$-	$-	$-	$-	$-	$5,047.8
________
(1)	Corporate assets at the Segment level primarily include investment in unconsolidated subsidiaries and debt issuance costs associated with our long-term debt.
(2)	Represents preliminary acquisition fair value attributable to the Special GP Interest attributable to goodwill and intangible assets.

	Three Months Ended March 31, 2014
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$45.8	$100.5	$21.0	$1,924.0	$(6.1)	$(0.1)	$2,085.1
Fees from midstream services	40.8	7.7	68.1	92.8	-	0.2	209.6
	86.6	108.2	89.1	2,016.8	(6.1)	0.1	2,294.7
Intersegment revenues
Sales of commodities	400.4	177.0	0.6	130.4	-	(708.4)	-
Fees from midstream services	1.1	-	66.2	7.9	-	(75.2)	-
	401.5	177.0	66.8	138.3	-	(783.6)	-
Revenues	$488.1	$285.2	$155.9	$2,155.1	$(6.1)	$(783.5)	$2,294.7
Operating margin	$94.1	$26.1	$96.6	$64.6	$(6.1)	$-	$275.3
Other financial information:
Total assets	$3,275.1	$385.1	$1,568.7	$614.1	$4.5	$128.8	$5,976.3
Capital expenditures	$98.9	$4.3	$68.6	$3.1	$-	$0.5	$175.4

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2015	2014
Sales of commodities
Natural gas	$302.1	$391.8
NGL	1,030.7	1,650.9
Condensate	21.3	28.4
Petroleum products	26.4	20.1
Derivative activities	21.7	(6.1)
	1,402.2	2,085.1
Fees from midstream services
Fractionating and treating	49.8	46.5
Storage, terminaling, transportation and export	136.2	101.2
Gathering and processing	68.4	42.6
Other	23.1	19.3
	277.5	209.6
Total revenues	$1,679.7	$2,294.7

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended March 31,
	2015	2014
Reconciliation of operating margin to net income:
Operating margin	$300.1	$275.3
Depreciation and amortization expense	(119.6)	(79.5)
General and administrative expense	(40.3)	(35.9)
Interest expense, net	(50.9)	(33.1)
Other, net	(11.7)	5.6
Income tax expense	(1.1)	(1.1)
Net income	$76.5	$131.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

Overview

Targa Resources Partners LP is a publicly traded Delaware limited partnership formed in October 2006 by Targa Resources Corp. (“Targa” or “Parent”). Our common units are listed on the NYSE under the symbol “NGLS.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

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

Our Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico; the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma and South Central Kansas; and the Williston Basin in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

We are reviewing our segment disclosures based on the Atlas mergers.

2015 Developments

Atlas Mergers

On February 27, 2015, (i) Targa completed the previously announced transactions contemplated by the ATLS Merger Agreement and (ii) Targa and the Partnership completed the previously announced transactions contemplated by the APL Merger Agreement. Pursuant to the terms and conditions set forth in the ATLS Merger Agreement, GP Merger Sub merged with and into ATLS, with ATLS continuing as the surviving entity and as a subsidiary of Targa, which we refer to as the ATLS merger. Pursuant to the terms and conditions set forth in the APL Merger Agreement, MLP Merger Sub merged with and into APL, with APL continuing as the surviving entity and as a subsidiary of the Partnership, which we refer to as the APL merger and, together with the ATLS merger, the Atlas mergers.

In connection with the Atlas mergers, APL changed its name to “Targa Pipeline Partners LP,” which we refer to as TPL, and ATLS changed its name to “Targa Energy LP.”

TPL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Ardmore, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas. The APL merger adds APL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing operations and creates a combined position across the Permian Basin that enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,500 miles of pipelines. The results of TPL are reported in our Field Gathering and Processing segment.

Pursuant to an amendment to the Partnership Agreement regarding the IDR giveback in conjunction with the Atlas mergers, IDRs of $9.375 million were allocated to common unitholders in the first quarter of 2015. The IDR Giveback Amendment covers sixteen quarters following the February 27, 2015 Atlas mergers and will result in reallocation of IDR payments to common unitholders at the following amounts - $9.375 million per quarter for 2015, $6.25 million per quarter for 2016, $2.5 million per quarter for 2017 and $1.25 million per quarter for 2018.

Logistics and Marketing Segment Expansion

Condensate Splitter or Alternate Project

On March 31, 2014, we announced the approval to construct a condensate splitter at our Channelview Terminal on the Houston Ship Channel. The condensate splitter was supported by a long-term fee-based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd. The initial project would have the capability to split approximately 35 MBbl/d of condensate into its various components, including naphtha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components.

Effective December 31, 2014, we and Noble agreed to modify the existing arrangements to build (i) a new terminal with significant storage capacity at Patriot; or (ii) a condensate splitter at Channelview with modified timing; or (iii) potentially both projects. We and Noble are evaluating these alternatives including final capabilities, capacities and capital costs. The modifications to the previous arrangements resulted in the receipt of an upfront payment that will be recognized monthly from January through August 15, 2015, and are expected to result in an enhanced economic benefit over the term of the arrangements. The projects are now expected to be completed by the end of 2016 or 2017, depending on final project scope and or permitting.

Field Gathering and Processing Segment Expansion

Badlands Little Missouri 3

In the first quarter of 2015, we completed the 40 MMcf/d Little Missouri 3 plant expansion in McKenzie County, North Dakota, that increased capacity to 90 MMcf/d.

Growth Investments in the Permian and Williston Basins

In April 2014, TPL announced plans to expand the gathering footprint of its WestTX system.  This project includes the laying of a high pressure gathering line into Martin and Andrews counties of Texas, as well as adding incremental compression and processing, including installation of a new 200 MMcf/d cryogenic processing plant, known as the Buffalo plant, which is expected to be completed during 2016.

In October 2014, we announced that we intended to build a new cryogenic processing plant in the Delaware Basin of Winkler County, Texas and a new 200 MMcf/d cryogenic processing plant in McKenzie County, North Dakota.

Given the significant decrease in commodity prices and expected reductions in producer activity since those announcements, we are continuing to evaluate the appropriate sizing and timing of additional plant capacity and related infrastructure in the Badlands and in the Permian Basin.

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

Financing Activities

In January 2015, we privately placed $1.1 billion in aggregate principal amount of 5% Notes resulting in approximately $1,089.8 million of net proceeds, which was used together with borrowings from the TRP Revolver, to fund the APL Note Tender Offers and the Change of Control Offers.

During the first quarter of 2015, pursuant to the May 2014 EDA, we issued a total of 1,271,876 common units representing total net proceeds of $53.0 million (net of commissions up to 1.0% of gross proceeds to our sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. Targa contributed $1.1 million to maintain its 2% general partner interest during this period, of which $0.8 million was settled in April 2015.

In April 2015, the Partnership Issuers commenced the Exchange Offer pursuant to which they offered to exchange any and all of the outstanding $355.1 million 2020 APL Notes for an equal amount of our 6 5/8% Notes. On April 27, 2015, the Partnership Issuers had received tenders and consents from holders of approximately $341.9 million in aggregate principal amount of the 2020 APL Notes, representing approximately 96.3% of the total outstanding $355.1 million in aggregate principal amount of the 2020 APL Notes. Consummation of the Exchange Offer, however, remains subject to certain other customary conditions. Settlement of the Exchange Offer will occur promptly after the Exchange Offer expires, which will be at 11:59 p.m., New York City time, on May 8, 2015, unless otherwise extended or terminated by the Partnership Issuers.

In April 2015, we filed with the SEC a universal shelf registration statement, the April 2015 Shelf, which allows us to issue up to an aggregate of $1.0 billion of debt or equity securities. The April 2015 Shelf expires in April 2018.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments are effective for us in 2016, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for us in 2016, with early adoption permitted. We anticipate adopting the amendments on January 1, 2016. Unamortized debt issuance costs of $46.4 million were included in Other long-term assets on the Consolidated Balance Sheets as of March 31, 2015.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to Targa Resources Partners LP before: interest; income taxes; depreciation and amortization; gains or losses on debt repurchases and redemptions, early debt extinguishments and asset disposals; risk management activities related to derivative instruments, including the cash impact of hedges acquired in the Atlas mergers; non-cash compensation on TRP equity grants; non-recurring transaction costs related to acquisitions; earnings/losses from unconsolidated affiliates net of distributions and the noncontrolling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

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

Distributable Cash Flow

We define distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for risk management activities related to derivative instruments, including the cash impact of hedges acquired in the Atlas mergers; debt repurchases and redemptions; early debt extinguishments; non-cash compensation on TRP equity grants; non-recurring transaction costs related to acquisitions; earnings/losses from unconsolidated affiliates net of distributions and asset disposals and less maintenance capital expenditures (net of any reimbursements of project costs). This measure includes any impact of noncontrolling interests.

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

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$411.4	$379.6
Operating expenses	(111.3)	(104.3)
Operating margin	300.1	275.3
Depreciation and amortization expenses	(119.6)	(79.5)
General and administrative expenses	(40.3)	(35.9)
Interest expense, net	(50.9)	(33.1)
Income tax expense	(1.1)	(1.1)
Gain on sale or disposition of assets	(0.6)	0.8
Other, net	(11.1)	4.8
Net income	$76.5	$131.3

	Three Months Ended March 31,
	2015	2014

	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$312.5	$316.4
Net income attributable to noncontrolling interests	(4.9)	(8.9)
Interest expense	50.9	33.1
Non-cash interest expense, net (1)	(3.0)	(3.4)
(Earnings) loss from unconsolidated affiliates net of distributions (2)	1.0	-
Non-recurring transaction costs related to business acquisitions (2)	13.7	-
Current income tax expense	0.5	0.7
Other (3)	(12.6)	(4.6)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(184.7)	(111.2)
Accounts payable and other liabilities	84.5	12.1
Targa Resources Partners LP Adjusted EBITDA	$257.9	$234.2
_________
(1)	Includes amortization of debt issuance costs, discount and premium.
(2)	The definition of Adjusted EBITDA was changed in 2015 to exclude earnings from unconsolidated investments net of distributions and non-recurring transaction costs related to business acquisitions.
(3)	Includes accretion expense associated with asset retirement obligations, noncontrolling interest portion of depreciation and amortization expenses and gain or loss on debt repurchase and redemptions.

	Three Months Ended March 31,
	2015	2014

	(In millions)
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$71.6	$122.4
Interest expense, net	50.9	33.1
Income tax expense	1.1	1.1
Depreciation and amortization expenses	119.6	79.5
(Gain) loss on sale or disposition of assets	0.6	(0.8)
(Gain) loss on debt redemptions and amendments	(0.1)	-
(Earnings) loss from unconsolidated affiliates net of distributions (1)	1.0	-
Compensation on TRP equity grants (1)	3.8	2.6
Non-recurring transaction costs related to business acquisitions (1)	13.7	-
Risk management activities	(0.7)	(0.3)
Noncontrolling interests adjustment (2)	(3.6)	(3.4)
Targa Resources Partners LP Adjusted EBITDA	$257.9	$234.2
________
(1)	The definition of Adjusted EBITDA was changed in 2014 to exclude non-cash compensation on equity grants and in 2015 to exclude earnings from unconsolidated investments net of distributions and non-recurring transaction costs related to business acquisitions.
(2)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of net income to Distributable Cash flow
Net income attributable to Targa Resources Partners LP	$71.6	$122.4
Depreciation and amortization expenses	119.6	79.5
Deferred income tax expense	0.6	0.4
Non-cash interest expense, net (1)	3.0	3.4
(Earnings) loss from unconsolidated affiliates net of distributions (2)	1.0	-
Compensation on TRP equity grants (2)	3.8	2.6
(Gain) loss on sale or disposition of assets	0.6	(0.8)
Risk management activities	(0.7)	(0.2)
Maintenance capital expenditures	(20.3)	(13.7)
Non-recurring transactions costs related to business acquisitions (2)	13.7	-
Other (3)	(2.0)	(2.0)
Targa Resources Partners LP distributable cash flow	$190.9	$191.6
_______
(1)	Includes amortization of debt issuance costs, discount and premium.
(2)	The definition of Adjusted EBITDA was changed in 2014 to exclude non-cash compensation on equity grants and in 2015 to exclude earnings from unconsolidated investments net of distributions and non-recurring transaction costs related to business acquisitions.
(3)	Includes the noncontrolling interests portion of maintenance capital expenditures, depreciation and amortization expenses.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014

	($ in millions, except operating statistics and price amounts)
Revenues	$1,679.7	$2,294.7	$(615.0)	27%
Product purchases	1,268.3	1,915.1	(646.8)	34%
Gross margin (1)	411.4	379.6	31.8	8%
Operating expenses	111.3	104.3	7.0	7%
Operating margin (2)	300.1	275.3	24.8	9%
Depreciation and amortization expenses	119.6	79.5	40.1	50%
General and administrative expenses	40.3	35.9	4.4	12%
Other operating (income) expenses	0.6	(0.7)	1.3	186%
Income from operations	139.6	160.6	(21.0)	13%
Interest expense, net	(50.9)	(33.1)	(17.8)	54%
Equity earnings	1.7	4.9	(3.2)	65%
Other income (expense)	(12.8)	-	(12.8)	NM
Income tax (expense) benefit	(1.1)	(1.1)	-	-
Net income	76.5	131.3	(54.8)	42%
Less: Net income attributable to noncontrolling interests	4.9	8.9	(4.0)	45%
Net income attributable to Targa Resources Partners LP	$71.6	$122.4	$(50.8)	42%
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	$257.9	$234.2	$23.7	10%
Distributable cash flow (4)	190.9	191.6	(0.7)	-
Capital expenditures	1,009.6	175.4	834.2	476%
Operating statistics:
Crude oil gathered, MBbl/d	101.2	74.7	26.5	35%
Plant natural gas inlet, MMcf/d (5)(6)(7)	2,576.6	2,048.2	528.4	26%
Gross NGL production, MBbl/d (7)	200.1	142.8	57.3	40%
Export volumes, MBbl/d (8)	191.7	115.6	76.1	66%
Natural gas sales, BBtu/d (6)(7)	1,236.3	867.2	369.1	43%
NGL sales, MBbl/d (7)	510.1	383.2	126.9	33%
Condensate sales, MBbl/d (7)	5.9	3.5	2.4	69%
______
(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(3)
Adjusted EBITDA is net income attributable to Targa Resources Partners LP before: interest, income taxes, depreciation and amortization, gains or losses on debt repurchases and debt redemptions, early debt extinguishments and asset disposals, non-cash risk management activities related to derivative instruments and changes in the fair value of the Badlands acquisition contingent consideration, non-cash compensation on Partnership equity grants, non-recurring transactions costs related to acquisitions, earnings/losses from unconsolidated affiliates net of distributions and the noncontrolling interest portion of depreciation and amortization expenses. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(4)	Distributable cash flow is income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases and redemptions, non-recurring transaction costs related to acquisitions, earnings/losses from unconsolidated affiliates net of distributions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration and non-cash equity compensation grants. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(5)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter, including the volumes related to the Targa Pipeline LP merger.
(8)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine terminal that are destined for international markets.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues declined due to lower commodity prices ($1,112.2 million) partially offset by increased commodity volumes ($429.1 million), higher fee-based and other revenues ($67.9 million) and favorable hedge settlements ($27.8 million). First quarter 2015 revenues benefited ($160.6 million) from the inclusion of one-month of operations at TPL acquired in the Atlas mergers.

The higher gross margins in 2015 were attributable to higher LPG exports and increased terminaling and storage fees in our Logistics and Marketing segments and increased Field Gathering and Processing throughput volumes associated with the TPL operations, system expansions and increased producer activity, largely offset by decreased commodity prices. This significant growth in our asset base also brought a higher level of operating expenses for 2015. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in gross margin and operating margin on a segment basis.

The increase in depreciation and amortization expenses reflects the impact of one-month of TPL’s tangible and intangible asset depreciation and amortization, the increased planned amortization of the Badlands intangible assets and higher depreciation related to major organic investments placed in service after the first quarter of 2014, including the international export expansion project, continuing development at Badlands, the High Plains and Longhorn plant additions and other system expansions.

General and administrative expenses were higher due to the inclusion of one-month of TPL’s general and administrative costs and higher compensation and insurance costs.

The increase in interest expense primarily reflects higher borrowings attributable to the Atlas mergers and lower capitalized interest associated with capital projects completed in 2014.

Other expense in 2015 was primarily attributable to non-recurring transaction costs related to the Atlas mergers.

Net income attributable to noncontrolling interests decreased as our joint ventures experienced lower earnings in 2015.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Total

Three Months Ended:	(In millions)
March 31, 2015	$79.3	$7.8	$125.4	$65.9	$21.7	$300.1
March 31, 2014	94.1	26.1	96.6	64.6	(6.1)	275.3

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	($ in millions)
Gross margin	$134.7	$139.0	$(4.3)	3%
Operating expenses	55.4	44.9	10.5	23%
Operating margin	$79.3	$94.1	$(14.8)	16%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	216.5	165.9	50.6	31%
WestTX (5)	136.2	-	136.2	NM
Sand Hills	158.5	166.7	(8.2)	5%
Versado	173.3	155.0	18.3	12%
SouthTX (5)	48.6	-	48.6	NM
North Texas (6)	360.0	331.3	28.7	9%
SouthOK (5)	141.6	-	141.6	NM
WestOK (5)	211.2	-	211.2	NM
Badlands (8)	42.1	34.4	7.7	22%
	1,488.0	853.3	634.7	74%
Gross NGL production, MBbl/d (3)
SAOU	25.3	24.1	1.2	5%
WestTX (5)	15.8	-	15.8	NM
Sand Hills	17.0	18.2	(1.2)	7%
Versado	22.5	18.9	3.6	19%
SouthTX (5)	6.1	-	6.1	NM
North Texas	40.6	33.4	7.2	22%
SouthOK (5)	9.3	-	9.3	NM
WestOK (5)	10.2	-	10.2	NM
Badlands	3.9	3.1	0.8	26%
	150.7	97.7	53.0	54%
Crude oil gathered, MBbl/d	101.2	74.7	26.5	35%
Natural gas sales, BBtu/d (3)	866.2	426.3	439.9	103%
NGL sales, MBbl/d	118.8	75.5	43.3	57%
Condensate sales, MBbl/d	5.0	2.9	2.1	72%
Average realized prices (9):
Natural gas, $/MMBtu	2.52	4.64	(2.12)	46%
NGL, $/gal	0.37	0.86	(0.49)	56%
Condensate, $/Bbl	39.07	89.30	(50.23)	56%
_______
(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter, including the volumes related to the TPL merger.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(5)	Operations acquired as part of the TPL merger effective February 27, 2015.
(6)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(7)	Badlands natural gas inlet represents the total wellhead gathered volume.
(8)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The decrease in gross margin was primarily due to significantly lower commodity sales prices partially offset by the inclusion of the TPL volumes acquired effective February 27, 2015 and by throughput volume increases. The increase in plant inlet volumes, other than TPL, was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. The first quarter of 2015 also benefited from the start-up of commercial operations in May 2014 at the Longhorn Plant in North Texas, in June 2014 at the High Plains Plant in SAOU and in January 2015 at the Little Missouri 3 plant in Badlands. Higher natural gas and NGL sales reflect similar factors. Badlands crude oil and natural gas volumes increased significantly due to producer activities and system expansion.

Higher operating expenses were primarily driven by the inclusion of TPL operating expenses and the operations of the Longhorn, High Plains and Little Missouri 3 plants that were not in service in first quarter of 2014 partially offset by reduced contract labor costs and compression and system maintenance expenses.

Field Pro Forma Statistics

The table below displays the calculation used to determine the reported volumes by starting with gross volumes while taking ownership and timing differences into account:

	Three Months Ended March 31, 2015
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Pro Forma (4)	Timing Adjustment (5)	Actual Reported
SAOU (6)	216.5	100.0%	216.5	216.5	-	216.5
WestTX (7)(8)	542.8	72.8%	395.2	395.2	(259.0)	136.2
Sand Hills	158.5	100.0%	158.5	158.5	-	158.5
Versado	173.3	63.0%	109.2	173.3	-	173.3
SouthTX (7)	141.1	100.0%	141.1	141.1	(92.5)	48.6
North Texas (9)	360.0	100.0%	360.0	360.0	-	360.0
SouthOK (7)(8)	494.1	Varies (10)	411.2	411.2	(269.6)	141.6
WestOK (7)	613.2	100.0%	613.2	613.2	(402.0)	211.2
Badlands (11)	42.1	100.0%	42.1	42.1	-	42.1
	2,741.6		2,447.0	2,511.1	(1,023.1)	1,488.0
Gross NGL production, MBbl/d (2)
SAOU	25.3	100.0%	25.3	25.3	-	25.3
WestTX (7)(8)	63.0	72.8%	45.9	45.9	(30.1)	15.8
Sand Hills	17.0	100.0%	17.0	17.0	-	17.0
Versado	22.5	63.0%	14.2	22.5	-	22.5
SouthTX (7)	17.8	100.0%	17.8	17.8	(11.7)	6.1
North Texas	40.6	100.0%	40.6	40.6	-	40.6
SouthOK (7)(8)	30.4	Varies (10)	27.0	27.0	(17.7)	9.3
WestOK (7)	29.7	100.0%	29.7	29.7	(19.5)	10.2
Badlands	3.9	100.0%	3.9	3.9	-	3.9
	250.2		221.4	229.7	(79.0)	150.7
_______
(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(3)
For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter, other than for the volumes related to the TPL merger, for which the denominator is 31 days.

(4)	Pro Forma statistics represents volumes per day while owned by us.
(5)	Timing adjustment made to the Pro Forma statistics to adjust for the actual reported statistics based on the full period.
(6)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(7)	Operations acquired as part of the TPL merger effective February 27, 2015.
(8)	Operating data for SouthOK and WestTX undivided interest assets are presented on both a gross and net basis.
(9)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(10)	SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL
(11)	Badlands natural gas inlet represents the total wellhead gathered volume.

Coastal Gathering and Processing

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	($ in millions)
Gross margin	$18.0	$36.4	$(18.4)	51%
Operating expenses	10.2	10.3	(0.1)	1%
Operating margin	$7.8	$26.1	$(18.3)	70%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	172.6	325.0	(152.4)	47%
VESCO	437.7	490.5	(52.8)	11%
Other Coastal Straddles	372.1	379.4	(7.3)	2%
	982.4	1,194.9	(212.5)	18%
Gross NGL production, MBbl/d (3)
LOU	6.3	10.0	(3.7)	37%
VESCO	24.9	23.2	1.7	7%
Other Coastal Straddles	11.2	11.9	(0.7)	6%
	42.4	45.1	(2.7)	6%
Natural gas sales, BBtu/d (3)	228.2	287.7	(59.5)	21%
NGL sales, MBbl/d	32.2	40.5	(8.3)	20%
Condensate sales, MBbl/d	0.7	0.5	0.2	40%
Average realized prices:
Natural gas, $/MMBtu	3.01	5.01	(2.00)	40%
NGL, $/gal	0.42	0.94	(0.52)	55%
Condensate, $/Bbl	46.94	97.95	(51.01)	52%
__________
(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The decrease in Coastal Gathering and Processing gross margin was primarily due to lower NGL sales prices, less favorable frac spread and lower throughput volumes partially offset by higher average GPM volumes at VESCO. The decrease in plant inlet volumes was largely attributable to the idling of the Big Lake plant in November 2014 due to market conditions, reduced availability of off-system volumes at LOU and the decline of off-system supply volumes.

Operating expenses were relatively flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	($ in millions, except operating statistics)
Gross margin (1)	$163.9	$136.5	$27.4	20%
Operating expenses (1)	38.5	39.9	(1.4)	4%
Operating margin	$125.4	$96.6	$28.8	30%
Operating statistics MBbl/d(2):
Fractionation volumes (3)	340.6	312.5	28.1	9%
LSNG treating volumes	19.4	24.5	(5.1)	21%
Benzene treating volumes	19.4	24.5	(5.1)	21%
_______
(1)	Fractionation and treating contracts include pricing terms composed of base fees and fuel and power components which vary with the cost of energy. As such, the logistics segment results include effects of variable energy costs that impact both gross margin and operating expenses.
(2)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Logistics Assets gross margin was higher primarily due to partial recognition of renegotiated commercial arrangements related to our condensate splitter project, higher LPG exports, increased fractionation activity,  and increased terminaling and storage, partially offset by lower treating.  LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 192 MBbl/d in the first quarter of 2015 compared to 116 MBbl/d for the same period last year.  This increase was driven by Phase II of our international export expansion project, which added incremental capacity and operational efficiency in the second quarter of 2014 and became fully operational in the third quarter of 2014.   Fractionation activity improved as a result of increased supply volumes despite the variable effects of fuel and power (see footnote (1) above).

Lower operating expenses were primarily due to lower fuel and power costs and decreased labor expense, partially offset by lower system gains.

Marketing and Distribution

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	($ in millions)
Gross margin	$77.4	$77.7	$(0.3)	0%
Operating expenses	11.5	13.1	(1.6)	12%
Operating margin	$65.9	$64.6	$1.3	2%
Operating statistics (1):
NGL sales, MBbl/d	480.4	386.6	93.8	24%
Average realized prices:
NGL realized price, $/gal	0.54	1.15	(0.61)	53%
________
(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Marketing and Distribution gross margin decreased mainly due to lower price environment, partially offset by higher LPG export activity (which benefits both Logistics Assets and Marketing and Distribution segments).

Operating Expenses decreased due to lower barge maintenance and lower fuel costs.

Other

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014

	($ in millions)
Gross margin	$21.7	$(6.1)	$27.8
Operating margin	$21.7	$(6.1)	$27.8

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)	2015 vs. 2014
Natural Gas (BBtu)	7.6	$0.88	$6.7	4.5	$(0.98)	$(4.4)	11.1
NGL (Mgal)	10.3	0.30	3.1	4.3	(0.09)	(0.4)	3.5
Crude Oil (MMBbl)	0.2	26.50	5.3	0.2	(7.50)	(1.5)	6.8
Non-Hedge Accounting (3)			5.6			0.3	5.3
Ineffectiveness (4)			1.0			(0.1)	1.1
			$21.7			$(6.1)	27.8
____________
(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Price spread on Natural Gas volumes is $/MMBtu, NGL volumes is $/Bbl and Crude Oil volumes is $/Bbl.
(3)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(4)	Ineffectiveness primarily relates to certain crude hedging contracts.

Revenues from settlements reported in Other exclude $7.8 million in cash receipts, which is the portion of the acquisition date fair value of derivatives acquired in the Atlas mergers that represented forecasted March 2015 derivative settlements.

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

Our liquidity as of March 31, 2015 was:

		As of March 31, 2015

		(In millions)
Cash on hand		$63.5
Total commitments under the TRP Revolver		1,600.0
Total commitments under the Securitization Facility		197.9
		1,861.4

Less:	Outstanding borrowings under the TRP Revolver	(840.0)
	Outstanding borrowings under the Securitization Facility	(197.9)
	Outstanding letters of credit under the TRP Revolver	(25.0)
	Total liquidity	$798.5

Other potential capital resources include:

•	We continue to maintain our right to request an additional $300 million in commitment increases under the TRP Revolver. The TRP Revolver will continue to mature on October 3, 2017.

•	Our ability to issue debt or equity securities pursuant to shelf registration statements, including availability of $4.2 million under a shelf registration statement filed in July 2013 and unlimited amounts under a shelf registration statement filed in April 2013.

•	In April 2015, we filed with the SEC a universal shelf registration statement (the April 2015 Shelf) allowing us to issue up to an aggregate of $1.0 billion of debt or equity securities. The April 2015 Shelf expires in April 2018.

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

Debt Issuance

In January 2015, we privately placed $1.1 billion in aggregate principal amount of 5% Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,089.8 million of net proceeds, which were used together with borrowings from the TRP Revolver, to fund the APL Notes Tender Offers and the Change of Control Offers.

Amendment to Second Amended and Restated Credit Agreement

In February 2015, we amended our TRP Revolver to increase available commitments to $1.6 billion from $1.2 billion and while retaining the right to request up to an additional $300.0 million in commitment increases (see Note 10).

APL Senior Notes Tender Offers

In January 2015, we commenced cash tender offers for any and all of the outstanding APL Senior Notes which totaled $1,550.0 million.

The results of the APL Notes Tender Offers were:

Senior Notes	Outstanding Note Balance	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer payments	% Tendered	Note Balance after Tender Offers

	($ amounts in millions)
6⅝% due 2020	$500.0	$140.1	$2.1	$3.7	$145.9	28.02%	$359.9
4¾% due 2021	400.0	393.5	5.9	5.3	404.7	98.38%	6.5
5⅞% due 2023	650.0	601.9	8.7	2.6	613.2	92.60%	48.1
Total	$1,550.0	$1,135.5	$16.7	$11.6	$1,163.8		$414.5

Not having achieved the minimum tender condition for the 2020 APL Notes, the change of control terms of the 2020 APL Notes Indenture required the APL Issuers to offer holders $1,010 for each $1,000 principal amount of outstanding notes plus accrued and unpaid interest from the most recent interest payment date. As permitted by the 2020 APL Notes Indenture, we made a change of control offer for any and all of the 2020 APL Notes in lieu of the APL Issuers and in advance of, and conditioned upon, the consummation of the APL Merger. Holders representing $4.8 million of the outstanding 2020 APL Notes tendered their notes requiring a payment of $5.0 million, which included the change of control premium and accrued interest.

Payments made under the APL Notes Tender Offers and Change of Control Offer totaled $1,168.8 million.

Subsequent Event

On April 13, 2015, the Partnership Issuers commenced an offer to exchange, which we refer to as the Exchange Offer, for any and all of the outstanding 2020 APL Notes, which had an aggregate principal amount outstanding of $355.1 million, for an equal amount of 6 5/8% Notes of the Partnership Issuers. On April 27, 2015, the Partnership Issuers had received tenders and consents from holders of approximately $341.9 million in aggregate principal amount of the 2020 APL Notes, representing approximately 96.3% of the total outstanding $355.1 million in aggregate principal amount of the 2020 APL Notes. As a result, the minimum tender condition to the Exchange Offer and related consent solicitation has been satisfied, and the APL Issuers executed the APL Supplemental Indenture effecting the proposed amendments with respect to the 2020 APL Notes, which satisfied the second condition.

The APL Supplemental Indenture eliminates substantially all of the restrictive covenants and certain events of default applicable to the 2020 APL Notes. Consummation of the Exchange Offer, however, remains subject to certain other customary conditions. Settlement of the Exchange Offer will occur promptly after the Exchange Offer expires, which will be at 11:59 p.m., New York City time, on May 8, 2015, unless otherwise extended or terminated by the Partnership Issuers. The APL Supplemental Indenture will become operative upon Settlement of the Exchange Offer.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes, NGL equity volumes and condensate equity volumes through 2017. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Our risk management position has moved from a net asset position of $55.0 million at December 31, 2014 to a net asset position of $174.8 million at March 31, 2015. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

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

Working capital decreased $10.4 million exclusive of the current debt obligations. The major items contributing to this non-debt decrease were a reduction in commodity inventory balances due to higher inventory levels at December 2014 in anticipation of first quarter 2015 delivery requirements and lower export-related receivables. Offsetting these decreases were increased billing accruals related to our Badlands development projects and the inclusion of the working capital balance for TPL including the current value of the derivative contracts acquired in the Atlas mergers.

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

Cash Flow

Cash Flow from Operating Activities

Three Months Ended March 31,
2015	2014	2015 vs. 2014
(In millions)

$312.5	$316.4	$(3.9)

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our financial statements:

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	(In millions)
Cash flows from operating activities:
Cash received from customers	$1,750.8	$2,415.7	$(664.9)
Cash received from (paid to) derivative counterparties	15.7	(6.8)	22.5
Cash outlays for:
Product purchases	(1,270.1)	(1,948.5)	678.4
Operating expenses	(86.5)	(81.0)	(5.5)
General and administrative expenses	(58.4)	(45.1)	(13.3)
Cash distributions from equity investment (1)	2.0	4.9	(2.9)
Interest paid, net of amounts capitalized (2)	(28.9)	(23.0)	(5.9)
Income taxes paid, net of refunds	(0.1)	0.2	(0.3)
Other cash receipts (payments)	(12.0)	-	(12.0)
Net cash provided by operating activities	$312.5	$316.4	$(3.9)
_________
(1)	Excludes $0.6 million and $2.2 million included in investing activities for three months ended 2015 and 2014 related to distributions from GCF that exceeded cumulative equity earnings.
(2)	Net of capitalized interest paid of $2.4 million and $6.9 million included in investing activities for three months ended March 31, 2015 and 2014.

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2015 compared to 2014. Derivatives were a net inflow in 2015 versus a net outflow in 2014 reflecting higher commodity prices received from counterparties compared to the fixed price we paid on those derivative contracts. Higher cash outlays for general and administrative expenses in 2015 versus 2014 were mainly due to increased compensation costs and the addition of general and administrative costs for TPL. Other cash payments during 2015 reflect transaction costs related to the Atlas mergers.

Cash Flow from Investing Activities

Three Months Ended March 31,
2015	2014	2015 vs. 2014
(In millions)

$(1,039.9)	$(193.7)	$(846.2)

The increase in net cash used in investing activities for 2015 compared to 2014 was primarily due to cash outlays for the Atlas mergers. Cash paid for the Atlas mergers, net of cash acquired, was $852.3 million. Cash outlays associated with capital expansion projects decreased $10.1 million due to major development projects that were completed in 2014.

Cash Flow from Financing Activities

Three Months Ended March 31,
2015	2014	2015 vs. 2014
(In millions)

$718.6	$(98.8)	$817.48

The increase in net cash provided by financing activities for 2015 compared to 2014 was primarily due to the Atlas merger including the issuance of senior notes ($1.1 billion) and net borrowings under our debt facilities ($800.0 million) and payments to settle the tender for APL’s senior notes ($1,168.8 million). Distributions to owners increased in 2015 ($21.6 million).

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Notes 10 and 11 of the “Consolidated Financial Statements” included in this Quarterly Report.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.3375 per common unit per quarter ($1.35 per common unit on an annualized basis). As of March 31, 2015, such annual minimum amount would have been approximately $249.1 million. In every quarter since the fourth quarter of 2007, we have paid quarterly distributions greater than the minimum quarterly distribution rate. The quarterly distribution per limited partner unit to be paid in May 2015 for the first quarter of 2015 is $ 0.81000 per limited partner unit.

As part of the Atlas mergers, the Partnership Agreement was amended to reduce distributions for the incentive distribution rights by $9.375 million for each quarter this year with such reduced amounts to be distributed to our common unitholders. The following table details the distributions declared and/or paid during the three months ended March 31, 2015:

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners Common	General Partner				Distributions per Limited Partner Unit
			Incentive Distribution Rights		2%	Total

		(In millions, except per unit amounts)

March 31, 2015	May 15, 2015	$148.3	$41.7	(1)	$3.9	$193.9	$0.8200
December 31, 2014	February 13, 2015	$96.3	$38.4		$2.7	$137.4	$0.8100

(1)
Pursuant to the IDR Giveback Amendment in conjunction with the Atlas mergers, IDR’s of $9,375 million were allocated to common unitholders in the first quarter of 2015. The IDR Giveback Amendment covers sixteen quarters following the February 27, 2015 Atlas mergers and will result in reallocation of IDR payments to common unitholders at the following amounts - $9.375 million per quarter for 2015, $6.25 million per quarter for 2016, $2.5 million per quarter for 2017 and $1.25 million per quarter for 2018.

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

	Three Months Ended March 31,
	2015	2014

Capital expenditures :	(In millions)
Consideration for business acquisitions	$5,047.8	$-
Non-cash consideration APL merger	(2,583.1)	-
Non-cash Targa contribution, Special General Partner interest (1)	(1,612.4)	-
Cash consideration for business acquisitions, net of cash acquired	852.3	-
Expansion	137.0	161.7
Maintenance	20.3	13.7
	1,009.6	175.4
Transfers from materials and supplies inventory to property, plant and equipment	(0.6)	(0.4)
Decrease in capital project payables and accruals	31.0	22.7
Cash outlays for acquisitions and capital projects	1,040.0	197.7
Targa cash consideration, ATLS merger	745.6	-
	$1,785.6	$197.7

(1)	Represents special general partnership interest and non-cash value of consideration (see Note 4 of the “Consolidated Financial Statements”).

We estimate that our total growth capital expenditures for 2015 will be approximately $700.0 million to $900.0 million on a gross basis, and maintenance capital expenditures net to our interest will be approximately $110 million. We expect the general trend in maintenance capital expenditures to be flat. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We expect to fund future capital expenditures with funds generated from our operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt securities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. We have updated our accounting policies during the three months ended March 31, 2015 to include our accounting policy for goodwill related to the Atlas mergers.

Goodwill results when the cost of an acquisition exceeds the fair value of the net identifiable assets of the acquired business. Goodwill is not amortized, but is assessed at least annually to determine whether its carrying value has been impaired. Impairment testing for goodwill is done at the reporting unit level. Based on our analysis of the acquired assets and liabilities and the preliminary data provided by our valuation consultants, we have recorded goodwill in connection with the Atlas mergers on February 27, 2015. The provisional value may be adjusted pending receipt of the final valuation. We are evaluating the allocation of goodwill to the reporting unit level. We will evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Off-Balance Sheet Arrangements

As of March 31, 2015, there were $16.8 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety, and (iii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Contractual Obligations

As of March 31, 2015, there have been no significant changes in the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, except as noted below which were obligations of former APL entities.

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)

Throughput Agreements	$184.1	$13.4	$47.7	$38.7	$84.3
Purchase commitments	82.8	82.8	-	-	-
	$266.9	$96.2	$47.7	$38.7	$84.3

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity price. In an effort to reduce the variability of our cash flows, as of March 31, 2015, we have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations, as well as in the LOU portion of the Coastal Gathering and Processing Operations, that result from percent-of-proceeds processing arrangements by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, in which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

When entering into new hedges, we intend to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon our expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The natural gas and NGL hedges’ fair values are based on published index prices for delivery at various locations, and we seek to closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

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

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the quarters ended March 31, 2015 and 2014 our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $21.7 million and ($6.1) million.

Our risk management position has moved from a net asset position of $55.0 million at December 31, 2014 to a net asset position of $174.8 million at March 31, 2015. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position. We account for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

As of March 31, 2015, we had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2015	2016	2017	Fair Value
						(In millions)
Swap	IF-WAHA	4.05	36,236	-	-	$14.2
Swap	IF-WAHA	3.94	-	19,436	-	6.6
Swap	IF-WAHA	3.69	-	-	5,000	0.7
Total Swaps			36,236	19,436	5,000

Swap	IF-PB	4.01	14,576	-	-	5.8
Swap	IF-PB	3.99	-	7,608	-	3.0
Swap	IF-PB		-	-	-	-
Total Swaps			14,576	7,608	-

Swap	IF-NGPL MC	3.84	4,739	-	-	1.7
Swap	IF-NGPL MC	3.93	-	3,456	-	1.4
Swap	IF-NGPL MC		-	-	-	-
Total Swaps			4,739	3,456	-

Swap	NG-NYMEX	4.12	69,888	-	-	25.6
Swap	NG-NYMEX	4.15	-	37,705	-	14.1
Swap	NG-NYMEX	4.11	-	-	18,082	4.7
Total Swaps			69,888	37,705	18,082

Total			125,439	68,205	23,082
						$77.8

NGL
Instrument		Price		Bbl/d
Type	Index	$/Gal		2015	2016	2017	Fair Value
							(In millions)
Swap	C3 OPIS-MB	1.02		5,066	-	-	$28.3
Swap	C3 OPIS-MB	1.03		-	2,254	-	16.3
Swap	C3 OPIS-MB	1.04		-	-	658	4.6
Total Swaps				5,066	2,254	658

Swap	C5 OPIS-MB	2.01		862	-	-	8.8

Put Option	C3 OPIS-MB	0.8825		109	-	-	0.4
		Put Price	Call Price
Collar	C2 OPIS-MB	0.170	0.190	410	-	-	-
Collar	C2 OPIS-MB	0.200	0.235	-	410	-	-
Collar	C2 OPIS-MB	0.240	0.290	-	-	410	0.1
				410	410	410
		Put Price	Call Price
Collar	C3 OPIS-MB	0.55000	0.66750	380	-	-	0.2
Collar	C3 OPIS-MB	0.56000	0.68000	-	380	-	0.2
Collar	C3 OPIS-MB	0.57000	0.68625	-	-	380	0.2
				380	380	380

				6,827	3,044	1,448
							$59.1

Condensate
Instrument		Price		Bbl/d
Type	Index	$/Bbl		2015	2016	2017	Fair Value
							(In millions)
Swap	NY-WTI	83.16		1,991	-	-	$16.9
Swap	NY-WTI	81.13		-	1,082	-	9.0
Swap	NY-WTI	79.70		-	-	500	3.3
Total Swaps				1,991	1,082	500

		Put Price	Call Price
Collar	NY-WTI	48.00	64.40	380	-	-	0.2
Collar	NY-WTI	55.00	66.65	-	380	-	0.3
Collar	NY-WTI	57.00	69.35	-	-	380	0.2
				380	380	380
				2,371	1,462	880
							$29.9

As of March 31, 2015, we had the following derivative instruments that are not designated as hedges and are marked-to-market.

Natural Gas
Instrument		Price	MMBtu/d(1)	Fair Value
Type	Index	$/MMBtu	2015	(In millions)
Basis Swap	various	(0.5550)	23,782	$(0.1)

Condensate
Instrument		Price	Bbl/d	Fair Value
Type	Index	$/Bbl	2015	(In millions)
Put Option	NY-WTI	88.74	818	$8.1
_________
(1)	Represents short-term hedges that expire in the first quarter of 2015.

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

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option-pricing model for options based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 to the “Consolidated Financial Statements” beginning on Page F-1 of this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of March 31, 2015, we do not have any interest rate hedges. However, we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of March 31, 2015, we had $1,037.9 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable debt would impact our annual interest expense by $10.4 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $2.4 million as of March 31, 2015. The range of losses attributable to our individual counterparties would be between less than $0.1 million and $73.8 million, depending on the counterparty in default.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met.

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable, annual operating income would decrease by $6.8 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On February 27, 2015, we completed our acquisition of APL and ATLS. Except for these acquisitions, which we excluded from our assessment of the effectiveness of our internal controls over financial reporting for the first quarter of 2015, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 16 –Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” in our 2014 Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity by Targa Resources Partners LP or Affiliated Purchasers

Period	Total number of units withheld (1)	Average price per share	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
March 1, 2015 - March 31, 2015	12,785	43.25	-	-
______
(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on the equity-settled performance units.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Partnership Tax Matters

On May 19, 2014, Targa Resources GP LLC (“Targa”) received a Notice of Beginning of Administrative Proceeding (“NBAP”) relating to the Internal Revenue Service’s (“IRS”) audit of TRP’s 2011 Form 1065 federal tax return.  Under IRS regulations, Targa was required to communicate the NBAP to all limited partners who hold less than 1% of our outstanding units (“Non-Notice Partners”) within 75 days of receipt of the NBAP.  To provide the NBAP to its Non-Notice Partners, Targa has posted the NBAP on its website under Tax Matters.

On April 9, 2015, Targa received a No Adjustments Letter relating to the IRS audit of TRP’s 2011 Form 1065 federal tax return.  There were no adjustments proposed by the IRS for TRP’s 2011 Form 1065 federal tax return.

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

3.6
Amendment No. 3, dated February 27, 2015, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed March 4, 2014 (File No. 001-33303)).

3.7
Amendment No. 4, dated February 27, 2015, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed March 4, 2014 (File No. 001-33303)).

3.8
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

4.2
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

10.2
First Amendment, Waiver and Incremental Commitment Agreement, dated as of February 23, 2015, to the Second Amended and Restated Credit Agreement, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 26, 2015 (File No. 001-33303)).

10.3+
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

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: May 6, 2015	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)