Form 10-Q
period 2016-06-30
Targa Resources Partners LP
filed 2016-08-03
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, there were 236,595,048 common units representing limited partner interests and 4,828,469 general partner units outstanding. As of July 29, 2016, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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
•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation services and markets;

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
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Quarterly Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Btu	British thermal units, a measure of heating value
Bcf	Billion cubic feet
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl MMgal	Thousand barrels Million U.S. gallons
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
LIBOR	London Interbank Offered Rate
GAAP	Accounting principles generally accepted in the United States of America
NYSE	New York Stock Exchange

Price Index Definitions
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
			2016	2015
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$158.5	$135.4
Trade receivables, net of allowances of $0.1 million as of June 30, 2016 and $0.1 million as of December 31, 2015			489.0	514.8
Inventories			111.0	141.0
Assets from risk management activities			41.4	92.2
Other current assets			13.5	10.0
Total current assets			813.4	893.4
Property, plant and equipment			12,222.6	11,928.2
Accumulated depreciation			(2,520.2)	(2,225.6)
Property, plant and equipment, net			9,702.4	9,702.6
Intangible assets, net			1,726.0	1,810.1
Goodwill, net			393.0	417.0
Long-term assets from risk management activities			13.6	34.9
Investments in unconsolidated affiliates			250.2	258.9
Other long-term assets			8.2	9.9
Total assets			$12,906.8	$13,126.8

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$645.4	$635.8
Accounts payable to Targa Resources Corp.			27.9	30.1
Liabilities from risk management activities			14.9	5.2
Accounts receivable securitization facility			225.0	219.3
Total current liabilities			913.2	890.4
Long-term debt			4,349.8	5,125.7
Long-term liabilities from risk management activities			19.7	2.4
Deferred income taxes, net			26.1	27.2
Other long-term liabilities			155.4	178.2

Contingencies (see Note 15)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
June 30, 2016	5,000,000	5,000,000
December 31, 2015	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,161.3	4,550.4
June 30, 2016	236,595,048	236,595,048
December 31, 2015	185,083,420	184,870,693
General partner			1,728.1	1,735.3
June 30, 2016	4,828,469	4,828,469
December 31, 2015	3,772,871	3,772,871
Accumulated other comprehensive income (loss)			(9.1)	86.8
Treasury units at cost (0 units and 212,727 units as of June 30, 2016 and December 31, 2015)			-	(10.3)
			7,000.9	6,482.8
Noncontrolling interests in subsidiaries			441.7	420.1
Total owners' equity			7,442.6	6,902.9
Total liabilities and owners' equity			$12,906.8	$13,126.8

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions, except per unit amounts)
Revenues:
Sales of commodities	$1,312.9	$1,396.1	$2,484.0	$2,798.3
Fees from midstream services	270.7	303.3	542.0	580.8
Total revenues	1,583.6	1,699.4	3,026.0	3,379.1
Costs and expenses:
Product purchases	1,145.2	1,228.1	2,156.2	2,486.6
Operating expenses	138.9	145.8	270.9	266.9
Depreciation and amortization expenses	186.1	163.9	379.6	282.5
General and administrative expenses	44.9	46.8	88.3	87.1
Goodwill impairment	—	—	24.0	—
Other operating (income) expense	0.1	—	1.1	0.5
Income from operations	68.4	114.8	105.9	255.5
Other income (expense):
Interest expense, net	(66.4)	(59.7)	(113.3)	(109.7)
Equity earnings (loss)	(4.4)	(1.5)	(9.2)	0.5
Gain (loss) from financing activities	(3.3)	—	21.4	—
Other	(0.1)	(0.6)	(0.2)	(14.4)
Income (loss) before income taxes	(5.8)	53.0	4.6	131.9
Income tax (expense) benefit	0.9	0.3	1.1	(0.8)
Net income (loss)	(4.9)	53.3	5.7	131.1
Less: Net income attributable to noncontrolling interests	5.8	7.5	8.8	12.5
Net income (loss) attributable to Targa Resources Partners LP	$(10.7)	$45.8	$(3.1)	$118.6

Net income attributable to preferred limited partners	$2.8	$—	$5.6	$—
Net income attributable to general partner	24.4	44.6	39.2	87.1
Net income (loss) attributable to common limited partners	(37.9)	1.2	(47.9)	31.5
Net income (loss) attributable to Targa Resources Partners LP	$(10.7)	$45.8	$(3.1)	$118.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions)

Net income	$(4.9)	$53.3	$5.7	$131.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(60.2)	(3.6)	(53.5)	27.0
Settlements reclassified to revenues	(18.3)	(21.4)	(42.4)	(34.9)
Other comprehensive income (loss)	(78.5)	(25.0)	(95.9)	(7.9)
Comprehensive income (loss)	(83.4)	28.3	(90.2)	123.2
Less: Comprehensive income attributable to noncontrolling interests	5.8	7.5	8.8	12.5
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(89.2)	$20.8	$(99.0)	$110.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

								Accumulated
	Limited		Limited		General		Receivables	Other	Treasury		Non-
	Partner		Partner		Partner		From Unit	Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Issuances	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$—	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	51,695	956.5	1,055	19.5	—	—	—	—	—	976.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6.3)	(6.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	19.1	19.1
Other comprehensive income (loss)	—	—	—	—	—	—	—	(95.9)	—	—	—	(95.9)
Net income (loss)	—	5.6	—	(47.9)	—	39.2	—	—	—	—	8.8	5.7
Distributions	—	(5.6)	—	(289.5)	—	(65.7)	—	—	—	—	—	(360.8)
Balance June 30, 2016	5,000	$120.6	236,595	$5,161.3	4,828	$1,728.1	$—	$(9.1)	—	$—	$441.7	$7,442.6

Balance December 31, 2014	—	$—	118,586	$2,384.1	2,420	$78.6	$(1.0)	$60.3	67	$(4.8)	$171.2	$2,688.4
Compensation on equity grants	—	—	—	8.9	—	—	—	—	—	—	—	8.9
Distribution equivalent rights	—	—	—	(0.7)	—	—	—	—	—	—	—	(0.7)
Issuance of common units under compensation program	—	—	134	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(50)	—	—	—	—	—	50	(2.1)	—	(2.1)
Equity offerings	—	—	6,814	293.4	—	—	—	—	—	—	—	293.4
Contributions from Targa Resources Corp.	—	—	—	—	1,337	58.6	0.1	—	—	—	—	58.7
Acquisition of APL	—	—	58,614	2,583.1	—	—	—	—	—	—	113.4	2,696.5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5.9	5.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5.6)	(5.6)
Targa contribution - Special General Partner Interest	—	—	—	—	—	1,612.4	—	—	—	—	—	1,612.4
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7.9)	—	—	—	(7.9)
Net income	—	—	—	31.5	—	87.1	—	—	—	—	12.5	131.1
Distributions	—	—	—	(245.0)	—	(86.7)	—	—	—	—	—	(331.7)
Balance June 30, 2015	—	$—	184,098	$5,055.3	3,757	$1,750.0	$(0.9)	$52.4	117	$(6.9)	$297.4	$7,147.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$5.7	$131.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	6.6	6.0
Compensation on equity grants	2.2	8.9
Depreciation and amortization expense	379.6	282.5
Goodwill impairment	24.0	—
Accretion of asset retirement obligations	2.3	2.6
Change in redemption value of mandatorily redeemable preferred interest	(14.6)	—
Deferred income tax expense (benefit)	(1.1)	0.3
Equity (earnings) loss of unconsolidated affiliates	9.2	(0.5)
Distributions of earnings received from unconsolidated affiliates	—	6.9
Risk management activities	3.2	31.5
(Gain) loss on sale or disposition of assets	0.9	(0.2)
(Gain) loss from financing activities	(21.4)	-
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	29.8	146.5
Inventories	12.4	57.5
Accounts payable and other liabilities	23.0	(150.8)
Net cash provided by operating activities	461.8	522.3
Cash flows from investing activities
Outlays for property, plant and equipment	(307.7)	(436.2)
Outlays for business acquisition, net of cash acquired	—	(828.7)
Return of capital from unconsolidated affiliates	3.9	0.1
Other, net	(1.4)	(1.3)
Net cash used in investing activities	(305.2)	(1,266.1)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	835.0	1,343.0
Repayments of credit facility	(1,060.0)	(465.0)
Proceeds from accounts receivable securitization facility	121.4	253.4
Repayments of accounts receivable securitization facility	(115.7)	(312.0)
Proceeds from issuance of senior notes	—	1,100.0
Open market purchases of senior notes	(534.3)	—
Redemption of APL senior notes	—	(1,168.8)
Costs incurred in connection with financing arrangements	(7.5)	(14.6)
Proceeds from sale of common and preferred units	—	295.8
Repurchase of common units under compensation plans	(0.1)	(2.1)
Contributions from General Partner	19.5	58.7
Contributions from TRC	956.5	—
Contributions from noncontrolling interests	19.1	5.9
Distributions to unitholders	(360.8)	(331.2)
Payments of distribution equivalent rights	(0.3)	(0.5)
Distributions to noncontrolling interests	(6.3)	(5.6)
Net cash provided by (used in) financing activities	(133.5)	757.0
Net change in cash and cash equivalents	23.1	13.2
Cash and cash equivalents, beginning of period	135.4	72.3
Cash and cash equivalents, end of period	$158.5	$85.5

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

The company is engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing and terminaling crude oil; and
•	storing, terminaling and selling refined petroleum products.

Areas of gathering and processing operations include the Permian Basin in West Texas and Southeast New Mexico; the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico. The company’s logistics and marketing assets are predominately located in Mont Belvieu and Galena Park, TX, Lake Charles, LA, and Tacoma, WA. See Note 17 – Segment Information for certain financial information for our business segments.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2016 and 2015, include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Revisions of Previously Reported Activity in our Consolidated Statements of Comprehensive Income (Loss)

During the first quarter of 2016 we concluded that activity related to our commodity hedge contracts was not reported properly in our Consolidated Statements of Comprehensive Income (Loss) during 2015.  The errors resulted in misstatements of the statement caption “Change in fair value” and equal offsetting misstatements of the caption “Settlements reclassified to revenues.”  Related income tax effects were also misstated.

We concluded that these misstatements were not material to any of the periods affected, as reported “Total Other Comprehensive Income” is unchanged.  However, we have revised previous Consolidated Statements of Comprehensive Income (Loss) reported during 2015 to properly reflect changes in fair value and settlements reclassified to revenues. There is no impact on previously reported net income, total comprehensive income, cash flows, financial position or other profitability measures.

The following table displays the impact of these revisions to activity reported in our Consolidated Statements of Comprehensive Income (Loss) during 2015.

	Three Months Ended
	June 30, 2015	June 30, 2015	September 30, 2015	September 30, 2015
	As Reported	As Corrected	As Reported	As Corrected
Commodity hedging contracts:
Change in fair value	$(8.7)	$(3.6)	$42.9	$50.7
Settlements reclassified to revenues	(16.3)	(21.4)	(16.7)	(24.5)
Other comprehensive income (loss)	$(25.0)	$(25.0)	$26.2	$26.2

	Six Months Ended		Nine Months Ended		Year Ended
	June 30, 2015	June 30, 2015	September 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected
Commodity hedging contracts:
Change in fair value	$16.5	$27.0	$59.4	$77.6	$81.2	$112.7
Settlements reclassified to revenues	(24.4)	(34.9)	(41.1)	(59.3)	(54.8)	(86.3)
Other comprehensive income (loss)	$(7.9)	$(7.9)	$18.3	$18.3	$26.4	$26.4

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our policies during the six months ended June 30, 2016, except as noted below.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These amendments address certain implementation issues related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, and also provide additional practical expedients.

We expect to adopt these updates in their entirety on January 1, 2018, and are continuing to evaluate the impact on our revenue recognition practices.

Consolidation

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $38.3 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of June 30, 2016 has $31.1 million in unamortized debt issuance costs classified in Long-term debt.

Leases

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

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update provide, among other things, that (1) all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement with the tax effects of exercised or vested awards treated as discrete items in the reporting period in which they occur and recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (4) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. We adopted the applicable amendments in the second quarter of 2016; however there was no impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These amendments change the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments in this update affect investments in loans, investments in debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt this guidance on January 1, 2019, and are continuing to evaluate the impact on our measurement of credit losses.

Note 4 –Business Acquisitions

2015 Acquisition

Atlas Mergers

On February 27, 2015, Targa completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 13, 2014 (the “ATLS Merger Agreement”), by and among (i) Targa, Targa GP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Targa (“GP Merger Sub”), Atlas Energy L.P., a Delaware limited partnership (“ATLS”) and Atlas Energy GP, LLC, a Delaware limited liability company and the general partner of ATLS (“ATLS GP”), and (ii) Targa and the Partnership completed the transactions contemplated by the Agreement and Plan of Merger (the “APL Merger Agreement” and, together with the ATLS Merger Agreement, the “Atlas Merger Agreements”) by and among Targa, the Partnership, the Partnership’s general partner, Trident MLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of the Partnership (“MLP Merger Sub”), ATLS, Atlas Pipeline Partners L.P., a Delaware limited partnership (“APL”) and Atlas Pipeline

Partners GP, LLC, a Delaware limited liability company and the general partner of APL (“APL GP”). Pursuant to the terms and conditions set forth in the ATLS Merger Agreement, GP Merger Sub merged (the “ATLS merger”) with and into ATLS, with ATLS continuing as the surviving entity and as a subsidiary of Targa. Pursuant to the terms and conditions set forth in the APL Merger Agreement, MLP Merger Sub merged (the “APL merger” and, together with the ATLS merger, the “Atlas mergers”) with and into APL, with APL continuing as the surviving entity and as a subsidiary of the Partnership. While the Atlas mergers were two separate legal transactions, for GAAP reporting purposes, they are viewed as a single integrated transaction. As such, the financial effects of the ATLS Merger Consideration (as defined below) paid by Targa have been reflected in these financial statements. In connection with the Atlas mergers, APL changed its name to “Targa Pipeline Partners LP,” which we refer to as TPL, and ATLS changed its name to “Targa Energy LP.”

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

On February 27, 2015, the Partnership Agreement was amended to provide for the issuance of a special general partner interest in the Partnership (the “Special GP Interest”) representing the contribution to the Partnership of the APL GP interest acquired in the ATLS merger totaling $1.6 billion, which is reflected within General partner equity on the Consolidated Balance Sheets. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP and the right to distributions in liquidation.

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

The acquired business contributed revenues of $616.8 million and net income of $17.8 million to us for the period from February 27, 2015 to June 30, 2015, and is reported in our Gathering and Processing segment. As of June 30, 2015, we had incurred $18.7 million of acquisition-related costs. These expenses are included in other expense in our Consolidated Statements of Operations for the six months ended June 30, 2015. As of June 30, 2016, cumulative acquisition-related costs totaled $19.4 million.

Pro Forma Impact of Atlas Mergers on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the six months ended June 30, 2015 assumes that our acquisition of APL and Targa’s acquisition of ATLS had occurred as of January 1, 2014. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the APL merger as of January 1, 2014, or that the results that will be attained in the future. Amounts presented below are in millions:

June 30, 2015
Pro Forma
Revenues	$3,667.8
Net income	127.7

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making adjustments to:

•	Reflect the change in amortization expense resulting from the difference between the historical balances of APL’s intangible assets, net, and the fair value of intangible assets acquired.
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

•	Exclude $18.7 million of acquisition-related costs incurred as of June 30, 2015 from pro forma net income for the six months ended June 30, 2015.
•	Reflect the change in APL’s revenues and product purchases to report plant sales of Y-grade at contractual net values to conform to our accounting policy.

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

Our final fair value determination related to the Atlas mergers was as follows:

Fair value determination:	February 27, 2015
Trade and other current receivables, net	$181.1
Other current assets	24.4
Assets from risk management activities	102.1
Property, plant and equipment	4,616.9
Investments in unconsolidated affiliates	214.5
Intangible assets	1,354.9
Other long-term assets	5.5
Current liabilities	(258.8)
Long-term debt	(1,573.3)
Deferred income tax liabilities, net	(13.6)
Other long-term liabilities	(119.1)
Total identifiable net assets	4,534.6
Noncontrolling interest in subsidiaries	(216.9)
Current liabilities retained by Targa	(0.5)
Goodwill	707.0
Total fair value of consideration transferred	$5,024.2

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

The excess of the purchase price over the fair value of net assets acquired was approximately $707.0 million which was recorded as goodwill. The determination of goodwill is attributable to the workforce of the acquired business and the expected synergies with us and Targa. The goodwill is amortizable for tax purposes.

The fair value of assets acquired included trade receivables of $178.1 million. The gross amount due under contracts was $178.1 million, all of which was expected to be collectible. The fair value of assets acquired included other receivables of $3.0 million reported in current receivables and $4.5 million reported in other long-term assets related to a contractual settlement with a counterparty.

Mandatorily Redeemable Preferred Interests

Other long-term liabilities acquired included $109.3 million related to mandatorily redeemable preferred interests held by our partner in two joint ventures (see Note 10 – Other Long-Term Liabilities).

Contingent Consideration

A liability arising from the contingent consideration for APL’s previous acquisition of a gas gathering system and related assets has been recognized at fair value. APL agreed to pay up to an additional $6.0 million if certain volumes are achieved on the acquired gathering system within a specified time period. The fair value of the remaining contingent payment is recorded within other long term liabilities on our Consolidated Balance Sheets. The range of the undiscounted amount that we could pay related to the remaining contingent payment is between $0.0 and $6.0 million. We finalized our acquisition analysis and modeling of this contingent liability during the three months ended June 30, 2015, which resulted in an acquisition date fair value of $4.2 million. Subsequent changes in the fair value of this liability are included in earnings.

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

Each replacement phantom unit will entitle the grantee to common stock of TRC on the vesting date and is an equity-settled award. The replacement phantom units include distribution equivalent rights (“DERs”). When we declare and pay cash distributions, the holders of replacement phantom units will be entitled within 60 days to receive cash payment of DERs in an amount equal to the cash distributions the holders would have received if they were the holders of record on the record date of the number of our common units related to the replacement phantom units.

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

During the first quarter of 2016, we finalized our evaluation of goodwill for impairment and recorded additional impairment expense of $24.0 million in our Consolidated Statement of Operations and reduced the carrying value of goodwill to $393.0 million on our Consolidated Balance Sheets. The impairment of goodwill is primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas. Our evaluation as of November 30, 2015 utilized the income approach (a discounted cash flow analysis (“DCF”)) to estimate the fair values of our reporting units. The future cash flows for our reporting units are based on our estimates, at that time, of future revenues, income from operations and other factors, such as working capital and capital expenditures. We take into account current and expected industry and market conditions, commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis are based on a weighted average cost of capital determined from relevant market comparisons.

Changes in the gross amounts of our goodwill and impairment loss are as follows:

	WestTX	SouthTX	SouthOK	Total
Beginning of period January 1, 2015	$—	$—	$—	$—
Acquisition February 27, 2015	364.5	160.3	182.2	707.0
Provisional Impairment	(37.6)	(70.2)	(182.2)	(290.0)
Goodwill December 31, 2015	326.9	90.1	—	417.0
Additional Impairment	(14.4)	(9.6)	—	(24.0)
Goodwill June 30, 2016	$312.5	$80.5	$—	$393.0

The sustained decrease and uncertain outlook in commodity prices and volumes have adversely impacted our customers and their future capital and operating plans. A continued or prolonged period of lower commodity prices could result in further deterioration of reporting unit fair values and potential further impairment charges related to goodwill and property, plant and equipment. There were no impairment triggers identified or further impairment charges recognized in the second quarter of 2016.

Note 5 — Inventories

	June 30, 2016	December 31, 2015
Commodities	$99.1	$128.3
Materials and supplies	11.9	12.7
	$111.0	$141.0

Note 6 — Property, Plant and Equipment and Intangible Assets

	June 30, 2016	December 31, 2015	Estimated Useful Lives (In Years)
Gathering systems	$6,416.5	$6,304.5	5 to 20
Processing and fractionation facilities	3,282.7	2,988.5	5 to 25
Terminaling and storage facilities	1,186.4	1,115.0	5 to 25
Transportation assets	454.7	454.0	10 to 25
Other property, plant and equipment	229.3	220.9	3 to 25
Land	120.5	108.8	—
Construction in progress	532.5	736.5	—
Property, plant and equipment	12,222.6	11,928.2
Accumulated depreciation	(2,520.2)	(2,225.6)
Property, plant and equipment, net	$9,702.4	$9,702.6

Intangible assets	$2,036.6	$2,036.6	20
Accumulated amortization	(310.6)	(226.5)
Intangible assets, net	$1,726.0	$1,810.1

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

	June 30, 2016	December 31, 2015
Beginning of period	$1,810.1	$591.9
Additions from acquisition	—	1,354.9
Amortization	(84.1)	(136.7)
Intangible assets, net	$1,726.0	$1,810.1

Note 7 — Investments in Unconsolidated Affiliates

Our unconsolidated investments consist of a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”) and three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: 75% interest in T2 LaSalle; 50% interest in T2 Eagle Ford; and 50% interest in T2 EF Cogen (together the “T2 Joint Ventures”).  The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 Joint Ventures have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures. The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the T2 Joint Ventures includes our equity investment, any additional capital contribution commitments, and our share of any operating expenses incurred by the T2 Joint Ventures.

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
December 31, 2015	$49.5	$63.6	$123.8	$22.0	$258.9
Equity earnings (loss)	(0.6)	(2.8)	(4.1)	(1.7)	(9.2)
Cash distributions (1)	(3.5)	—	—	(0.4)	(3.9)
Cash calls for expansion projects	—	—	4.4	—	4.4
June 30, 2016	$45.4	$60.8	$124.1	$19.9	$250.2

(1)

Includes $3.9 million in distributions received from GCF and the T2 Joint Ventures in excess of our share of cumulative earnings for the six months ended June 30, 2016. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

The recorded value of the T2 Joint Ventures is based on fair values at the date of acquisition which results in an excess fair value of $39.8 million over the book value of the joint venture capital accounts as of June 30, 2016. This basis difference is attributable to depreciable tangible assets and is being amortized over the estimated useful lives of the underlying assets of 20 years on a straight-line basis and is included as a component of equity earnings. See Note 4 – Business Acquisitions for further information regarding the fair value determinations related to the Atlas mergers.

Note 8 — Accounts Payable and Accrued Liabilities

	June 30, 2016	December 31, 2015
Commodities	$439.5	$385.3
Other goods and services	87.9	141.3
Interest	69.4	80.3
Compensation and benefits	—	0.4
Income and other taxes	32.1	10.4
Other	16.5	18.1
	$645.4	$635.8

Accounts payable and accrued liabilities includes $17.3 million and $34.0 million of liabilities to creditors to whom we have issued checks that remain outstanding as of June 30, 2016 and December 31, 2015.

Note 9 — Debt Obligations

	June 30, 2016	December 31, 2015

Current:
Accounts receivable securitization facility, due December 2016	$225.0	$219.3

Long-term:
Senior secured revolving credit facility, variable rate, due October 2017 (1)	55.0	280.0
Senior unsecured notes:
5% fixed rate, due January 2018	733.6	1,100.0
4⅛% fixed rate, due November 2019	749.4	800.0
6⅝% fixed rate, due October 2020 (2)	309.9	342.1
Unamortized premium	4.1	5.0
6⅞% fixed rate, due February 2021	478.6	483.6
Unamortized discount	(20.2)	(22.1)
6⅜% fixed rate, due August 2022	278.7	300.0
5¼% fixed rate, due May 2023	559.6	583.7
4¼% fixed rate, due November 2023	583.9	623.5
6¾% fixed rate, due March 2024	580.1	600.0
APL notes, 6⅝% fixed rate, due October 2020 (2)(3)	12.9	12.9
Unamortized premium	0.2	0.2
APL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
APL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.5	0.5
	4,380.9	5,164.0
Debt issuance costs	(31.1)	(38.3)
Total long-term debt	4,349.8	5,125.7
Total debt	$4,574.8	$5,345.0
Irrevocable standby letters of credit outstanding	$13.3	$12.9

(1)	As of June 30, 2016, availability under our $1.6 billion senior secured revolving credit facility was $1,531.7 million.
(2)	In May 2015, we exchanged the TRP 6⅝% Senior Notes with the same economic terms to the holders of the 2020 6⅝% Notes that validly tendered such notes for exchange to us.
(3)	APL debt is not guaranteed by the Partnership.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2016:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Senior secured revolving credit facility	2.4% - 4.8%	2.6%
Accounts receivable securitization facility	1.2%	1.2%

Compliance with Debt Covenants

As of June 30, 2016, we were in compliance with the covenants contained in our various debt agreements.

Debt Repurchases

During the six months ended June 30, 2016, we repurchased on the open market a portion of our outstanding Senior Notes as follows:

Debt Repurchased	Book Value	Payment	Gain/(Loss)	Write-off of Debt Issuance Costs	Net Gain (Loss)
5¼% Senior Notes	24.1	(20.1)	4.0	(0.2)	3.8
4¼% Senior Notes	39.5	(31.8)	7.7	(0.3)	7.4
6⅞% Senior Notes	4.8	(4.3)	0.5	(0.1)	0.4
6⅝% Senior Notes	32.6	(29.5)	3.1	-	3.1
6⅜% Senior Notes	21.3	(18.7)	2.6	(0.2)	2.4
6¾% Senior Notes	19.9	(17.5)	2.4	(0.2)	2.2
5% Senior Notes	366.4	(368.2)	(1.8)	(2.1)	(3.9)
4⅛% Senior Notes	50.6	(44.2)	6.4	(0.4)	6.0
	$559.2	$(534.3)	$24.9	$(3.5)	$21.4

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to 2016 debt repurchases:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Partnership Senior Unsecured Debt:
Debt obligations (1)	$4,341.3	$-	$733.6	$1,550.8	$2,056.9
Interest on debt obligations (2)	1,223.5	239.3	419.2	317.4	247.6
	$5,564.8	$239.3	$1,152.8	$1,868.2	$2,304.5

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing June 30, 2016 rates for floating debt.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	June 30, 2016	December 31, 2015
Asset retirement obligations	$63.1	$69.9
Mandatorily redeemable preferred interests	68.3	82.9
Deferred revenue and other	24.0	25.4
Total long-term liabilities	$155.4	$178.2

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our ARO are as follows:

December 31, 2015	$69.9
Change in cash flow estimate	(9.1)
Accretion expense	2.3
June 30, 2016	$63.1

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required at least until 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of June 30, 2016.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

December 31, 2015	$82.9
Change in estimated redemption value	(14.6)
June 30, 2016	$68.3

Note 11 — Partnership Units and Related Matters

TRC/TRP Merger

On February 17, 2016, TRC completed the TRC/TRP Merger, indirectly acquiring all of the outstanding common units not already owned by TRC and its subsidiaries. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

At the effective time of the TRC/TRP Merger, each outstanding TRP common unit not owned by TRC or its subsidiaries was converted into the right to receive 0.62 shares of TRC shares. No fractional TRC shares were issued in the TRC/TRP Merger, and TRP common unitholders, instead received cash in lieu of fractional TRC shares.

Pursuant to the TRC/TRP Merger Agreement, our common units were delisted from the NYSE and deregistered under the Exchange Act and our common units are no longer publicly traded. Our 5,000,000 preferred units remain outstanding as limited partner interests in us and continue to trade on the NYSE.

Preferred Units

Distributions on our 5,000,000 preferred units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our preferred units are payable out of amounts legally available at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on our preferred units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%.

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

We paid $5.6 million of distributions to preferred unitholders during the six months ended June 30, 2016. We have accrued distributions to our preferred unitholders of $0.9 million for the six months ended June 30, 2016.

Issuances of Common Units

During the six months ended June 30, 2016, Targa made capital contributions to us of $976.0 million. Related to these capital contributions, we issued to Targa 51,695,444 common units, and Targa issued general partner units of 1,055,008 to maintain its 2% general partner interest.

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

The conversion on February 17, 2016 of outstanding cash-settled performance units outstanding to cash-settled restricted stock units was considered modification of awards under ASC 718. The incremental change in fair value between the original grant date fair value and the fair value as of February 17, 2016 resulted in recognition of additional compensation costs during the first quarter of $4.8 million. The remaining compensation cost will be recognized in general and administrative expense over the remaining service period of each award.

Distributions

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as defined in the Partnership Agreement, and as determined by the general partner, to preferred unitholders monthly and to common unitholders of record within 45 days after the end of each quarter. As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. The following details the distributions declared or paid by the Partnership, net of IDR Giveback, for the six months ended June 30, 2016:

•	On February 9, 2016, total distributions declared for the three months ended December 31, 2015 of $200.4 million were paid, of which $61.4 million was paid to TRC.
•	On May 12, 2016, distributions declared for the three months ended March 31, 2016 of $154.8 million were paid to TRC.
•	On July 20, 2016, distributions of $178.9 million were declared for the three months ended June 30, 2016, which will be paid to TRC on August 11, 2016.

Subsequent Events

On July 15, 2016, we paid distributions to our preferred unitholders of $0.9 million.

On July 18, 2016, the board of directors of our general partner declared a monthly cash distribution of $0.1875 per preferred unit for July 2016. This distribution will be paid on August 15, 2016.

Note 12 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing segment and (ii) NGL and condensate equity volumes predominately in our Gathering and Processing segment that result from percent-of-proceeds processing arrangements. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $67.9 million and $15.1 million related to these novated contracts were received during the year ended December 31, 2015 and the six months ended June 30, 2016. These settlements were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, for the three and six months ended June 30, 2016, we recorded $0.3 million and $0.3 million of ineffectiveness gains related to otherwise qualifying APL derivatives, which are primarily natural gas swaps.

At June 30, 2016, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2016	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	130,587	70,282	47,200	8,083
Natural Gas	Basis Swaps	MMBtu/d	41,005	18,082	-	-
Natural Gas	Options	MMBtu/d	22,900	22,900	9,486	-
NGL	Swaps	Bbl/d	2,899	1,848	978	79
NGL	Futures	Bbl/d	4,750	3,145	-	-
NGL	Options	Bbl/d	920	1,468	1,676	-
Condensate	Swaps	Bbl/d	2,770	1,850	1,350	223
Condensate	Options	Bbl/d	790	790	101	-

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

		Fair Value as of June 30, 2016		Fair Value as of December 31, 2015
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$41.4	$14.8	$92.1	$2.1
	Long-term	13.6	19.7	34.9	2.4
Total derivatives designated as hedging instruments		$55.0	$34.5	$127.0	$4.5
Derivatives not designated as hedging instruments
Commodity contracts	Current	$—	$0.1	$0.1	$3.1
Total derivatives not designated as hedging instruments		$—	$0.1	$0.1	$3.1
Total current position		$41.4	$14.9	$92.2	$5.2
Total long-term position		13.6	19.7	34.9	2.4
Total derivatives		$55.0	$34.6	$127.1	$7.6

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro Forma Net Presentation
June 30, 2016	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$40.2	$14.1	$26.1	$-
Counterparties without offsetting positions - assets	1.2	-	1.2	-
Counterparties without offsetting positions - liabilities	-	0.8	-	0.8
	41.4	14.9	27.3	0.8
Long Term Position
Counterparties with offsetting positions	13.6	17.2	-	3.6
Counterparties without offsetting positions - assets	-	-	-	-
Counterparties without offsetting positions - liabilities	-	2.5	-	2.5
	13.6	19.7	-	6.1
Total Derivatives
Counterparties with offsetting positions	53.8	31.3	26.1	3.6
Counterparties without offsetting positions - assets	1.2	-	1.2	-
Counterparties without offsetting positions - liabilities	-	3.3	-	3.3
	$55.0	$34.6	$27.3	$6.9

	Gross Presentation		Pro Forma Net Presentation
December 31, 2015	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$86.9	$5.2	$81.7	$-
Counterparties without offsetting positions - assets	5.3	-	5.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	92.2	5.2	87.0	-
Long Term Position
Counterparties with offsetting positions	34.2	2.4	31.8	-
Counterparties without offsetting positions - assets	0.7	-	0.7	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	34.9	2.4	32.5	-
Total Derivatives
Counterparties with offsetting positions	121.1	7.6	113.5	-
Counterparties without offsetting positions - assets	6.0	-	6.0	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	$127.1	$7.6	$119.5	$-

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $20.4 million as of June 30, 2016. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are settled daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2016	2015	2016	2015
Commodity contracts	$(60.2)	$(3.6)	$(53.5)	$27.0

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$18.3	$21.4	$42.4	$34.9

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

		Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Income on Derivatives	2016	2015	2016	2015
Commodity contracts	Revenue	$(0.3)	$(4.0)	$1.6	$3.2

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings through the end of 2019 based on valuations as of the balance sheet date:

	June 30, 2016	December 31, 2015
Commodity hedges (1)	$(9.3)	$86.7

(1)	Includes deferred net gains of $1.3 million as of June 30, 2016 related to contracts that will be settled and reclassified to revenue over the next 12 months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2016, a net asset position of $20.4 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $18.2 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $56.9 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$55.0	$55.0	$—	$52.2	$2.8
Liabilities from commodity derivative contracts (1)	34.6	34.6	—	33.0	1.6
TPL contingent consideration (2)	3.0	3.0	—	—	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Senior secured revolving credit facility	55.0	55.0	—	55.0	—
Senior unsecured notes	4,325.9	4,277.7	—	4,277.7	—
Accounts receivable securitization facility	225.0	225.0	—	225.0	—

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$127.1	$127.1	$—	$123.1	$4.0
Liabilities from commodity derivative contracts (1)	7.6	7.6	—	7.3	0.3
TPL contingent consideration (2)	3.0	3.0	—	—	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	135.4	135.4	—	—	—
Senior secured revolving credit facility	280.0	280.0	—	280.0	—
Senior unsecured notes	4,884.0	4,192.0	—	4,192.0	—
Accounts receivable securitization facility	219.3	219.3	—	219.3	—

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

As of June 30, 2016, we had 20 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. These probability-based inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3.  Changes in the fair value of this liability are included in Other Income on the Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts Asset/(Liability)	Contingent Liability

Balance, December 31, 2015	$3.7	$3.0
New Level 3 instruments	1.1	-
Settlements included in revenues	(0.7)	-
Unrealized gain/(loss) included in OCI	(2.9)	-
Balance, June 30, 2016	$1.2	$3.0

For the six months ended June 30, 2016, we had no transfers of financial instruments out of Level 3 and into Level 2. Transfers relate to long-term over-the-counter swaps for natural gas and NGL products with deliveries for which observable market prices were available.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Targa billings of payroll and related costs included in operating expense	$42.2	$42.0	$82.5	$77.0
Targa allocation of general and administrative expense	37.6	40.6	77.6	79.0
Cash distributions to Targa based on IDR and unit ownership	154.8	59.0	216.2	110.4
Cash contributions from Targa for issuance of common units	171.5	—	956.5	—
Cash contributions from Targa to maintain its 2% general partner ownership	3.5	5.1	19.5	58.7

Note 15 - Contingencies

Legal Proceedings

Litigation related to TRC/TRP Merger

On December 16, 2015, two purported unitholders of TRP (the “State Court Plaintiffs”) filed a putative class action and derivative lawsuit challenging the TRC/TRP Merger against TRC, TRP (as a nominal defendant), TRP GP, the members of the board of the TRP GP (the “TRP GP Board”) and Merger Sub (collectively, the “State Court Defendants”). This lawsuit is styled Leslie Blumberg et al. v. TRC Resources Corp., et al., Cause No. 2015-75481, in the 234th Judicial District Court of Harris County, Texas (the “State Court Lawsuit”). The State Court Plaintiffs amended the State Court Lawsuit on July 26, 2016.

The State Court Plaintiffs allege several causes of action challenging the TRC/TRP Merger. Generally, the State Court Plaintiffs allege that (i) the members of the TRP GP Board breached express and/or implied duties under the TRP partnership agreement and (ii) TRC, TRP GP, and Merger Sub aided and abetted in these alleged breaches of duties. The State Court Plaintiffs further allege, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair, (e) the TRP GP Board had conflicts of interest due to TRC’s control of TRP GP, (f) the TRP GP Conflicts Committee’s financial advisor was conflicted and conducted flawed analyses, and (g) the joint proxy statement/prospectus filed in connection with the TRC/TRP Merger (the “Proxy”) failed to disclose allegedly material information concerning, among other things, (i) the TRC and TRP projections included in the Proxy, and (ii) the analyses conducted by the TRP GP Conflicts Committee’s financial advisor in connection with the TRC/TRP Merger.

Based on these allegations, the State Court Plaintiffs seek damages and attorneys’ fees.  On February 26 and 29, 2016, the State Court Defendants filed general denials and asserted affirmative defenses.

The State Court Defendants cannot predict the outcome of this or any other lawsuits that might be filed subsequent to the date of the filing of this report, nor can the State Court Defendants predict the amount of time and expense that will be required to resolve such litigation. The State Court Defendants believe the State Court Lawsuit is without merit and intend to defend vigorously against this lawsuit and any other actions that challenge the TRC/TRP Merger.

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

The Federal Court Plaintiffs alleged that (i) the Federal Court Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the TRP GP Board have violated Section 20(a) of the Exchange Act. The Federal Court Plaintiffs alleged, in general, that the preliminary and definitive Proxy failed, among other things, to disclose allegedly material information concerning (i) the TRP GP Conflicts Committee’s financial advisor’s and TRC’s financial advisor’s analyses in connection with the TRC/TRP Merger, (ii) certain TRC and TRP projections, and (iii) the events leading up to the TRC/TRP Merger. The Federal Court Plaintiffs further alleged, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair and (e) the TRP GP Board has conflicts of interest due to TRC’s control of TRP GP.

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

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 16 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash:
Interest paid, net of capitalized interest (1)	$132.3	$91.3
Income taxes paid, net of refunds	1.1	4.1
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$16.9	$0.5
Impact of capital expenditure accruals on property, plant and equipment	(16.8)	(52.9)
Transfers from materials and supplies inventory to property, plant and equipment	0.9	1.6
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	(9.1)	3.8
Non-cash financing activities:
Debt additions and retirements related to exchange of TRP 6⅝% Notes for APL 6⅝% Notes	$—	$342.1
Cancellation of treasury units	(10.4)	—
Accrued distributions on unvested equity awards under share compensation arrangements	0.2	0.7
Receivables from equity issuances	—	(0.1)
Non-cash balance sheet movements related to the Atlas Merger (See Note 4 - Business Acquisitions):
Non-cash merger consideration - common units and replacement equity awards	$—	$2,583.5
Special GP Interest	—	1,612.4
Current liabilities retained by Targa	—	(0.4)
Net non-cash balance sheet movements excluded from consolidated statements of cash flows	—	4,195.5
Net cash merger consideration included in investing activities	—	828.7
Total fair value of consideration transferred	$—	$5,024.2

(1)	Interest capitalized on major projects was $6.3 million and $5.5 million for the six months ended June 30, 2016 and 2015.

Note 17 — Segment Information

We operate in two primary segments (previously referred to as divisions): (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Concurrent with the completion of the TRC/TRP Merger in the first quarter of 2016, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure for our reportable segments. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

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

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$158.7	$1,135.6	$18.6	$—	$1,312.9
Fees from midstream services	124.6	146.1	—	—	270.7
	283.3	1,281.7	18.6	—	1,583.6
Intersegment revenues
Sales of commodities	468.6	52.7	—	(521.3)	—
Fees from midstream services	1.8	4.4	—	(6.2)	—
	470.4	57.1	—	(527.5)	—
Revenues	$753.7	$1,338.8	$18.6	$(527.5)	$1,583.6
Operating margin	$139.1	$141.8	$18.6	$—	$299.5
Other financial information:
Total assets (1)	$10,168.0	$2,644.4	$55.0	$39.4	$12,906.8
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$71.3	$42.7	$—	$0.9	$114.9

(1)	Corporate assets at the segment level primarily include tax-related assets, cash and prepaids.

	Three Months Ended June 30, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$486.7	$892.3	$17.1	$—	$1,396.1
Fees from midstream services	113.6	189.7	—	—	303.3
	600.3	1,082.0	17.1	—	1,699.4
Intersegment revenues
Sales of commodities	270.5	47.6	—	(318.1)	—
Fees from midstream services	1.9	5.2	—	(7.1)	—
	272.4	52.8	—	(325.2)	-
Revenues	$872.7	$1,134.8	$17.1	$(325.2)	$1,699.4
Operating margin	$144.7	$163.7	$17.1	$—	$325.5
Other financial information:
Total assets (1)	$10,676.5	$2,356.4	$132.3	$35.2	$13,200.4
Goodwill	$557.9	$—	$—	$—	$557.9
Capital expenditures	$147.5	$80.3	$—	$1.3	$229.1

(1)	Corporate assets at the segment level primarily include tax-related assets, cash and prepaids.

	Six Months Ended June 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$269.0	$2,169.3	$45.7	$—	$2,484.0
Fees from midstream services	240.4	301.6	—	—	542.0
	509.4	2,470.9	45.7	—	3,026.0
Intersegment revenues
Sales of commodities	881.0	100.0	—	(981.0)	—
Fees from midstream services	3.9	8.5	—	(12.4)	—
	884.9	108.5	—	(993.4)	—
Revenues	$1,394.3	$2,579.4	$45.7	$(993.4)	$3,026.0
Operating margin	$254.7	$298.5	$45.7	$—	$598.9
Other financial information:
Total assets (1)	$10,168.0	$2,644.4	$55.0	$39.4	$12,906.8
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$174.2	$115.9	$—	$1.7	$291.8
(1)	Corporate assets at the segment level primarily include tax related assets, cash and prepaids.

	Six Months Ended June 30, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$707.3	$2,052.2	$38.8	$—	$2,798.3
Fees from midstream services	185.6	395.2	—	—	580.8
	892.9	2,447.4	38.8	—	3,379.1
Intersegment revenues
Sales of commodities	548.6	103.4	—	(652.0)	—
Fees from midstream services	3.8	9.7	—	(13.5)	—
	552.4	113.1	—	(665.5)	—
Revenues	$1,445.3	$2,560.5	$38.8	$(665.5)	$3,379.1
Operating margin	$231.4	$355.4	$38.8	$—	$625.6
Other financial information:
Total assets (1)	$10,676.5	$2,356.4	$132.3	$35.2	$13,200.4
Goodwill	$557.9	$—	$—	$—	$557.9
Capital expenditures	$241.6	$141.0	$—	$2.3	$384.9
Business acquisition	$5,024.2	$—	$—	$—	$5,024.2
(1)	Corporate assets at the segment level primarily include tax related assets, cash and prepaids.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales of commodities:
Natural gas	$309.5	$443.5	$636.4	$745.6
NGL	923.5	854.0	1,708.9	1,884.7
Condensate	39.0	51.4	61.2	72.7
Petroleum products	22.3	30.1	31.8	56.5
Derivative activities	18.6	17.1	45.7	38.8
	1,312.9	1,396.1	2,484.0	2,798.3
Fees from midstream services:
Fractionating and treating	31.5	54.7	61.6	104.5
Storage, terminaling, transportation and export	108.2	121.6	226.7	257.7
Gathering and processing	114.0	105.7	219.0	174.1
Other	17.0	21.3	34.7	44.5
	270.7	303.3	542.0	580.8
Total revenues	$1,583.6	$1,699.4	$3,026.0	$3,379.1

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of operating margin to net income (loss):
Operating margin	$299.5	$325.5	$598.9	$625.6
Depreciation and amortization expenses	(186.1)	(163.9)	(379.6)	(282.5)
General and administrative expenses	(44.9)	(46.8)	(88.3)	(87.1)
Goodwill impairment	—	—	(24.0)	—
Interest expense, net	(66.4)	(59.7)	(113.3)	(109.7)
Other, net	(7.9)	(2.1)	10.9	(14.4)
Income tax (expense) benefit	0.9	0.3	1.1	(0.8)
Net income (loss)	$(4.9)	$53.3	$5.7	$131.1

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

Our Operations

We are a leading United States provider of midstream natural gas and NGL services, with a growing presence in crude oil gathering and petroleum terminaling. Our Common units were listed on the NYSE under the symbol “NGLS” prior to TRC's acquisition on February 17, 2016 of all of our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

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

Concurrent with the TRC/TRP Merger, management reevaluated our reportable segments. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. Management determined that our previously disclosed divisions are the appropriate level of disclosure for our reportable segments.  The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team.

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

Volatility of Commodity Prices

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Prices of oil and natural gas have been historically volatile, and we expect this volatility to continue. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related reduced activity levels from our customers. Beginning in the fourth quarter of 2014, oil and natural gas prices declined significantly primarily due to global supply and demand imbalances. Oil and natural gas prices continued to decline in 2015 and have remained depressed in 2016. The duration and magnitude of the decline in market prices cannot be predicted.

2016 Developments

Logistics and Marketing Segment Expansion

Cedar Bayou Fractionator Train 5

In June 2016, we commissioned an additional fractionator, Train 5, at our 88%-owned Cedar Bayou Fractionator (“CBF”) in Mont Belvieu, Texas. This expansion added 100 MBbl/d of fractionation capacity at CBF, and is fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The gross cost of Train 5 was approximately $328 million (our net cost was approximately $297 million).

Channelview Splitter

On December 27, 2015, we and Noble entered into the Splitter Agreement under which we will build and operate a 35,000 barrel per day crude and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”). The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. As contemplated by the December 2014 Agreement, the Splitter Agreement completes and terminates the December 2014 Agreement, while retaining our economic benefits from that agreement.

Gathering and Processing Segment Expansion

Permian Basin Buffalo Plant

In April 2016, we commenced commercial operations of a new 200 MMcf/d cryogenic processing plant, known as the Buffalo Plant, in our WestTX system. This project also included the laying of a new high pressure gathering line into Martin and Andrews counties of Texas. Total net growth capital expenditures for the Buffalo Plant were approximately $101 million. The addition of the Buffalo Plant will enable us to meet increasing production from our joint venture partner in WestTX, Pioneer (the largest active driller in the Spraberry and Wolfberry Trends), and from other producers in the area.

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

In addition to the major projects in process noted above, we potentially have other growth capital expenditures in 2016 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. In the current environment, we will continue to evaluate these potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Financing Activities

During the six months ended June 30, 2016, we repurchased a portion of our outstanding senior notes on the open market, paying $534.3 million plus accrued interest to repurchase $559.2 million of the notes. The repurchases resulted in a $21.4 million net gain, which included the write-off of $3.5 million in related debt issuance costs.

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the six months ended June 30, 2016, Targa made capital contributions to us of $976.0 million. Related to these capital contributions, we issued to Targa 51,695,444 common units, and Targa issued general partner units of 1,055,008 to maintain its 2% general partner interest. Proceeds from these contributions were used for net debt repayments and redemptions of senior notes and other general partnership purposes.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These amendments address certain implementation issues related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, and also provide additional practical expedients.

We expect to adopt these updates in their entirety on January 1, 2018, and are continuing to evaluate the impact on our revenue recognition practices.

Consolidation

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $38.3 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of June 30, 2016 has $31.1 million in unamortized debt issuance costs classified in Long-term debt.

Leases

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

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update provides, among other things, that (1) all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement with the tax effects of exercised or vested awards treated as discrete items in the reporting period in which they occur and recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (4) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. We adopted the applicable amendments in the second quarter of 2016; however there was no impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These amendments change the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments in this update affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We expect to adopt this guidance on January 1, 2019, and are continuing to evaluate the impact on our measurement of credit losses.

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

Gross Margin

We define gross margin as revenues less product purchases. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program.

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

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income. Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definitions of gross margin and operating margin may not be comparable with similarly titled measures of other companies, thereby diminishing their utility.

Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Reconciliation of Targa Resources Partners gross
margin and operating margin to net income:
Gross margin	$438.4	$471.3	$869.8	$892.5
Operating expenses	(138.9)	(145.8)	(270.9)	(266.9)
Operating margin	299.5	325.5	598.9	625.6
Depreciation and amortization expenses	(186.1)	(163.9)	(379.6)	(282.5)
General and administrative expenses	(44.9)	(46.8)	(88.3)	(87.1)
Goodwill impairment	-	-	(24.0)	-
Interest expense, net	(66.4)	(59.7)	(113.3)	(109.7)
Income tax expense	0.9	0.3	1.1	(0.8)
Gain (loss) on sale or disposition of assets	-	0.1	(0.9)	0.2
Gain (loss) from financing activities	(3.3)	-	21.4	-
Other, net	(4.6)	(2.2)	(9.6)	(14.6)
Net income (loss)	$(4.9)	$53.3	$5.7	$131.1

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	($ in millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$1,312.9	$1,396.1	$(83.2)	(6%)	$2,484.0	$2,798.3	$(314.3)	(11%)
Fees from midstream services	270.7	303.3	(32.6)	(11%)	542.0	580.8	(38.8)	(7%)
Total revenues	1,583.6	1,699.4	(115.8)	(7%)	3,026.0	3,379.1	(353.1)	(10%)
Product purchases	1,145.2	1,228.1	(82.9)	(7%)	2,156.2	2,486.6	(330.4)	(13%)
Gross margin (1)	438.4	471.3	(32.9)	(7%)	869.8	892.5	(22.7)	(3%)
Operating expenses	138.9	145.8	(6.9)	(5%)	270.9	266.9	4.0	1%
Operating margin (2)	299.5	325.5	(26.0)	(8%)	598.9	625.6	(26.7)	(4%)
Depreciation and amortization expenses	186.1	163.9	22.2	14%	379.6	282.5	97.1	34%
General and administrative expenses	44.9	46.8	(1.9)	(4%)	88.3	87.1	1.2	1%
Goodwill impairment	—	—	—	—	24.0	—	24.0	—
Other operating (income) expenses	0.1	—	0.1	—	1.1	0.5	0.6	120%
Income from operations	68.4	114.8	(46.4)	(40%)	105.9	255.5	(149.6)	(59%)
Interest expense, net	(66.4)	(59.7)	(6.7)	(11%)	(113.3)	(109.7)	(3.6)	(3%)
Equity earnings (loss)	(4.4)	(1.5)	(2.9)	(193%)	(9.2)	0.5	(9.7)	NM
Gain (loss) from financing activities	(3.3)	—	(3.3)	—	21.4	—	21.4	—
Gain (loss) on mark-to-market derivative instruments	—	—	—	—	—	—	—	—

Other income (expense)	(0.1)	(0.6)	0.5	83%	(0.2)	(14.4)	14.2	99%
Income tax (expense) benefit	0.9	0.3	0.6	200%	1.1	(0.8)	1.9	238%
Net income (loss)	(4.9)	53.3	(58.2)	(109%)	5.7	131.1	(125.4)	(96%)
Less: Net income (loss) attributable to noncontrolling interests	5.8	7.5	(1.7)	(23%)	8.8	12.5	(3.7)	(30%)

Less: Net income attributable to preferred limited partners	2.8	—	2.8	—	5.6	—	5.6	—
Net income (loss) attributable to limited and the general partners	$(10.7)	$45.8	$(56.5)	(123%)	$(3.1)	$118.6	$(121.7)	(103%)
Financial and operating data:
Financial data:
Capital expenditures	114.9	229.1	(114.2)	(50%)	291.8	384.9	(93.1)	(24%)
Business acquisitions	—	—	—	—	—	5,024.2	(5,024.2)	(100%)
Operating statistics:
Crude oil gathered, MBbl/d	105.2	106.2	(1.0)	(1%)	105.2	103.7	1.5	1%
Plant natural gas inlet, MMcf/d (3)(4)(5)	3,523.3	3,528.4	(5.2)	-	3,464.6	3,016.6	448.0	15%
Gross NGL production, MBbl/d (5)	321.0	290.6	30.4	10%	302.8	242.7	60.1	25%
Export volumes, MBbl/d (6)	181.3	164.3	17.0	10%	181.2	177.9	3.3	2%
Natural gas sales, BBtu/d (4)(5)(7)	1,958.4	1,998.8	(40.4)	(2%)	1,966.5	1,614.2	352.3	22%
NGL sales, MBbl/d (5)(7)	515.8	494.9	20.9	4%	531.8	502.2	29.6	6%
Condensate sales, MBbl/d (5)	11.4	11.6	(0.3)	(2%)	10.4	8.7	1.7	20%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The decrease in revenues was primarily due to lower commodity prices ($116.8 million) and decreased fee-based and other revenues ($37.1 million) from lower fractionation and export fees, partially offset by increased NGL sales volumes ($36.1 million).

Lower commodity prices brought a commensurate reduction in product purchases, partially offset by increased NGL purchases.

Gathering and Processing operating margin and gross margin decreased primarily due to lower commodity prices. Logistics and Marketing operating margin and gross margin decreased due to the realization in 2015 of contract renegotiation fees, lower LPG export margin, lower fractionation margin and lower terminaling and storage throughput. 2015 results included the partial recognition of renegotiated commercial arrangements related to our crude and condensate splitter project. Lower operating expenses are due to the cost savings generated throughout our operating areas. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses primarily reflects the impact of growth investments from system expansions including the Buffalo Plant, the Edwards Plant, compressor stations and pipelines.

Lower general and administrative expenses in 2016 reflect operational synergies, including integrating TPL into Targa’s insurance program.

The increase in net interest expense in 2016 reflects $3.9 million of non-cash interest expense from the change in estimated redemption value of the mandatorily redeemable preferred interest for the three months ended June 30, 2016 and lower capitalized interest.

During the three months ended June 30, 2016, we repurchased $203.7 million of debt in open market purchases, which generated a loss of $3.3 million.

The decrease in net income attributable to noncontrolling interests was primarily attributable to lower earnings in 2016 at our joint ventures.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The decrease in revenues was primarily due to lower commodity prices ($625.5 million), partially offset by the favorable impact of inclusion of two additional months of operations of TPL during 2016 ($270.1 million). Additionally, fee-based and other revenues decreased due to lower fractionation and export fees, partially offset by the impact of an additional two months of TPL’s fee revenue in 2016 ($40.9 million).

Lower commodity prices brought a commensurate reduction in product purchases, partially offset by the inclusion of two additional months of operations from TPL in 2016 ($137.5 million).

The lower operating margin and gross margin in 2016 was attributable to the realization in 2015 of contract renegotiation fees, lower LPG export margin, lower fractionation margin, lower terminaling and storage throughput, significantly lower commodity prices and lower throughput volumes on our gathering systems. These declines were partially offset by the inclusion of TPL operations for an additional two months in 2016. 2015 results included the partial recognition of renegotiated commercial arrangements related to our crude and condensate splitter project. Operating expenses were relatively flat compared with 2015 due to the inclusion of TPL’s operations for an additional two months in 2016, offset by to a continued focused cost reduction effort throughout our operating areas. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses is primarily due to an additional two months of TPL operations in 2016, as well as growth investments from other system expansions including the Buffalo Plant, the Edwards Plant, compressor stations and pipelines.

General and administrative expenses, which include TPL operations for an additional two months in 2016, reflect operational synergies, including integrating TPL into Targa’s insurance program.

During 2016, we recognized an additional impairment of goodwill of $24.0 million to finalize the $290.0 million provisional impairment recorded during the fourth quarter of 2015.

The increase in net interest expense primarily reflects higher interest expense in 2016 from an increase in borrowings primarily from the September 2015 issuance of $600.0 million of 6¾% Senior Notes, partially offset by $534.3 million of open market debt repurchases during the six months ended June 30, 2016 and $14.6 million of non-cash interest income from the change in estimated redemption value of the mandatorily redeemable preferred interest for the six months ended June 30, 2016.

The decrease in equity earnings (loss) is due to lower operating results from GCF and the inclusion of an additional two months of equity losses from the T2 Joint Ventures.

Other expense in 2015 was primarily attributable to non-recurring transaction costs relate to the Atlas mergers.

During the six months ended June 30, 2016, we repurchased $534.3 million of debt in open market purchases, which generated a net gain of $21.4 million.

The decrease in net income attributable to noncontrolling interests was primarily attributable to lower earnings in 2016 at our joint ventures.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
Three Months Ended:
June 30, 2016	$139.1	$141.8	$18.6	$299.5
June 30, 2015	144.7	163.7	17.1	325.5

Six Months Ended:
June 30, 2016	$254.7	$298.5	$45.7	$598.9
June 30, 2015	231.4	355.4	38.8	625.6

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Gross margin	$222.4	$232.6	$(10.2)	(4%)	$416.5	$384.8	$31.7	8%
Operating expenses	83.3	87.9	(4.6)	(5%)	161.8	153.4	8.4	5%
Operating margin	$139.1	$144.7	$(5.6)	(4%)	$254.7	$231.4	$23.3	10%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	259.2	237.7	21.5	9%	251.3	227.1	24.2	11%
WestTX (5)	493.3	433.2	60.1	14%	477.1	285.5	191.6	67%
Sand Hills	135.8	171.5	(35.7)	(21%)	143.4	165.0	(21.6)	(13%)
Versado	168.8	185.6	(16.8)	(9%)	174.4	179.5	(5.1)	(3%)
Total Permian	1,057.1	1,028.0	29.1		1,046.2	857.1	189.1

SouthTX (5)	265.4	150.9	114.5	76%	220.5	100.0	120.5	121%
North Texas	327.5	356.1	(28.6)	(8%)	327.5	358.0	(30.5)	(9%)
SouthOK (5)	470.7	487.2	(16.5)	(3%)	464.3	329.6	134.7	41%
WestOK (5)	445.6	597.4	(151.8)	(25%)	466.3	405.4	60.9	15%
Total Central	1,509.2	1,591.6	(82.4)		1,478.6	1,193.0	285.6

Badlands (6)	51.2	46.8	4.4	9%	52.5	44.5	8.0	18%
Total Field	2,617.5	2,666.4	(48.9)		2,577.3	2,094.6	482.7

Coastal	905.8	862.2	43.6	5%	887.2	922.0	(34.8)	(4%)

Total	3,523.3	3,528.6	(5.3)	0%	3,464.5	3,016.6	447.9	15%
Gross NGL production, MBbl/d (3)
SAOU (4)	32.2	27.7	4.5	16%	30.7	26.5	4.2	16%
WestTX (5)	61.9	50.5	11.4	23%	57.2	33.2	24.0	72%
Sand Hills (4)	14.1	18.4	(4.3)	(23%)	14.9	17.7	(2.8)	(16%)
Versado	20.2	24.1	(3.9)	(16%)	21.1	23.3	(2.2)	(9%)
Total Permian	128.4	120.7	7.7		123.9	100.7	23.2

SouthTX (5)	31.4	19.8	11.6	59%	27.3	13.0	14.3	110%
North Texas	37.0	41.1	(4.1)	(10%)	36.3	40.9	(4.6)	(11%)
SouthOK (5)	47.3	31.5	15.8	50%	37.6	21.1	16.5	78%
WestOK (5)	29.7	30.5	(0.8)	(3%)	28.3	20.4	7.9	39%
Total Central	145.4	122.9	22.5		129.5	95.4	34.1

Badlands	7.0	7.5	(0.5)	(7%)	7.3	5.8	1.5	26%
Total Field	280.8	251.1	29.7		260.7	201.9	58.8

Coastal	40.1	39.4	0.7	2%	42.2	40.9	1.3	3%

Total	320.9	290.5	30.4	10%	302.9	242.8	60.1	25%
Crude oil gathered, MBbl/d	105.2	106.2	(1.0)	(1%)	105.2	103.7	1.5	1%
Natural gas sales, BBtu/d (3)	1,605.8	1,783.6	(177.8)	(10%)	1,646.5	1,435.4	211.1	15%
NGL sales, MBbl/d	256.1	220.8	35.3	16%	237.7	185.9	51.8	28%
Condensate sales, MBbl/d	10.9	11.4	(0.5)	(4%)	10.2	8.5	1.7	20%
Average realized prices (7):
Natural gas, $/MMBtu	1.64	2.37	(0.73)	(31%)	1.70	2.47	(0.77)	(31%)
NGL, $/gal	0.36	0.38	(0.02)	(5%)	0.32	0.38	(0.06)	(16%)
Condensate, $/Bbl	37.94	48.81	(10.87)	(22%)	32.21	46.13	(13.92)	(30%)

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The decrease in gross margin was primarily due to lower commodity prices. Throughput volumes were relatively flat.  The plant inlet volume increase in the Permian region was driven by SAOU and WestTX. The volume increase at SouthTX partially offset an overall volume decrease in the Central region. All other Permian and Central region business units experienced reduced producer activity and volumes. NGL production and NGL sales volumes increased and natural gas sales volumes decreased primarily due to increased ethane recovery at SouthOK and increased volumes at SouthTX during the second quarter of 2016. Badlands natural gas volumes increased due to plant and system expansions, while crude oil volumes were relatively flat.

Despite increased expenses associated with the commencement of commercial operations in April 2016 at the Buffalo Plant in WestTX and planned maintenance in Sand Hills and Versado greater than the comparable period, operating expenses decreased primarily due to a continued focus on cost reductions.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The increase in gross margin was primarily due to the inclusion of the TPL volumes for two quarters of 2016 partially offset by significantly lower commodity prices and lower throughput volumes on our other systems. The plant inlet volume increases in the Permian region attributable to SAOU were offset by reduced producer activity and planned maintenance at Sand Hills and Versado and in the Central region by reduced producer activity and volumes in North Texas. Badlands crude oil and natural gas volumes increased due to plant and system expansions. Coastal plant inlet volumes decreased due to current market conditions and the decline of off-system volumes partially offset by additional higher GPM volumes.

Excluding the impact of adding operating expenses for TPL and system expansions, operating expenses for most areas were significantly lower due to a continued focused cost reduction effort.

Gross Operating Statistics Compared to Actual Reported

The table below provides the reconciliation between gross operating statistics and the actual reported operating statistics for the Gathering and Processing segment:

	Three Months Ended June 30, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	259.2	100%	259.2	259.2
WestTX (5)(6)(7)	677.6	73%	493.3	493.3
Sand Hills (4)	135.8	100%	135.8	135.8
Versado (8)	168.8	63%	106.3	168.8
Total Permian	1,241.4		994.6	1,057.1

SouthTX (5)	265.4	100%	265.4	265.4
North Texas	327.5	100%	327.5	327.5
SouthOK (5)	470.7	Varies (9)	393.7	470.7
WestOK (5)	445.6	100%	445.6	445.6
Total Central	1,509.2		1,432.2	1,509.2

Badlands (10)	51.2	100%	51.2	51.2
Total Field	2,801.8		2,478.0	2,617.5

Gross NGL production, MBbl/d (2)
SAOU (4)	32.2	100%	32.2	32.2
WestTX (5)(6)(7)	85.0	73%	61.9	61.9
Sand Hills (4)	14.1	100%	14.1	14.1
Versado (8)	20.2	63%	12.7	20.2
Total Permian	151.5		120.9	128.4

SouthTX (5)	31.4	100%	31.4	31.4
North Texas	37.0	100%	37.0	37.0
SouthOK (5)	47.3	Varies (9)	44.0	47.3
WestOK (5)	29.7	100%	29.7	29.7
Total Central	145.4		142.1	145.4

Badlands	7.0	100%	7.0	7.0
Total Field	303.9		270.0	280.8

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing.
(5)	Operations acquired as part of the APL merger effective February 27, 2015.
(6)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(7)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
(8)	Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.
(9)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended June 30, 2015
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	237.7	100%	237.7	237.7
WestTX (5)(6)	595.0	73%	433.2	433.2
Sand Hills (4)	171.5	100%	171.5	171.5
Versado (7)	185.6	63%	116.9	185.6
Total Permian	1,189.8		959.3	1,028.0

SouthTX (5)	150.9	100%	150.9	150.9
North Texas	356.1	100%	356.1	356.1
SouthOK (5)	487.2	Varies (8)	408.1	487.2
WestOK (5)	597.4	100%	597.4	597.4
Total Central	1,591.6		1,512.5	1,591.6

Badlands (9)	46.8	100%	46.8	46.8
Total Field	2,828.2		2,518.6	2,666.4

Gross NGL production, MBbl/d (2)
SAOU (4)	27.7	100%	27.7	27.7
WestTX (5)(6)	69.3	73%	50.5	50.5
Sand Hills (4)	18.4	100%	18.4	18.4
Versado (7)	24.1	63%	15.2	24.1
Total Permian	139.5		111.8	120.7

SouthTX (5)	19.8	100%	19.8	19.8
North Texas	41.1	100%	41.1	41.1
SouthOK (5)	31.5	Varies (8)	28.1	31.5
WestOK (5)	30.5	100%	30.5	30.5
Total Central	122.9		119.5	122.9

Badlands	7.5	100%	7.5	7.5
Total Field	269.9		238.8	251.1

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)

For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter, other than for the volumes related to the APL merger, for which the denominator is 31 days.

(4)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing
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

(9)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	($ in millions)
Gross margin	$197.6	$221.8	$(24.2)	(11%)	$407.9	$468.9	$(61.0)	(13%)
Operating expenses	55.8	58.1	(2.3)	(4%)	109.4	113.5	(4.1)	(4%)
Operating margin	$141.8	$163.7	$(21.9)	(13%)	$298.5	$355.4	$(56.9)	(16%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	329.8	357.8	(28.0)	(8%)	312.7	349.3	(36.6)	(10%)
LSNG treating volumes (2)	23.1	25.0	(1.9)	(8%)	22.0	22.2	(0.2)	(1%)
Benzene treating volumes (2)	23.1	25.0	(1.9)	(8%)	22.0	22.2	(0.2)	(1%)
Export volumes, MBbl/d (4)	181.3	164.3	17.0	10%	181.2	177.9	3.3	2%
NGL sales, MBbl/d	463.6	387.9	75.7	20%	472.8	428.6	44.2	10%
Average realized prices:
NGL realized price, $/gal	$0.48	$0.46	$0.02	4%	$0.44	$0.51	$(0.07)	(14%)

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Logistics and Marketing gross margin decreased due to the realization in 2015 of contract renegotiation fees related to our crude and condensate splitter project, lower LPG export margin, lower fractionation margin and lower terminaling and storage throughput. LPG export margin decreased due to lower fees partially offset by higher volumes. Fractionation gross margin decreased due to lower supply volume, a decrease in system product gains and the variable effects of lower fuel and power which are largely reflected in lower operating expenses (see footnote (2) above).

Operating expenses decreased primarily due to lower fuel and power expense, and lower maintenance expense resulting from continued focused cost reduction efforts.  These decreases were partially offset by higher taxes and labor associated with the start-up of CBF Train 5.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The six month results were impacted by the same factors as discussed above for the quarter. An additional offsetting driver was increased marketing gains in 2016.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	($ in millions)
Gross margin	$18.6	$17.1	$1.5	$45.7	$38.8	$6.9
Operating margin	$18.6	$17.1	$1.5	$45.7	$38.8	$6.9

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin and mark-to-market gain/losses related to derivative contracts that were not designated as cash flow hedges. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes and (ii) NGL and condensate equity volumes in our Gathering and Processing Operations that result from percent of proceeds or liquid processing arrangements by entering into derivative instruments. Because we are essentially forward-selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2016 vs. 2015
Natural gas (BBtu)	10.7	$1.27	$13.6	5.1	$1.72	$8.7	$4.9
NGL (MMgal)	28.1	0.01	0.3	10.6	0.71	7.5	(7.2)
Crude oil (MBbl)	0.3	15.72	4.4	0.2	24.89	5.2	(0.8)
Non-hedge accounting (2)			-			(4.0)	4.0
Ineffectiveness (3)			0.3			(0.3)	0.6
			$18.6			$17.1	$1.5

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2016 vs. 2015
Natural gas (BBtu)	20.2	$1.33	$26.8	10.1	$1.48	$14.9	$11.9
NGL (MMgal)	58.9	0.07	4.0	15.0	0.63	9.5	(5.5)
Crude oil (MBbl)	0.5	23.82	11.5	0.4	28.73	10.5	1.0
Non-hedge accounting (2)			3.1			3.2	(0.1)
Ineffectiveness (3)			0.3			0.7	(0.4)
			$45.7			$38.8	$6.9

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of APL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $6.3 million and $15.1 million related to these novated contracts were received during the three and six months ended June 30, 2016 and were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired with no effect on results of operations.

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

Our main sources of liquidity and capital resources are internally generated cash flow from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver, borrowings under the Securitization Facility, and access to debt markets. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets continue to experience volatility. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. We continually monitor our liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRP Revolver and Securitization Facility.

Our liquidity as of July 18, 2016 was:

		July 18, 2016
		(In millions)
Cash on hand		$149.9
Total commitments under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		225.0
		1,974.9

Less:	Outstanding borrowings under the TRP Revolver	(70.0)
	Outstanding borrowings under the Securitization Facility	(225.0)
	Outstanding letters of credit under the TRP Revolver	(13.3)
	Total liquidity	$1,666.6

Other potential capital resources include:

•	Our right to request an additional $300 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 3, 2017.

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

Our working capital, exclusive of current debt obligations, decreased $97.1 million from December 31, 2015 to June 30, 2016. The major items contributing to this decrease were a decrease in our net risk management working capital position due to changes in the forward prices of commodities, increased plant settlement accruals, lower inventory balances due to a change in product mix, lower commodity receivables due to lower revenue and lower facility receivables, and higher ad valorem tax accruals. Partially offsetting these items were decreased capital accruals, an increase in the cash balance, and a decrease in accrued interest primarily due to debt repurchases. The increase of $5.7 million in current debt obligations was due to higher receivables available for our AR Securitization Facility.

Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, contributions from TRC, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from debt offerings should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and cash distributions to Targa for at least the next twelve months.

Cash Flow

Cash Flows from Operating Activities

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Six Months Ended June 30,
	2016	2015	2016 vs. 2015
	(In millions)
Cash flows from operating activities:
Cash received from customers	$2,978.5	$3,501.0	$(522.5)
Cash received from (paid to) derivative counterparties	51.1	60.9	(9.8)
Cash outlays for:
Product purchases	2,096.8	2,568.2	(471.4)
Operating expenses	256.9	262.4	(5.5)
General and administrative expenses	80.8	108.5	(27.7)
Cash distributions from equity investments (1)	—	(6.9)	6.9
Interest paid, net of amounts capitalized (2)	132.3	91.3	41.0
Income taxes paid, net of refunds	1.1	4.1	(3.0)
Other cash (receipts) payments	(0.1)	12.0	(12.1)
Net cash provided by operating activities	$461.8	$522.3	$(60.5)

(1)

Excludes $3.9 million and $0.1 million included in investing activities for the six months ended June 30, 2016 and 2015 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $6.3 million and $5.5 million included in investing activities for the six months ended June 30, 2016 and 2015.

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2016 compared to 2015. Interest payments were higher in 2016, primarily due to the timing of the interest payments related to the new borrowings in 2015. Cash payments for compensation related costs were lower in 2016, primarily due to lower bonus payout and lower insurance premium payments. Other cash payments in 2016 were lower, mainly due to the transaction costs of the APL merger in 2015.

Cash Flows from Investing Activities

Six Months Ended June 30,
2016	2015	2016 vs. 2015
(In millions)
$(305.2)	$(1,266.1)	$960.9

The decrease in net cash used in investing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the $828.7 million outlay for the cash portion of the Atlas mergers in 2015. Growth and maintenance capital expenditures decreased $93.1 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015.

Cash Flows from Financing Activities

Six Months Ended June 30,
2016	2015	2016 vs. 2015
(In millions)
$(133.5)	$757.0	$(890.5)

Net cash provided by (used in) financing activities decreased in the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. During the six months ended June 30, 2016, we reduced our debt exposure by repurchasing $534.3 million of our senior notes in the open market along with other net debt repayments of $219.3 million; whereas we incurred net borrowings of $750.6 million during the six months ended June 30, 2015 primarily associated with the Atlas mergers. As a result of the TRC/TRP merger that resulted in our common units no longer being publicly traded, we had no public offerings of common units in the six months ended June 30, 2016. In comparison, we received $295.8 million of proceeds from the sale of common units in the six months ended June 30, 2015. Distributions paid to unitholders increased by $29.6 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015.

We received total capital contributions of $976.0 million from Targa for the six months ended June 30, 2016, as compared to $58.7 million for the six months ended June 30, 2015. Proceeds from these contributions were used for net debt repayments and redemptions of senior notes and other general partnership purposes.

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including debt issuances, to fund our acquisition and expansion capital expenditures. See Note 9 – Debt Obligations and Note 11 – Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Quarterly Report.

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as defined in the Partnership Agreement, and as determined by the general partner, to preferred unitholders monthly and to common unitholders of record within 45 days after the end of each quarter. As a result of the TRC/TRP Merger, TRC is entitled to receive all available distributions from the Partnership after payment of preferred distributions each quarter. The following details the distributions declared or paid by the Partnership, net of the IDR Giveback, during 2016:

•	On February 9, 2016, total distributions declared for the three months ended December 31, 2015 of $200.4 million were paid, of which $61.4 million was paid to TRC.
•	On May 12, 2016, distributions declared for the three months ended March 31, 2016 of $154.8 million were paid to TRC.
•	On July 20, 2016, distributions of $178.9 million were declared for the three months ended June 30, 2016, which will be paid to TRC on August 11, 2016.

Distributions on the Partnership’s outstanding Series A Preferred Units are declared and paid monthly. For the six months ended June 30, 2016, $5.6 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for June 30, 2016, which were paid subsequently on July 15, 2016. On July 18, 2016, the board of directors of our general partner declared a monthly cash distribution of $0.1875 per Series A Preferred Unit for July 2016. This distribution will be paid on August 15, 2016.

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

	Six Months Ended June 30,
	2016	2015
	(In millions)
Capital expenditures:
Consideration for business acquisitions	$—	$5,024.2
Non-cash value of acquisition (1)	—	(3,449.8)
Business acquisitions, net of cash acquired	—	1,574.4
Expansion	256.6	338.3
Maintenance	35.2	46.6
Gross capital expenditures	291.8	384.9
Transfers from materials and supplies inventory to property, plant and equipment	(0.9)	(1.6)
Decrease in capital project payables and accruals	16.8	52.9
Cash outlays for capital projects	307.7	436.2
Total	$307.7	$2,010.6

(1)	Includes the non-cash value of consideration and the Special GP Interest (see Note 4 – Business Acquisitions of the “Consolidated Financial Statements”).

We currently estimate that we will invest approximately $525 million in net growth capital expenditures for announced projects in 2016. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures decreased for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015, primarily due to reduced Badlands spending activity and CBF Train 5 construction costs in 2016. Although CBF Train 5 started up in the second quarter of 2016, only slightly more than 20% of the construction costs were incurred in 2016. Our maintenance capital expenditures decreased for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015, primarily due to fewer well connects and lengthened maintenance cycle times resulting from decreases in producer activity, as well as a higher percentage of environmental repairs incurred in the first six months of 2015 versus 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There were no significant updates or revisions to these policies during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, there were $33.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety, and (iii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Contractual Obligations

As of June 30, 2016, there have been no significant changes in the contractual obligations as presented in our 2015 Form 10-K, except as noted for debt repurchases which are disclosed in Note 9 – Debt Obligations in our Consolidated Financial Statements included in our Quarterly Report for the three and six months ended June 30, 2016.

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

The primary purpose of the commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2016, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations and (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the three months ended June 30, 2016 and 2015, our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $18.6 million and $17.1 million. During the six months ended June 30, 2016 and 2015, our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $45.7 million and $38.8 million.

As of June 30, 2016, we had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural GAS

Instrument		Price		MMBtu/d
Type	Index	$/MMBtu		2016	2017	2018	2019	Fair Value
								(In millions)

Swap	IF-NGPL MC	3.93		3,456	-	-	-	$0.7

Swap	IF-Waha	2.96		77,736	-	-	-	1.1
Swap	IF-Waha	2.74		-	41,300	-	-	(5.0)
Swap	IF-Waha	2.61		-	-	36,300	-	(4.7)
Swap	IF-Waha	2.84		-	-	-	8,083	(0.4)
				77,736	41,300	36,300	8,083

		Put Price	Call Price
Collar	IF-Waha	2.85	3.47	7,500	-	-	-	0.2
Collar	IF-Waha	3.00	3.67	-	7,500	-	-	0.4
Collar	IF-Waha	3.25	4.20	-	-	1,849	-	0.1
				7,500	7,500	1,849	-

Swap	IF-PB	3.12		18,508	-	-	-	0.8
Swap	IF-PB	2.51		-	10,900	-	-	(2.1)
Swap	IF-PB	2.51		-	-	10,900	-	(1.6)
				18,508	10,900	10,900	-

		Put Price	Call Price
Collar	IF-PB	2.65	3.31	15,400	-	-	-	0.0
Collar	IF-PB	2.80	3.50	-	15,400	-	-	0.1
Collar	IF-PB	3.00	3.65	-	-	7,637	-	0.5
				15,400	15,400	7,637	-

Swap	NG-NYMEX	4.13		30,887	-	-	-	6.2
Swap	NG-NYMEX	4.11		-	18,082	-	-	5.6
				30,887	18,082	-	-

Basis Swap	EP_PERMIAN	(0.1703)		15,489	-	-	-	(0.1)
Basis Swap	EP_PERMIAN	(0.1444)		-	9,041	-	-	(0.1)
				15,489	9,041	-	-

Basis Swap	PEPL	(0.3278)		15,489	-	-	-	(0.4)
Basis Swap	PEPL	(0.3308)		-	9,041	-	-	(0.5)
				15,489	9,041	-	-

Basis Swap	TENN_800	(0.0550)		10,027	-	-	-	(0.0)

Basis Swap	NGPL_TXOK	0.0967	20,054	-	-	-	(0.0)

Basis Swap	WAHA	0.1283	(20,054)	-	-	-	(0.1)

Total			194,492	111,264	56,686	8,083

							$0.7

NGLs

Instrument		Price		Bbl/d
Type	Index	$/gal		2016	2017	2018	2019	Fair Value
								(In millions)
Swap	C2-OPIS-MB	0.2209		870	-	-	-	(0.2)
Swap	C2-OPIS-MB	0.2294		-	870	-	-	(0.9)
Swap	C2-OPIS-MB	0.2371		-	-	658	-	(0.8)
Total				870	870	658	-

		Put Price
Option	C2-OPIS-MB	0.269		-	548	-	-	0.2
Option	C2-OPIS-MB	0.296		-	-	1,644	-	0.8
Total				-	548	1,644	-

Future	C2-OPIS-MB	0.1963		3,152	-	-	-	(1.8)
Future	C2-OPIS-MB	0.2523		-	2,110	-	-	(1.3)
Total				3,152	2,110	-	-

Swap	C3-OPIS-MB	1.1153		1,709	-	-	-	7.2
Swap	C3-OPIS-MB	1.0400		-	658	-	-	4.9
Total				1,709	658	-	-

Future	C3-OPIS-MB	0.1928		1,190	-	-	-	(4.3)
Future	C3-OPIS-MB	0.5442		-	1,036	-	-	(0.5)
Total				1,190	1,036	-	-

Future	NC4-OPIS-MB	0.5165		408	-	-	-	(0.6)

Swap	C5-OPIS-MB	0.9600		320	-	-	-	(0.1)
Swap	C5-OPIS-MB	0.9600		-	320	-	-	(0.3)
Swap	C5-OPIS-MB	0.9600		-	-	320	-	(0.3)
Swap	C5-OPIS-MB	1.0375		-	-	-	79	0.1
Total				320	320	320	79

		Put Price	Call Price
Collar	C2-OPIS-MB	0.200	0.235	410	-	-	-	(0.1)
Collar	C2-OPIS-MB	0.240	0.290	-	410	-	-	(0.2)
Total				410	410	-	-

		Put Price	Call Price
Collar	C3-OPIS-MB	0.560	0.68000	380	-	-	-	0.1
Collar	C3-OPIS-MB	0.570	0.68625	-	380	-	-	0.3
Total				380	380	-	-

		Put Price	Call Price
Collar	C5-OPIS-MB	1.200	1.390	130	-	-	-	0.2
Collar	C5-OPIS-MB	1.210	1.415	-	130	-	-	0.5
Collar	C5-OPIS-MB	1.230	1.385	-	-	32	-	0.1
Total				130	130	32	-

Total				8,569	6,462	2,654	79

								$3.0

CONDENSATE

Instrument		Price		Bbl/d
Type	Index	$/Bbl		2016	2017	2018	2019	Fair Value
								(In millions)
Swap	NY-WTI	59.98		2,770	-	-	-	$5.1
Swap	NY-WTI	56.15		-	1,850	-	-	2.5
Swap	NY-WTI	47.43		-	-	1,350	-	(3.1)
Swap	NY-WTI	52.00		-	-	-	223	(0.2)
				2,770	1,850	1,350	223

		Put Price	Call Price
Collar	NY-WTI	57.08	67.97	790	-	-	-	1.2
Collar	NY-WTI	58.56	69.95	-	790	-	-	2.5
Collar	NY-WTI	60.00	71.60	-	-	101	-	0.4
				790	790	101	-

Total Sales				3,560	2,640	1,451	223

								$8.4

As of June 30, 2016, we had the following derivative instruments that are not designated as hedges and are marked-to-market:

NATURAL GAS

Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2016	2017	2018	2019	Fair Value
							(In millions)

Basis Swap	Various	(0.0550)	10,027	-	-	-	$(0.1)

These contracts may expose us to the risk of financial loss in certain circumstances. Generally, our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which they have been hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges (other than with respect to purchased calls). For derivative instruments not designated as cash flow hedges, these contracts are marked-to-market and recorded in revenues.

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option-pricing model for options based on inputs that are readily available in public markets. For futures contracts executed through a counterparty that clears the hedges through an exchange, the classification of these instruments is Level 1 within the fair value hierarchy. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 13- Fair Value Measurements of the “Consolidated Financial Statements” in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of June 30, 2016, we do not have any interest rate hedges. However, we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of June 30, 2016, we had $280.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.8 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are settled daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $34.6 million as of June 30, 2016. The range of losses attributable to our individual counterparties would be between less than $0.1 million and $15.4 million, depending on the counterparty in default.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of June 30, 2016.

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

Remediation Status

We have enhanced our internal control framework applicable to business acquisitions to include formal processes covering the development, application and review of inputs, assumptions, and calculations used in cash flow-based value measurements. Cash flow-based fair value measurements are also typically used for asset and goodwill impairment testing. We have not had any events or conditions since December 31, 2015 that have required the use of cash flow-based fair value measurements. As such, neither we nor our external auditors have had the opportunity to fully test the operating effectiveness of our remediated internal control framework. We will be able to fully test our remediated controls over cash flow-based fair value measurements when we perform our annual goodwill impairment testing for the 2016 reporting cycle, or earlier if another need arises for such value measurements.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2016

During the three months ended June 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014, and global oil and natural gas commodity prices remained depressed in the second quarter of 2016. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on the demand for our services and our market capitalization. Should energy industry conditions further deteriorate, there is a possibility that goodwill, intangible assets and property, plant and equipment may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial results. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets or property, plant and equipment. For a further discussion of our impairments, see Note 4 – Business Acquisitions of the Consolidated Financial Statements included in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 30, 2016, Targa and certain of its subsidiaries made capital contributions to us of $175.0 million, for which we issued to Targa and certain of its subsidiaries 6,592,304 common units and 134,536 general partner units. The units were issued pursuant to the exemption offered by Section 4(a)(2) of the Securities Act.

Repurchase of Equity by Targa Resources Partners LP or Affiliated Purchasers

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

Targa Resources Partners LP (Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: August 3, 2016	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)