Form 10-Q
period 2016-09-30
Targa Resources Partners LP
filed 2016-11-04
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 243,520,639 common units representing limited partner interests and 4,969,807 general partner units outstanding. As of October 31, 2016, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Quarterly Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
/hr	Per hour
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Price Index Definitions

EP_PERMIAN	Inside FERC Gas Market Report, El Paso (Permian Basin)
ICE	Intercontinental Exchange
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline Co. of America, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NG-NYMEX	NYMEX, Natural Gas
NGPL_TXOK	Inside FERC Gas Market Report, Natural Gas Pipeline Co. of America, TexOK Zone
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas
PEPL	Inside FERC Gas Market Report, Oklahoma Panhandle, Texas-Oklahoma Midpoint
TENN_800	Tennessee Gas Pipeline Co., 800 Leg
TRANSCO_Z4	Inside FERC Gas Market Report, Transco Zone 4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2016	2015
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$129.9	$135.4
Trade receivables, net of allowances of $0.1 million			546.2	514.8
Inventories			150.3	141.0
Assets from risk management activities			34.8	92.2
Other current assets			16.4	10.0
Total current assets			877.6	893.4
Property, plant and equipment			12,347.7	11,928.2
Accumulated depreciation			(2,667.6)	(2,225.6)
Property, plant and equipment, net			9,680.1	9,702.6
Intangible assets, net			1,693.0	1,810.1
Goodwill, net			393.0	417.0
Long-term assets from risk management activities			12.4	34.9
Investments in unconsolidated affiliates			246.9	258.9
Other long-term assets			5.2	9.9
Total assets			$12,908.2	$13,126.8

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$657.5	$635.8
Accounts payable to Targa Resources Corp.			41.8	30.1
Liabilities from risk management activities			13.0	5.2
Accounts receivable securitization facility			225.0	219.3
Total current liabilities			937.3	890.4
Long-term debt			4,297.1	5,125.7
Long-term liabilities from risk management activities			17.6	2.4
Deferred income taxes, net			27.1	27.2
Other long-term liabilities			151.6	178.2

Contingencies (see Note 15)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
September 30, 2016	5,000,000	5,000,000
December 31, 2015	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,178.6	4,550.4
September 30, 2016	243,520,639	243,520,639
December 31, 2015	185,083,420	184,870,693
General partner			1,733.1	1,735.3
September 30, 2016	4,969,807	4,969,807
December 31, 2015	3,772,871	3,772,871
Accumulated other comprehensive income (loss)			(4.3)	86.8
Treasury units at cost (0 units and 212,727 units as of September 30, 2016 and December 31, 2015)			-	(10.3)
			7,028.0	6,482.8
Noncontrolling interests in subsidiaries			449.5	420.1
Total owners' equity			7,477.5	6,902.9
Total liabilities and owners' equity			$12,908.2	$13,126.8

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions, except per unit amounts)
Revenues:
Sales of commodities	$1,398.7	$1,321.3	$3,882.9	$4,119.6
Fees from midstream services	253.6	310.8	795.5	891.6
Total revenues	1,652.3	1,632.1	4,678.4	5,011.2
Costs and expenses:
Product purchases	1,222.7	1,163.3	3,378.9	3,650.0
Operating expenses	143.0	142.7	413.9	409.5
Depreciation and amortization expenses	184.0	165.8	563.6	448.3
General and administrative expenses	44.0	42.9	132.3	130.1
Goodwill impairment	—	—	24.0	—
Other operating (income) expense	4.9	0.1	6.1	0.6
Income from operations	53.7	117.3	159.6	372.7
Other income (expense):
Interest expense, net	(57.9)	(61.6)	(171.2)	(171.1)
Equity earnings (loss)	(2.2)	(1.6)	(11.4)	(1.1)
Gain (loss) from financing activities	—	(0.5)	21.4	(0.5)
Other	1.3	(0.7)	1.1	(15.2)
Income (loss) before income taxes	(5.1)	52.9	(0.5)	184.8
Income tax (expense) benefit	(1.0)	0.4	—	(0.4)
Net income (loss)	(6.1)	53.3	(0.5)	184.4
Less: Net income attributable to noncontrolling interests	4.7	4.8	13.5	17.3
Net income (loss) attributable to Targa Resources Partners LP	$(10.8)	$48.5	$(14.0)	$167.1

Net income attributable to preferred limited partners	$2.8	$—	$8.4	$—
Net income attributable to general partner	29.0	44.9	68.2	132.0
Net income (loss) attributable to common limited partners	(42.6)	3.6	(90.6)	35.1
Net income (loss) attributable to Targa Resources Partners LP	$(10.8)	$48.5	$(14.0)	$167.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions)

Net income (loss)	$(6.1)	$53.3	$(0.5)	$184.4
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	12.9	50.7	(40.5)	77.6
Settlements reclassified to revenues	(8.1)	(24.5)	(50.6)	(59.3)
Other comprehensive income (loss)	4.8	26.2	(91.1)	18.3
Comprehensive income (loss)	(1.3)	79.5	(91.6)	202.7
Less: Comprehensive income attributable to noncontrolling interests	4.7	4.8	13.5	17.3
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(6.0)	$74.7	$(105.1)	$185.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

								Accumulated
	Limited		Limited		General		Receivables	Other	Treasury		Non-
	Partner		Partner		Partner		From Unit	Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Issuances	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$—	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	58,621	1,167.2	1,197	23.8	—	—	—	—	—	1,191.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16.8)	(16.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	32.7	32.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	(91.1)	—	—	—	(91.1)
Net income (loss)	—	8.4	—	(90.6)	—	68.2	—	—	—	—	13.5	(0.5)
Distributions	—	(8.4)	—	(440.2)	—	(94.0)	—	—	—	—	—	(542.6)
Balance September 30, 2016	5,000	$120.6	243,521	$5,178.6	4,970	$1,733.1	$—	$(4.3)	—	$—	$449.5	$7,477.5

Balance December 31, 2014	—	$—	118,586	$2,384.1	2,420	$78.6	$(1.0)	$60.3	67	$(4.8)	$171.2	$2,688.4
Compensation on equity grants	—	—	—	12.8	—	—	—	—	—	—	—	12.8
Distribution equivalent rights	—	—	—	(1.9)	—	—	—	—	—	—	—	(1.9)
Issuance of common units under compensation program	—	—	405	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(135)	—	—	—	—	—	135	(5.2)	—	(5.2)
Equity offerings	—	—	7,377	315.4	—	—	—	—	—	—	—	315.4
Contributions from Targa Resources Corp.	—	—	—	—	1,352	59.1	1.0	—	—	—	—	60.1
Acquisition of APL	—	—	58,614	2,583.1	—	—	—	—	—	—	113.4	2,696.5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	16.4	16.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(8.7)	(8.7)
Targa contribution - Special General Partner Interest	—	—	—	—	—	1,612.4	—	—	—	—	—	1,612.4
Other comprehensive income (loss)	—	—	—	—	—	—	—	18.3	—	—	—	18.3
Net income	—	—	—	35.1	—	132.0	—	—	—	—	17.3	184.4
Distributions	—	—	—	(397.1)	—	(134.6)	—	—	—	—	—	(531.7)
Balance September 30, 2015	—	$—	184,847	$4,931.5	3,772	$1,747.5	$—	$78.6	202	$(10.0)	$309.6	$7,057.2

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(0.5)	$184.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	9.8	9.3
Compensation on equity grants	2.2	12.8
Depreciation and amortization expense	563.6	448.3
Goodwill impairment	24.0	—
Accretion of asset retirement obligations	3.5	3.9
Change in redemption value of mandatorily redeemable preferred interest	(18.8)	—
Deferred income tax expense (benefit)	—	(0.3)
Equity (earnings) loss of unconsolidated affiliates	11.4	1.1
Distributions of earnings received from unconsolidated affiliates	1.8	10.1
Risk management activities	11.7	53.2
(Gain) loss on sale or disposition of assets	5.7	(0.2)
(Gain) loss from financing activities	(21.4)	0.5
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(28.3)	126.7
Inventories	(27.8)	31.2
Accounts payable and other liabilities	31.8	(143.2)
Net cash provided by operating activities	568.7	737.8
Cash flows from investing activities
Outlays for property, plant and equipment	(425.0)	(625.3)
Outlays for business acquisition, net of cash acquired	—	(828.7)
Investment in unconsolidated affiliates	(4.6)	(6.6)
Return of capital from unconsolidated affiliates	3.4	1.1
Other, net	4.2	(3.0)
Net cash used in investing activities	(422.0)	(1,462.5)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,110.0	1,646.0
Repayments of credit facility	(1,390.0)	(1,211.0)
Proceeds from borrowings under accounts receivable securitization facility	121.4	275.5
Repayments of accounts receivable securitization facility	(115.7)	(322.8)
Proceeds from issuance of senior notes	—	1,700.0
Open market purchases of senior notes	(534.3)	—
Redemption of APL senior notes	—	(1,168.8)
Costs incurred in connection with financing arrangements	(7.5)	(20.7)
Proceeds from sale of common and preferred units	—	318.6
Repurchase of common units under compensation plans	(0.1)	(5.2)
Contributions from General Partner	23.8	60.1
Contributions from TRC	1,167.2	—
Contributions from noncontrolling interests	32.7	16.4
Distributions to unitholders	(542.6)	(531.7)
Payments of distribution equivalent rights	(0.3)	(2.5)
Distributions to noncontrolling interests	(16.8)	(8.7)
Net cash provided by (used in) financing activities	(152.2)	745.2
Net change in cash and cash equivalents	(5.5)	20.5
Cash and cash equivalents, beginning of period	135.4	72.3
Cash and cash equivalents, end of period	$129.9	$92.8

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

On February 17, 2016, TRC completed the previously announced transactions contemplated by the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”, and such transaction, the “TRC/TRP Merger”), by and among us, Targa Resources GP LLC (our “general partner” or “TRP GP”), TRC and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”), pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub merged with and into TRP (the “TRC/TRP Merger”), with TRP continuing as the surviving entity and as a subsidiary of TRC. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

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

Subsequent Event

On October 19, 2016, we executed the Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (the “Third A&R Partnership Agreement”), which will be effective as of December 1, 2016. The Third A&R Partnership Agreement amendments include among other things (i) eliminating the IDRs held by the general partner, and related distribution and allocation provisions, (ii) eliminating the Special GP Interest (as defined in the Third A&R Partnership Agreement) held by the general partner, (iii) providing the ability to declare monthly distributions in addition to quarterly distributions, (iv) modifying certain provisions relating to distributions from available cash, (v) eliminating the Class B Unit (as defined in the Third A&R Partnership Agreement) provisions and (vi) changes to the Third A&R Partnership Agreement to reflect the passage of time and to remove provisions that are no longer applicable.

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing and terminaling crude oil; and
•	storing, terminaling and selling refined petroleum products.

Areas of gathering and processing operations include the Permian Basin in West Texas and Southeast New Mexico; the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico. Our logistics and marketing assets are predominately located in Mont Belvieu and Galena Park, TX, Lake Charles, LA, and Tacoma, WA. See Note 17 – Segment Information for certain financial information for our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

As described in Note 4 – Business Acquisitions, the February 27, 2015 Atlas mergers involved two separate legal transactions involving different groups of equity holders. For GAAP reporting purposes, these two mergers are viewed as a single integrated transaction. As such, the financial effects of the Targa consideration related to the ATLS merger have been reflected in these financial statements. As further described in Note 4 – Business Acquisitions, our partnership agreement (the “Partnership Agreement”) was amended to provide for the issuance of the Special GP Interest in us equal to the tax basis of the APL GP Interests acquired in the ATLS merger totaling $1.6 billion. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP and the right to distributions in liquidation.

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

The following table displays the impact of these revisions to activity reported in our Consolidated Statements of Comprehensive Income (Loss) during the three and nine months ended September 30, 2015 and the year ended December 31, 2015.

	Three Months Ended
	September 30, 2015	September 30, 2015
	As Reported	As Corrected
Commodity hedging contracts:
Change in fair value	$42.9	$50.7
Settlements reclassified to revenues	(16.7)	(24.5)
Other comprehensive income (loss)	$26.2	$26.2

	Nine Months Ended		Year Ended
	September 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
	As Reported	As Corrected	As Reported	As Corrected
Commodity hedging contracts:
Change in fair value	$59.4	$77.6	$81.2	$112.7
Settlements reclassified to revenues	(41.1)	(59.3)	(54.8)	(86.3)
Other comprehensive income (loss)	$18.3	$18.3	$26.4	$26.4

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our policies during the nine months ended September 30, 2016, except as noted below.

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

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments were effective for us in 2016 with no impact on our consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $38.3 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of September 30, 2016 has $29.4 million in unamortized debt issuance costs classified in Long-term debt.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt the amendments in the first quarter of 2019 and are currently evaluating the impacts of the amendments to our consolidated financial statements and accounting practices for leases.

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

Cash Flow Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). These amendments clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows related to the following transactions: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance; (6) distributions received from equity method investees; and (7) beneficial interests in securitization transactions. Additionally, the update clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

Recognition of Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this update are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

Note 4 – Business Acquisitions

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

Pursuant to the APL Merger Agreement, our general partner entered into an amendment to our Partnership Agreement, which we refer to as the IDR Giveback Amendment, in order to reduce aggregate distributions to TRC, as the holder of the Partnership’s incentive distribution rights (“IDRs”) by (a) $9,375,000 per quarter during the first four quarters following the APL merger, (b) $6,250,000 per quarter for the next four quarters, (c) $2,500,000 per quarter for the next four quarters and (d) $1,250,000 per quarter for the next four quarters, with the amount of such reductions to be distributed pro rata to the holders of our outstanding common units.

TPL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale in South Texas. The Atlas mergers added TPL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing operations. In total, TPL added 2,053 MMcf/d of processing capacity and 12,220 miles of additional pipeline. The operating results of TPL are reported in our Gathering and Processing segment.

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

The acquired business contributed revenues of $1,065.7 million and a net loss of $1.0 million to us for the period from February 27, 2015 to September 30, 2015, and is reported in our Gathering and Processing segment. As of September 30, 2015, we had incurred $19.3 million of acquisition-related costs. These expenses are included in other expense in our Consolidated Statements of Operations for the nine months ended September 30, 2015. As of September 30, 2016, cumulative acquisition-related costs totaled $19.4 million.

Pro Forma Impact of Atlas Mergers on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the nine months ended September 30, 2015 assumes that our acquisition of APL and Targa’s acquisition of ATLS had occurred as of January 1, 2014. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the APL merger as of January 1, 2014, or that the results that will be attained in the future. Amounts presented below are in millions:

September 30, 2015
Pro Forma
Revenues	$5,299.9
Net income	181.6

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making adjustments to:

•	Reflect the change in amortization expense resulting from the difference between the historical balances of APL’s intangible assets, net, and the fair value of intangible assets acquired.
•

Reflect the change in depreciation expense resulting from the difference between the historical balances of APL’s property, plant and equipment, net, and the fair value of property, plant and equipment acquired.

•	Reflect the change in interest expense resulting from our financing activities directly related to the Atlas mergers as compared to APL’s historical interest expense.
•

Reflect the changes in stock-based compensation expense related to the fair value of the unvested portion of replacement Partnership Long Term Incentive Plan (“LTIP”) awards that were issued in connection with the acquisition to APL phantom unitholders who continue to provide service as Targa employees following the completion of the APL merger.

•

Remove the results of operations attributable to the February 2015 transfer to Atlas Resource Partners, L.P. of 100% of APL’s interest in gas gathering assets located in the Appalachian Basin of Tennessee.

•	Exclude $19.3 million of acquisition-related costs incurred as of September 30, 2015 from pro forma net income for the nine months ended September 30, 2015.
•	Reflect the change in APL’s revenues and product purchases to report plant sales of Y-grade at contractual net values to conform to our accounting policy.

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

During the three months ended September 30, 2015, we recorded additional measurement-period adjustments to our acquisition date fair values due to the refinement of our valuation models, assumptions and inputs. In accordance with ASU 2015-16, we recognized these measurement-period adjustments in the third quarter of 2015, with the effect on the Consolidated Statements of Operations resulting from the change to the provisional amounts calculated as if the acquisition had been completed at February 27, 2015. During the three months ended September 30, 2015, the acquisition date fair value of property, plant and equipment increased by $9.9 million, investments in unconsolidated affiliates increased by $5.5 million, intangible assets decreased by $5.0 million, current liabilities increased by $2.4 million, other assets decreased by $1.0 million, and other current assets decreased by $0.6 million, which resulted in a decrease in goodwill of $6.4 million. These adjustments resulted in increased revenues of $0.6 million, a reduction of operating expenses of $1.9 million, depreciation and amortization expense of $0.1 million and equity losses of $0.1 million recorded in the three months ended September 30, 2015, which, under the prior accounting standard, would have been reflected in previous reporting periods.

During the three months ended December 31, 2015, we recorded additional measurement-period adjustments to our acquisition date fair values due to the refinement of our valuation models, assumptions and inputs, as well as adjustments to previously reported preliminary fair values as a result of our review procedures over the development and application of inputs, assumptions and calculations used in cash-flow based fair value measurements associated with business combinations not operating as designed (as previously disclosed in our 2015 Annual Report on Form 10-K). We recognized these adjustments in the fourth quarter of 2015, with the effect on the Consolidated Statements of Operations resulting from the change to the provisional amounts calculated as if the acquisition had been completed at February 27, 2015. During the three months ended December 31, 2015, the acquisition date fair value of intangible assets increased $155.9 million, noncontrolling interest in subsidiaries increased $103.5 million, other long-term liabilities increased $110.1 million, property, plant and equipment decreased by $86.2 million, investments in unconsolidated affiliates decreased by $5.2 million, deferred tax liabilities increased by $5.0 million, current liabilities increased by $1.3 million, other assets decreased by $0.1 million and other current assets decreased by $0.1 million, which resulted in an increase in goodwill of $155.6 million. These adjustments resulted in depreciation and amortization expenses of $2.0 million, a net decrease to interest expense of $26.2 million, equity earnings of $0.2 million, and a reduction of general and administrative expenses of $0.4 million, recorded in the three months ended December 31, 2015, which, under the prior accounting standard, would have been reflected in previous reporting periods.

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

Replacement Phantom Units

In connection with the Atlas mergers, we awarded replacement phantom units in accordance with and as required by the Atlas Merger Agreements to those APL employees who became Targa employees after the acquisition. The vesting dates and terms remained unchanged from the existing APL awards, and vest over the remaining terms of the awards, which are either 25% per year over the original four year term or 33% per year over the original three year term.

Each replacement phantom unit will entitle the grantee to common stock of TRC on the vesting date and is an equity-settled award. The replacement phantom units include distribution equivalent rights (“DERs”). When we declare and pay cash distributions, the holders of replacement phantom units are entitled within 60 days to receive cash payment of DERs in an amount equal to the cash distributions the holders would have received if they were the holders of record on the record date of the number of our common units related to the replacement phantom units.

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

Changes in the gross amounts of our goodwill are as follows:

	WestTX	SouthTX	SouthOK	Total
Balance at January 1, 2015	$—	$—	$—	$—
Acquisition, February 27, 2015	364.5	160.3	182.2	707.0
Provisional Impairment (recorded 4Q 2015)	(37.6)	(70.2)	(182.2)	(290.0)
Balance at December 31, 2015	326.9	90.1	—	417.0
Additional Impairment (recorded 1Q 2016)	(14.4)	(9.6)	—	(24.0)
Balance at September 30, 2016	$312.5	$80.5	$—	$393.0

The sustained decrease and uncertain outlook in commodity prices and volumes have adversely impacted our customers and their future capital and operating plans. A continued or prolonged period of lower commodity prices could result in further deterioration of reporting unit fair values and potential further impairment charges related to goodwill and property, plant and equipment. There were no impairment triggers identified or further impairment charges recognized in the third quarter of 2016.

Subsequent Event

On October 31, 2016, we executed a Membership Interest Sale and Purchase Agreement with Chevron U.S.A. Inc. to acquire their 37% membership interest in Versado Gas Processors, L.L.C. (“Versado”). Targa held a 63% controlling interest in Versado prior to this transaction and consolidated Versado. As we continue to control Versado, the change in our ownership interest will be accounted for as an equity transaction and no gain or loss will be recognized in our Consolidated Statements of Operations as a result.  See Note 15 – Contingencies.

Note 5 — Inventories

	September 30, 2016	December 31, 2015
Commodities	$139.3	$128.3
Materials and supplies	11.0	12.7
	$150.3	$141.0

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2016	December 31, 2015	Estimated Useful Lives (In Years)
Gathering systems	$6,447.1	$6,304.5	5 to 20
Processing and fractionation facilities	3,305.5	2,988.5	5 to 25
Terminaling and storage facilities	1,194.5	1,115.0	5 to 25
Transportation assets	452.1	454.0	10 to 25
Other property, plant and equipment	232.0	220.9	3 to 25
Land	120.5	108.8	—
Construction in progress	596.0	736.5	—
Property, plant and equipment	12,347.7	11,928.2
Accumulated depreciation	(2,667.6)	(2,225.6)
Property, plant and equipment, net	$9,680.1	$9,702.6

Intangible assets	$2,036.6	$2,036.6	20
Accumulated amortization	(343.6)	(226.5)
Intangible assets, net	$1,693.0	$1,810.1

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

The fair values of intangible assets acquired in the Atlas mergers have been recorded at a fair value of $1,354.9 million and are being amortized over a 20 year life using the straight-line method, as a reliably determinable pattern of amortization could not be identified. Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation over a 20 year life.

The changes in our intangible assets are as follows:

Balance at December 31, 2015	$1,810.1
Amortization	(117.1)
Balance at September 30, 2016	$1,693.0

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
Balance at December 31, 2015	$49.5	$63.6	$123.8	$22.0	$258.9
Equity earnings (loss)	1.8	(3.8)	(6.8)	(2.6)	(11.4)
Cash distributions (1)	(4.4)	—	—	(0.8)	(5.2)
Cash calls for expansion projects	—	0.1	4.5	—	4.6
Balance at September 30, 2016	$46.9	$59.9	$121.5	$18.6	$246.9

(1)

Includes $3.4 million in distributions received from GCF and the T2 Joint Ventures in excess of our share of cumulative earnings for the nine months ended September 30, 2016. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

The recorded value of the T2 Joint Ventures is based on fair values at the date of acquisition which results in an excess fair value of $36.7 million over the book value of the joint venture capital accounts as of September 30, 2016. This basis difference is attributable to depreciable tangible assets and is being amortized over the estimated useful lives of the underlying assets of 20 years on a straight-line basis and is included as a component of equity earnings. See Note 4 – Business Acquisitions for further information regarding the fair value determinations related to the Atlas mergers.

Note 8 — Accounts Payable and Accrued Liabilities

	September 30, 2016	December 31, 2015
Commodities	$441.1	$385.3
Other goods and services	90.1	141.3
Interest	63.3	80.3
Compensation and benefits	—	0.4
Income and other taxes	49.5	10.4
Other	13.5	18.1
	$657.5	$635.8

Accounts payable and accrued liabilities includes $23.4 million and $34.0 million of liabilities to creditors to whom we have issued checks that remain outstanding as of September 30, 2016 and December 31, 2015.

Note 9 — Debt Obligations

	September 30, 2016	December 31, 2015

Current:
Accounts receivable securitization facility, due December 2016	$225.0	$219.3

Long-term:
Senior secured revolving credit facility, variable rate, due October 2017 (1)	-	280.0
Senior unsecured notes:
5% fixed rate, due January 2018	733.6	1,100.0
4⅛% fixed rate, due November 2019	749.4	800.0
6⅝% fixed rate, due October 2020	309.9	342.1
Unamortized premium	3.9	5.0
6⅞% fixed rate, due February 2021	478.6	483.6
Unamortized discount	(19.3)	(22.1)
6⅜% fixed rate, due August 2022	278.7	300.0
5¼% fixed rate, due May 2023	559.6	583.7
4¼% fixed rate, due November 2023	583.9	623.5
6¾% fixed rate, due March 2024	580.1	600.0
APL notes, 6⅝% fixed rate, due October 2020 (2)	12.9	12.9
Unamortized premium	0.1	0.2
APL notes, 4¾% fixed rate, due November 2021 (2)	6.5	6.5
APL notes, 5⅞% fixed rate, due August 2023 (2)	48.1	48.1
Unamortized premium	0.5	0.5
	4,326.5	5,164.0
Debt issuance costs	(29.4)	(38.3)
Total long-term debt	4,297.1	5,125.7
Total debt	$4,522.1	$5,345.0
Irrevocable standby letters of credit outstanding	$13.5	$12.9

(1)

As of September 30, 2016, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,586.5 million. In October 2016, the TRP Revolver was amended. See “Subsequent Events – TRP Revolver Amendment.”

(2)	APL notes are not guaranteed by us.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2016:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	2.4% - 4.8%	2.6%
Accounts receivable securitization facility	1.2% - 1.3%	1.2%

Compliance with Debt Covenants

As of September 30, 2016, we were in compliance with the covenants contained in our various debt agreements.

Debt Repurchases

During the nine months ended September 30, 2016, we repurchased on the open market a portion of our outstanding senior notes (the “Senior Notes”) as follows:

Debt Repurchased	Book Value	Payment	Gain/(Loss)	Write-off of Debt Issuance Costs	Net Gain/(Loss)
5¼% Senior Notes	$24.1	$(20.1)	$4.0	$(0.2)	$3.8
4¼% Senior Notes	39.5	(31.8)	7.7	(0.3)	7.4
6⅞% Senior Notes	4.8	(4.3)	0.5	(0.1)	0.4
6⅝% Senior Notes	32.6	(29.5)	3.1	-	3.1
6⅜% Senior Notes	21.3	(18.7)	2.6	(0.2)	2.4
6¾% Senior Notes	19.9	(17.5)	2.4	(0.2)	2.2
5% Senior Notes	366.4	(368.2)	(1.8)	(2.1)	(3.9)
4⅛% Senior Notes	50.6	(44.2)	6.4	(0.4)	6.0
	$559.2	$(534.3)	$24.9	$(3.5)	$21.4

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See “Subsequent Events – Issuance of Senior Notes and Concurrent Senior Notes Tender Offers” and “Subsequent Events – Note Redemptions.”

The following table shows the contractually scheduled maturities of our Senior Notes as of September 30, 2016, for five consecutive years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	Remainder of 2016	2017	2018	2019	2020	After 2020
	(in millions)

Senior notes	$4,341.3	$-	$-	$733.6	$749.4	$322.8	$2,535.5

Subsequent Events

Issuance of Senior Notes and Concurrent Senior Notes Tender Offers

In October 2016, we issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027 (collectively, the “2016 Senior Notes”), yielding net proceeds of approximately $496.2 million and $496.2 million, respectively. The 2016 Senior Notes have substantially similar terms and covenants as our other series of Senior Notes. The net proceeds from the offering of the 2016 Senior Notes (the “October 2016 Offering”), along with borrowings under the TRP Revolver were used to fund concurrent tender offers for certain other series of senior notes.

Concurrently with the October 2016 Offering, we commenced tender offers (the “Tender Offers”) to purchase for cash, subject to certain conditions, up to specified aggregate maximum purchase amounts of our 5% Senior Notes due January 2018 (the “5% Notes”), 6⅝% Senior Notes due October 2020 (the “6⅝% Notes”) and 6⅞% Senior Notes due February 2021 (the “6⅞% Notes” and together with the 5% Notes and 6⅝% Notes, the “Tender Notes”). The total consideration for each series of Tender Notes included a premium for each $1,000 principal amount of notes that was tendered as of the early tender date of October 5, 2016. The Tender Offers were fully subscribed and we accepted for purchase all Tender Notes that were validly tendered as of the early tender date.

The results of the Tender Offers, which closed in October 2016, were:

Senior Notes	Outstanding Note Balance Prior to Tender Offers	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer Payments	Note Balance After Tender Offers
5% Senior Notes	$733.6	$483.1	$16.9	$5.4	$505.4	$250.5
6⅝% Senior Notes	309.9	281.7	10.5	0.3	292.5	28.2
6⅞% Senior Notes	478.6	373.5	14.4	4.6	392.5	105.1
	$1,522.1	$1,138.3	$41.8	$10.3	$1,190.4	$383.8

As a result of the Tender Offers, we will record during the fourth quarter of 2016 a loss due to debt extinguishment of approximately $59.2 million comprised of the $41.8 million premium paid, the write-off of $5.8 million of debt issuance costs, $15.1 million of debt discounts and $3.5 million of debt premiums.

Note Redemptions

Subsequent to the closing of the Tender Offers in October 2016, we issued notices of full redemption (the “Note Redemptions”) to the trustees and noteholders of the 6⅝% Notes and the 6⅞% Notes for the note balances remaining after the Tender Offers. In addition, we issued notice of full redemption to the trustees of the 6⅝% APL Notes due October 2020. The redemption price for the 6⅝% Notes and the 6⅝% APL Notes due October 2020 was 103.313% of the principal amount, while the redemption price for the 6⅞% Notes was 103.438% of the principal amount. The aggregate principal amount outstanding of all three series of notes totaling $146.2 million will be redeemed on November 15, 2016 for a total redemption payment of $151.1 million, excluding accrued interest. The redemption date for each series of notes is November 15, 2016. As a result of the Note Redemptions, we will record during the fourth quarter of 2016 a loss due to debt extinguishment of approximately $9.7 million comprised of the $4.9 million premium paid, the write-off of $1.1 million of debt issuance costs, $4.2 million of debt discounts and $0.5 million of debt premiums.

TRP Revolver Amendment

In October 2016, we entered into the Second Amendment and Restatement Agreement (the “Restatement”) to effectuate the Third Amended and Restated Credit Agreement (the “TRP Credit Agreement”). The TRP Credit Agreement amended and restated the TRP Revolver to extend the maturity date from October 2017 to October 2020. The available commitments under the TRP Revolver of $1.6 billion remained unchanged while our ability to request additional commitments increased from up to $300.0 million to up to $500.0 million. The TRP Revolver continues to bear interest costs that are dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, and the covenants also remained substantially the same. The TRP Credit Agreement designates TPL and certain of its subsidiaries as “Restricted Subsidiaries” and provides for certain changes to occur upon our receiving an investment grade credit rating from Moody’s or S&P, including the release of the security interests in all collateral at our request. As a result of the TRP Credit Agreement, during the fourth quarter of 2016, we will record a partial write-off of $0.9 million of debt issuance costs associated with the TRP Revolver as a result of a change in syndicate members under the TRP Revolver. The remaining deferred debt issuance costs associated with the TRP Revolver along with debt issuance costs incurred with this amendment will be amortized on a straight-line basis over the life of the TRP Revolver.

Subsequent to entering into the TRP Credit Agreement, we executed supplemental indentures relating to all of our outstanding series of Senior Notes to designate TPL and those subsidiaries as Restricted Subsidiaries under the TRP Credit Agreement as guarantors of such Senior Notes.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	September 30, 2016	December 31, 2015
Asset retirement obligations	$64.2	$69.9
Mandatorily redeemable preferred interests	64.2	82.9
Deferred revenue and other	23.2	25.4
Total long-term liabilities	$151.6	$178.2

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our ARO are as follows:

Balance at December 31, 2015	$69.9
Change in cash flow estimate	(9.2)
Accretion expense	3.5
Balance at September 30, 2016	$64.2

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of September 30, 2016.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2015	$82.9
Income attributable to mandatorily redeemable preferred interests	0.1
Change in estimated redemption value included in interest expense	(18.8)
Balance at September 30, 2016	$64.2

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

Pursuant to the TRC/TRP Merger Agreement, our common units were delisted from the NYSE and deregistered under the Exchange Act and our common units are no longer publicly traded. Our 5,000,000 Preferred Units remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE.

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

•

junior to all of our existing and future indebtedness (including (i) indebtedness outstanding under the TRP Revolver, (ii) our senior notes and (iii) indebtedness outstanding under our accounts receivable securitization facility (the “Securitization Facility”) and other liabilities with respect to assets available to satisfy claims against us; and

•

junior to each other class or series of Partnership interests or other equity securities established after the original issue date of the Preferred Units that is expressly made senior to the Preferred Units as to the payment of distributions.

At any time on or after November 1, 2020, we may redeem the Preferred Units, in whole or in part, from any source of funds legally available for such purpose, by paying $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, we (or a third party with our prior written consent) may redeem the Preferred Units following certain changes of control, as described in our Partnership Agreement. If we do not (or a third party with our prior written consent does not) exercise this option, then the holders of the Preferred Units (“Preferred Unitholders”) have the option to convert the Preferred Units into a number of common units per Preferred Unit as set forth in our Partnership Agreement. If we exercise (or a third party with our prior written consent exercises) our redemption rights relating to any Preferred Units, the holders of those Preferred Units will not have the conversion right described above with respect to the Preferred Units called for redemption. Holders of Preferred Units have no voting rights except for certain exceptions set forth in our Partnership Agreement.

We paid $8.4 million of distributions to Preferred Unitholders during the nine months ended September 30, 2016. We have accrued distributions to our Preferred Unitholders of $0.9 million for the nine months ended September 30, 2016.

On October 17, 2016, the board of directors of our general partner declared a monthly cash distribution of $0.1875 per Preferred Unit for October 2016. This distribution will be paid on November 15, 2016.

Issuances of Common Units

During the nine months ended September 30, 2016, Targa made capital contributions to us of $1,191.0 million. Related to these capital contributions, we issued to Targa 58,621,036 common units, and Targa issued general partner units of 1,196,346 to maintain its 2% general partner interest.

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

Distributions

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as defined in the Partnership Agreement, and as determined by the general partner, to Preferred Unitholders monthly and to common unitholders of record within 45 days after the end of each quarter. As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. The following details the distributions declared or paid by the Partnership, net of the IDR Giveback, during 2016:

•	On February 9, 2016, total distributions declared for the three months ended December 31, 2015 of $200.4 million were paid, of which $61.4 million was paid to TRC.
•	On May 12, 2016, distributions declared for the three months ended March 31, 2016 of $154.8 million were paid to TRC.
•	On August 11, 2016, distributions declared for the three months ended June 30, 2016 of $178.9 million were paid to TRC.
•	On October 19, 2016, distributions of $191.9 million were declared for the three months ended September 30, 2016, which will be paid to TRC on November 11, 2016.

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

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $67.9 million and $20.9 million related to these novated contracts were received during the year ended December 31, 2015 and the nine months ended September 30, 2016. These settlements were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, for the three and nine months ended September 30, 2016, we recorded $0.3 million and $0.5 million of ineffectiveness losses related to otherwise qualifying APL derivatives, which are primarily natural gas swaps.

At September 30, 2016, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2016	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	134,436	92,448	68,800	29,683
Natural Gas	Basis Swaps	MMBtu/d	95,979	58,026	-	-
Natural Gas	Options	MMBtu/d	22,900	22,900	9,486	-
NGL	Swaps	Bbl/d	5,073	3,875	2,678	1,779
NGL	Futures	Bbl/d	85,887	50,889	5,000	-
NGL	Options	Bbl/d	920	1,468	1,676	-
Condensate	Swaps	Bbl/d	2,770	1,850	1,350	223
Condensate	Options	Bbl/d	790	1,380	691	590

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

		Fair Value as of September 30, 2016		Fair Value as of December 31, 2015
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$34.7	$12.8	$92.1	$2.1
	Long-term	12.4	17.6	34.9	2.4
Total derivatives designated as hedging instruments		$47.1	$30.4	$127.0	$4.5
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.1	$0.2	$0.1	$3.1
Total derivatives not designated as hedging instruments		$0.1	$0.2	$0.1	$3.1
Total current position		$34.8	$13.0	$92.2	$5.2
Total long-term position		12.4	17.6	34.9	2.4
Total derivatives		$47.2	$30.6	$127.1	$7.6

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma net presentation
September 30, 2016	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$34.1	$12.1	$22.0	$-
Counterparties without offsetting positions - assets	0.7	-	0.7	-
Counterparties without offsetting positions - liabilities	-	0.9	-	0.9
	34.8	13.0	22.7	0.9
Long Term Position
Counterparties with offsetting positions	12.4	14.6	-	2.2
Counterparties without offsetting positions - assets	-	-	-	-
Counterparties without offsetting positions - liabilities	-	3.0	-	3.0
	12.4	17.6	-	5.2
Total Derivatives
Counterparties with offsetting positions	46.5	26.7	22.0	2.2
Counterparties without offsetting positions - assets	0.7	-	0.7	-
Counterparties without offsetting positions - liabilities	-	3.9	-	3.9
	$47.2	$30.6	$22.7	$6.1

	Gross Presentation		Pro forma net presentation
December 31, 2015	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$86.9	$5.2	$81.7	$-
Counterparties without offsetting positions - assets	5.3	-	5.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	92.2	5.2	87.0	-
Long Term Position
Counterparties with offsetting positions	34.2	2.4	31.8	-
Counterparties without offsetting positions - assets	0.7	-	0.7	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	34.9	2.4	32.5	-
Total Derivatives
Counterparties with offsetting positions	121.1	7.6	113.5	-
Counterparties without offsetting positions - assets	6.0	-	6.0	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	$127.1	$7.6	$119.5	$-

Our payment obligations in connection with a majority of these hedging transactions are secured by a first priority lien in the collateral securing the Partnership’s senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders. Some of our hedges are futures contracts executed through a broker that clears the hedges through an exchange. On a daily basis, our cash balance with the broker is used to offset the fair value of our open futures positions. The net of our cash on deposit and open futures positions is located within other current assets on our Consolidated Balance Sheets as a broker receivable.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $16.6 million as of September 30, 2016. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are settled daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2016	2015	2016	2015
Commodity contracts	$12.9	$50.7	$(40.5)	$77.6

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2016	2015	2016	2015
Revenues	$8.1	$24.5	$50.6	$59.3

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2016	2015	2016	2015
Commodity contracts	Revenue	$(0.3)	$(4.0)	$1.3	$(0.9)

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings through the end of 2019 based on valuations as of the balance sheet date:

	September 30, 2016	December 31, 2015
Commodity hedges, before tax (1)	$9.2	$86.7

(1)	Includes deferred net gains of $3.2 million as of September 30, 2016 related to contracts that will be settled and reclassified to revenue over the next 12 months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2016, a net asset position of $16.6 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $27.7 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $61.4 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	The TRP Revolver and the Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

We have a contingent consideration liability for APL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value (see Note 4 – Business Acquisitions).

Fair Value Hierarchy

We categorize the inputs to the fair value measurements of financial assets and liabilities at each balance sheet reporting date using a three-tier fair value hierarchy that prioritizes the significant inputs used in measuring fair value:

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.3	$46.3	$—	$44.0	$2.3
Liabilities from commodity derivative contracts (1)	29.7	29.7	—	27.3	2.4
TPL contingent consideration (2)	2.7	2.7	—	—	2.7
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	129.9	129.9	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	4,326.5	4,447.8	—	4,447.8	—
Accounts receivable securitization facility	225.0	225.0	—	225.0	—

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$127.1	$127.1	$—	$123.1	$4.0
Liabilities from commodity derivative contracts (1)	7.6	7.6	—	7.3	0.3
TPL contingent consideration (2)	3.0	3.0	—	—	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	135.4	135.4	—	—	—
TRP Revolver	280.0	280.0	—	280.0	—
Senior unsecured notes	4,884.0	4,192.0	—	4,192.0	—
Accounts receivable securitization facility	219.3	219.3	—	219.3	—

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

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

We reported certain of our swaps and option contracts at fair value using Level 3 inputs due to such derivatives not having observable implied volatilities or market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of September 30, 2016, we had 21 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2015	$3.7	$(3.0)

Change in fair value of TPL contingent consideration	-	0.3
New Level 3 instruments	1.0	-
Settlements included in Revenue	(1.0)	-
Unrealized gain/(loss) included in OCI	(3.8)	-
Balance, September 30, 2016	$(0.1)	$(2.7)

For the nine months ended September 30, 2016, we had no transfers of financial instruments out of Level 3 and into Level 2. Historically, transfers relate to long-term over-the-counter swaps for natural gas and NGL products with deliveries for which observable market prices were available.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Targa billings of payroll and related costs included in operating expense	$42.6	$41.4	$125.0	$118.3
Targa allocation of general and administrative expense	40.1	39.4	117.7	118.3
Cash distributions to Targa based on IDR and unit ownership	178.9	61.4	395.1	172.0
Cash contributions from Targa for issuance of common units	210.7	—	1,167.2	—
Cash contributions from Targa to maintain its 2% general partner ownership	4.3	1.4	23.8	60.1

Note 15 - Contingencies

Legal Proceedings

Litigation related to TRC/TRP Merger

On December 16, 2015, two purported unitholders of TRP (the “State Court Plaintiffs”) filed a putative class action and derivative lawsuit challenging the TRC/TRP Merger against TRC, TRP (as a nominal defendant), TRP GP, the members of the board of TRP GP (the “TRP GP Board”) and Merger Sub (collectively, the “State Court Defendants”). This lawsuit is styled Leslie Blumberg et al. v. TRC Resources Corp., et al., Cause No. 2015-75481, in the 234th Judicial District Court of Harris County, Texas (the “State Court Lawsuit”). The State Court Plaintiffs amended the State Court Lawsuit on July 26, 2016.

The State Court Plaintiffs allege several causes of action challenging the TRC/TRP Merger. Generally, the State Court Plaintiffs allege that (i) the members of the TRP GP Board breached express and/or implied duties under the Partnership Agreement and (ii) TRC, TRP GP, and Merger Sub aided and abetted in these alleged breaches of duties. The State Court Plaintiffs further allege, in general, that (a)

the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair, (e) the TRP GP Board had conflicts of interest due to TRC’s control of TRP GP, (f) the TRP GP Conflicts Committee’s financial advisor was conflicted and conducted flawed analyses, and (g) the joint proxy statement/prospectus filed in connection with the TRC/TRP Merger (the “Proxy”) failed to disclose allegedly material information concerning, among other things, (i) the TRC and TRP projections included in the Proxy, and (ii) the analyses conducted by the TRP GP Conflicts Committee’s financial advisor in connection with the TRC/TRP Merger.

Based on these allegations, the State Court Plaintiffs seek damages and attorneys’ fees.  On February 26 and 29, 2016, the State Court Defendants filed general denials and asserted affirmative defenses. On August 26, 2016, the State Court Defendants filed Special Exceptions and a Motion for Summary Judgment seeking to have the State Court Lawsuit dismissed in its entirety with prejudice. The

Special Exceptions and Motion for Summary Judgment are pending before the Court.

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

Environmental Proceedings

On June 18, 2015, the New Mexico Environment Department’s Air Quality Bureau issued a Notice of Violation to Targa Midstream Services LLC for alleged violations of air emissions regulations related to emissions events that occurred at the Monument Gas Plant between June 2014 and December 2014.  The Monument Gas Plant is owned and operated by Versado Gas Processors, L.L.C., which was a joint venture in which we owned a 63% interest and Targa Midstream Services LLC served as operator until October 31, 2016, when we acquired the remaining 37% membership interest from Chevron U.S.A Inc. The Partnership is in discussions with the New Mexico Environment Department to resolve the alleged violations. The Partnership anticipates that this matter could result in a monetary sanction in excess of $100,000 but less than $300,000.

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 16 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Cash:
Interest paid, net of capitalized interest (1)	$197.1	$147.6
Income taxes paid, net of refunds	1.2	4.1
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$16.9	$1.2
Impact of capital expenditure accruals on property, plant and equipment	(0.5)	(57.2)
Transfers from materials and supplies inventory to property, plant and equipment	1.9	2.9
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	(9.2)	3.8
Non-cash financing activities:
Debt additions and retirements related to exchange of TRP 6⅝% Notes for APL 6⅝% Notes	$—	$342.1
Cancellation of treasury units	(10.4)	—
Accrued distributions on unvested equity awards under share compensation arrangements	0.2	1.1
Receivables from equity issuances	—	—
Non-cash balance sheet movements related to the Atlas Merger (See Note 4 - Business Acquisitions):
Non-cash merger consideration - common units and replacement equity awards	$—	$2,583.5
Special GP Interest	—	1,612.4
Current liabilities retained by Targa	—	(0.4)
Net non-cash balance sheet movements excluded from consolidated statements of cash flows	—	4,195.5
Net cash merger consideration included in investing activities	—	828.7
Total fair value of consideration transferred	$—	$5,024.2

(1)	Interest capitalized on major projects was $7.2 million and $9.1 million for the nine months ended September 30, 2016 and 2015.

Note 17 — Segment Information

We operate in two primary segments (previously referred to as divisions): (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Concurrent with the completion of the TRC/TRP Merger in the first quarter of 2016, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of aggregation for our reportable segments. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$172.2	$1,215.3	$11.2	$—	$1,398.7
Fees from midstream services	120.6	133.0	—	—	253.6
	292.8	1,348.3	11.2	—	1,652.3
Intersegment revenues
Sales of commodities	574.8	76.3	—	(651.1)	—
Fees from midstream services	1.9	6.6	—	(8.5)	—
	576.7	82.9	—	(659.6)	—
Revenues	$869.5	$1,431.2	$11.2	$(659.6)	$1,652.3
Operating margin	$149.4	$126.0	$11.2	$—	$286.6
Other financial information:
Total assets (1)	$10,047.3	$2,737.5	$47.2	$76.2	$12,908.2
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$97.1	$36.2	$—	$1.3	$134.6

(1)	Corporate assets at the segment level primarily include tax-related assets, cash and prepaids.

	Three Months Ended September 30, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$470.3	$829.2	$21.8	$—	$1,321.3
Fees from midstream services	117.3	193.5	—	—	310.8
	587.6	1,022.7	21.8	—	1,632.1
Intersegment revenues
Sales of commodities	253.4	48.9	—	(302.3)	—
Fees from midstream services	2.4	4.1	—	(6.5)	—
	255.8	53.0	—	(308.8)	—
Revenues	$843.4	$1,075.7	$21.8	$(308.8)	$1,632.1
Operating margin	$140.5	$163.8	$21.8	$—	$326.1
Other financial information:
Total assets (1)	$10,649.5	$2,447.3	$137.6	$48.5	$13,282.9
Goodwill	$551.4	$—	$—	$—	$551.4
Capital expenditures	$115.1	$68.4	$—	$2.7	$186.2

(1)	Corporate assets at the segment level primarily include tax-related assets, cash and prepaids.

	Nine Months Ended September 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$441.3	$3,384.7	$56.9	$—	$3,882.9
Fees from midstream services	360.9	434.6	—	—	795.5
	802.2	3,819.3	56.9	—	4,678.4
Intersegment revenues
Sales of commodities	1,455.8	176.3	—	(1,632.1)	—
Fees from midstream services	5.8	15.1	—	(20.9)	—
	1,461.6	191.4	—	(1,653.0)	—
Revenues	$2,263.8	$4,010.7	$56.9	$(1,653.0)	$4,678.4
Operating margin	$404.1	$424.6	$56.9	$—	$885.6
Other financial information:
Total assets (1)	$10,047.3	$2,737.5	$47.2	$76.2	$12,908.2
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$271.3	$151.9	$—	$3.3	$426.5
(1)	Corporate assets at the segment level primarily include tax related assets, cash and prepaids.

	Nine Months Ended September 30, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,177.5	$2,881.4	$60.7	$—	$4,119.6
Fees from midstream services	302.9	588.7	—	—	891.6
	1,480.4	3,470.1	60.7	—	5,011.2
Intersegment revenues
Sales of commodities	802.1	152.3	—	(954.4)	—
Fees from midstream services	6.3	13.7	—	(20.0)	—
	808.4	166.0	—	(974.4)	—
Revenues	$2,288.8	$3,636.1	$60.7	$(974.4)	$5,011.2
Operating margin	$372.0	$519.0	$60.7	$—	$951.7
Other financial information:
Total assets (1)	$10,649.5	$2,447.3	$137.6	$48.5	$13,282.9
Goodwill	$551.4	$—	$—	$—	$551.4
Capital expenditures	$356.6	$209.4	$—	$5.0	$571.0
Business acquisition	$5,024.2	$—	$—	$—	$5,024.2
(1)	Corporate assets at the segment level primarily include tax related assets, cash and prepaids.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales of commodities:
Natural gas	$465.6	$456.1	$1,102.0	$1,201.6
NGL	866.7	772.2	2,575.8	2,656.9
Condensate	35.0	40.4	96.2	113.1
Petroleum products	20.2	30.8	52.0	87.3
Derivative activities	11.2	21.8	56.9	60.7
	1,398.7	1,321.3	3,882.9	4,119.6
Fees from midstream services:
Fractionating and treating	33.2	55.7	94.8	160.1
Storage, terminaling, transportation and export	89.7	126.8	316.3	384.6
Gathering and processing	110.9	106.6	329.9	280.7
Other	19.8	21.7	54.5	66.2
	253.6	310.8	795.5	891.6
Total revenues	$1,652.3	$1,632.1	$4,678.4	$5,011.2

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of operating margin to net income (loss):
Operating margin	$286.6	$326.1	$885.6	$951.7
Depreciation and amortization expenses	(184.0)	(165.8)	(563.6)	(448.3)
General and administrative expenses	(44.0)	(42.9)	(132.3)	(130.1)
Goodwill impairment	—	—	(24.0)	—
Interest expense, net	(57.9)	(61.6)	(171.2)	(171.1)
Other, net	(5.8)	(2.9)	5.0	(17.4)
Income tax (expense) benefit	(1.0)	0.4	—	(0.4)
Net income (loss)	$(6.1)	$53.3	$(0.5)	$184.4

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

Our Operations

We are a leading United States provider of midstream natural gas and NGL services, with a growing presence in crude oil gathering and petroleum terminaling. Our common units were listed on the NYSE under the symbol “NGLS” prior to TRC's acquisition on February 17, 2016 of all of our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

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

Concurrent with the TRC/TRP Merger, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team.

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

The Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing operations and are predominantly located in Mont Belvieu and Galena Park, Texas, Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of our commodity derivative activities which are included in operating margin.

Volatility of Commodity Prices

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Prices of oil and natural gas have been volatile, and we expect this volatility to continue. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related reduced activity levels from our customers. Beginning in the fourth quarter of 2014, oil and natural gas prices declined significantly primarily due to global supply and demand imbalances. Oil and natural gas prices continued to decline in 2015 and have remained depressed in 2016 as compared to 2014 levels.

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

Channelview Splitter

On December 27, 2015, we and Noble entered into the Splitter Agreement under which we will build and operate a 35,000 barrel per day crude and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”). The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. As contemplated by the December 2014 Agreement, the Splitter Agreement completes and terminates the December 2014 Agreement, while retaining our economic benefits from that agreement. The first annual payment due under the Splitter Agreement was received in October 2016 and will be reflected as deferred revenue as a component of Other long-term liabilities on our Consolidated Balance Sheet.

Gathering and Processing Segment Expansion

Permian Basin Buffalo Plant

In April 2016, we commenced commercial operations of a new 200 MMcf/d cryogenic processing plant, known as the Buffalo Plant, in our WestTX system. This project also included the laying of new high and low pressure gathering lines in Martin and Andrews counties of Texas. Total growth capital expenditures for the Buffalo Plant were approximately $140 million (our net growth capital expenditures were approximately $102 million). The addition of the Buffalo Plant will enable us to meet increasing production from our joint venture partner in WestTX, Pioneer (the largest active driller in the Spraberry and Wolfberry Trends), and from other producers in the area.

Eagle Ford Shale Natural Gas Processing Joint Venture

In October 2015, we announced that we had entered into joint venture agreements with Sanchez Energy Corporation (“Sanchez”) to construct a new 200MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Plant”) and approximately 45 miles of associated pipelines. In July 2016, Sanchez sold its interest in the gathering joint venture to Sanchez Production L.P. ("SPP") and in October 2016 announced an agreement to sell its interest in the processing joint venture to SPP. We own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect Sanchez's Catarina gathering system to the plant. We hold a portion of the transportation capacity on the pipeline, and the gathering joint venture receives fees for transportation. We expect to invest approximately $125 million of growth capital expenditures related to the joint ventures.

The Raptor Plant will accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering lines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We will manage construction and operations of the plant and high pressure gathering lines, and the plant is expected to begin operations in early 2017. Prior to the plant being placed in service, we benefit from Sanchez natural gas volumes that are processed at our Silver Oak facilities in Bee County, Texas.

Additional WestTX System Processing Capacity

In November 2016, we announced plans to restart the currently idled 45 MMcf/d Benedum cryogenic processing plant in our WestTX system.  The Benedum Plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward Plant.  Also in November 2016, we announced plans to build a new 200 MMcf/d cryogenic processing plant in WestTX. The new plant is expected to be completed by the end of 2017. Also in November 2016, we announced that we were adding 20 MMcf/d of capacity at our Midkiff plant, increasing overall plant capacity from 60 MMcf/d to 80 MMcf/d.

In addition to the major projects noted above, we have other growth capital expenditures in 2016 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. On October 31, 2016, we acquired the remaining 37% membership interest in Versado Gas Processors, L.L.C. from Chevron U.S.A. Inc. In the current environment, we will continue to evaluate other potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Financing Activities

During the nine months ended September 30, 2016, we repurchased a portion of our outstanding senior notes on the open market, paying $534.3 million plus accrued interest to repurchase $559.2 million of the notes. The repurchases resulted in a $21.4 million net gain, which included the write-off of $3.5 million in related debt issuance costs.

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During the nine months ended September 30, 2016, Targa made capital contributions to us of $1,191.0 million. Related to these capital contributions, we issued to Targa 58,621,036 common units, and Targa issued general partner units of 1,196,346 to maintain its 2% general partner interest. Proceeds from these contributions were used for general partnership purposes including repayment of indebtedness.

In October 2016, we issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027 (collectively, the “2016 Senior Notes”), yielding net proceeds of approximately $496.2 million and $496.2 million, respectively. The net proceeds from the offering of the 2016 Senior Notes (the “October 2016 Offering”), along with borrowings under the TRP Revolver were used to fund concurrent tender offers for other series of senior notes.

Concurrently with the October 2016 offering, we commenced tender offers (the “Tender Offers”) to purchase for cash, subject to certain conditions, up to specified aggregate maximum purchase amounts of our 5% Senior Notes due January 2018 (the “5% Notes”), 6⅝% Senior Notes due October 2020 (the “6⅝% Notes”) and 6⅞% Senior Notes due February 2021 (the “6⅞% Notes” and together with the 5% Notes and 6⅝% Notes, the “Tender Notes”). The total consideration for each series of Tender Notes included a premium for each $1,000 principal amount of notes that was tendered as of the early tender date of October 5, 2016. The Tender Offers were fully subscribed and we accepted for purchase all Tender Notes that were validly tendered as of the early tender date.

The results of the Tender Offers, which closed in October 2016, were:

Senior Notes	Outstanding Note Balance Prior to Tender Offers	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer Payments	Note Balance After Tender Offers
5% Senior Notes	$733.6	$483.1	$16.9	$5.4	$505.4	$250.5
6⅝% Senior Notes	309.9	281.7	10.5	0.3	292.5	28.2
6⅞% Senior Notes	478.6	373.5	14.4	4.6	392.5	105.1
	$1,522.1	$1,138.3	$41.8	$10.3	$1,190.4	$383.8

Subsequent to the closing of the Tender Offers in October 2016, we issued notices of full redemption to the trustees and noteholders of the 6⅝% Notes and the 6⅞% Notes for the note balances remaining after the Tender Offers. In addition, we issued notice of full redemption to the trustees of the 6⅝% APL Notes due October 2020. The redemption price for the 6⅝% Notes and the 6⅝% APL Notes due October 2020 was 103.313% of the principal amount, while the redemption price for the 6⅞% Notes was 103.438% of the principal amount. The aggregate principal amount outstanding of all three series of notes totaling $146.2 million will be redeemed on November 15, 2016 for a total payment of $151.1 million, excluding accrued interest.

In October 2016, we entered into the Second Amendment and Restatement Agreement (the “Restatement”) to effectuate the Third Amended and Restated Credit Agreement (the “TRP Credit Agreement”). The TRP Credit Agreement amended and restated the TRP Revolver to extend the maturity date from October 2017 to October 2020. The available commitments under the TRP Revolver of $1.6 billion remained unchanged while our ability to request additional commitments increased from up to $300.0 million to up to $500.0 million. The TRP Revolver continues to bear interest costs that are dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, and the covenants also remained substantially the same. The TRP Credit Agreement designates TPL and certain of its subsidiaries as “Restricted Subsidiaries” and provides for certain changes to occur upon our receiving an investment grade credit rating from Moody’s or S&P including the release of the security interests in all collateral at our request.

Subsequent to entering into the TRP Credit Agreement, we executed supplemental indentures relating to all of our outstanding series of Senior Notes to designate the TPL subsidiaries as Restricted Subsidiaries under the TRP Credit Agreement as guarantors of the Senior Notes.

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

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments were effective for us in 2016 with no impact on our consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $38.3 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of September 30, 2016 has $29.4 million in unamortized debt issuance costs classified in Long-term debt.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt the amendments in the first quarter of 2019 and are currently evaluating the impacts of the amendments to our consolidated financial statements and accounting practices for leases.

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

Cash Flow Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). These amendments clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows related to the following transactions: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance; (6) distributions received from equity method investees; and (7) beneficial interests in securitization transactions. Additionally, the update clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

Recognition of Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this update are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

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

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses, (3) capital expenditures and (4) the following non-GAAP measures: gross margin, operating margin, and adjusted EBITDA.

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our profitability is impacted by our ability to add new sources of natural gas supply and crude oil supply to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third-parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to our Downstream Business fractionation facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to TRP before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments, including the cash impact of hedges acquired in the APL merger; non-cash compensation on TRP equity grants; transaction costs related to business acquisitions; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss) attributable to TRP. Adjusted EBITDA should not be considered as an alternative to GAAP net income. Adjusted EBITDA has important limitations as an analytical tool. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated, with 2015 amounts presented for comparative purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of TRP Gross Margin and
Operating Margin to Net Income:
Gross margin	$429.6	$468.8	$1,299.5	$1,361.2
Operating expenses	(143.0)	(142.7)	(413.9)	(409.5)
Operating margin	286.6	326.1	885.6	951.7
Depreciation and amortization expenses	(184.0)	(165.8)	(563.6)	(448.3)
General and administrative expenses	(44.0)	(42.9)	(132.3)	(130.1)
Goodwill impairment	-	-	(24.0)	-
Interest expense, net	(57.9)	(61.6)	(171.2)	(171.1)
Income tax (expense) benefit	(1.0)	0.4	-	(0.4)
Gain (loss) on sale or disposition of assets	(4.7)	-	(5.7)	0.2
Gain (loss) from financing activities	-	(0.5)	21.4	(0.5)
Other, net	(1.1)	(2.4)	(10.7)	(17.1)
Net income (loss)	$(6.1)	$53.3	$(0.5)	$184.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(10.8)	$48.5	$(14.0)	$167.1
Interest expense, net	57.9	61.6	171.2	171.1
Income tax expense (benefit)	1.0	(0.4)	—	0.4
Depreciation and amortization expenses	184.0	165.8	563.6	448.3
Goodwill impairment	—	—	24.0	—
(Gain) loss on sale or disposition of assets	4.7	—	5.7	(0.2)
(Gain) loss from financing activities	—	0.5	(21.4)	0.5
(Earnings) loss from unconsolidated affiliates	2.2	1.6	11.4	1.1
Distributions from unconsolidated affiliates and preferred partner interests, net	3.8	6.9	12.6	17.3
Change in contingent consideration	(0.3)	—	(0.3)	—
Compensation on TRP equity grants	—	0.4	2.2	9.3
Transaction costs related to business acquisitions	—	0.6	—	14.9
Risk management activities	6.2	21.8	18.7	46.0
Noncontrolling interests adjustments (1)	(8.4)	(4.8)	(20.5)	(13.4)
TRP Adjusted EBITDA	$240.3	$302.5	$753.2	$862.4

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	($ in millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$1,398.7	$1,321.3	$77.4	6%	$3,882.9	$4,119.6	$(236.7)	(6%)
Fees from midstream services	253.6	310.8	(57.2)	(18%)	795.5	891.6	(96.1)	(11%)
Total revenues	1,652.3	1,632.1	20.2	1%	4,678.4	5,011.2	(332.8)	(7%)
Product purchases	1,222.7	1,163.3	59.4	5%	3,378.9	3,650.0	(271.1)	(7%)
Gross margin (1)	429.6	468.8	(39.2)	(8%)	1,299.5	1,361.2	(61.7)	(5%)
Operating expenses	143.0	142.7	0.3	0%	413.9	409.5	4.4	1%
Operating margin (1)	286.6	326.1	(39.5)	(12%)	885.6	951.7	(66.1)	(7%)
Depreciation and amortization expenses	184.0	165.8	18.2	11%	563.6	448.3	115.3	26%
General and administrative expenses	44.0	42.9	1.1	3%	132.3	130.1	2.2	2%
Goodwill impairment	—	—	—	—	24.0	—	24.0	—
Other operating expenses	4.9	0.1	4.8	NM	6.1	0.6	5.5	NM
Income from operations	53.7	117.3	(63.6)	(54%)	159.6	372.7	(213.1)	(57%)
Interest expense, net	(57.9)	(61.6)	3.7	6%	(171.2)	(171.1)	(0.1)%
Equity earnings (loss)	(2.2)	(1.6)	(0.6)	38%	(11.4)	(1.1)	(10.3)	NM
Gain (loss) from financing activities	—	(0.5)	0.5	100%	21.4	(0.5)	21.9	NM
Other income (expense)	1.3	(0.7)	2.0	286%	1.1	(15.2)	16.3	107%
Income tax (expense) benefit	(1.0)	0.4	(1.4)	NM	—	(0.4)	0.4	100%
Net income (loss)	(6.1)	53.3	(59.4)	(111%)	(0.5)	184.4	(184.9)	(100%)
Less: Net income (loss) attributable to noncontrolling interests	4.7	4.8	(0.1)	(2%)	13.5	17.3	(3.8)	(22%)
Net income (loss) attributable to limited and general partners	$(10.8)	$48.5	$(59.3)	(122%)	$(14.0)	$167.1	$(181.1)	(108%)
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$240.3	$307.1	$(66.8)	(22%)	$753.2	$862.4	$(109.2)	(13%)
Capital expenditures	134.6	186.2	(51.6)	(28%)	426.5	571.0	(144.5)	(25%)
Business acquisitions	—	—	—	—	—	5,024.2	(5,024.2)	(100%)
Operating statistics:
Crude oil gathered, MBbl/d	103.9	108.9	(5.0)	(5%)	105.7	105.4	0.3	0%
Plant natural gas inlet, MMcf/d (2)(3)(4)	3,370.1	3,452.5	(82.4)	(2%)	3,432.9	3,163.5	269.4	9%
Gross NGL production, MBbl/d (4)	310.4	284.5	25.9	9%	305.4	256.8	48.6	19%
Export volumes, MBbl/d (5)	156.7	184.1	(27.4)	(15%)	173.0	180.0	(7.0)	(4%)
Natural gas sales, BBtu/d (3)(4)(6)	1,993.0	1,932.3	60.7	3%	1,975.4	1,721.4	254.0	15%
NGL sales, MBbl/d (4)(6)	497.3	500.1	(2.8)	(1%)	520.6	501.5	19.1	4%
Condensate sales, MBbl/d (4)	10.0	10.8	(0.8)	(7%)	10.3	9.5	0.8	8%

(1)

Gross margin, operating margin, and adjusted EBITDA are non-GAAP financial measures discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.

(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
(5)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine terminal that are destined for international markets.
(6)	Includes the impact of intersegment eliminations.

NM      Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The increase in revenues was primarily due to higher NGL prices ($104.0 million) and higher natural gas sales volumes ($14.3 million), partially offset by decreased fee-based and other revenues ($57.1 million) from lower fractionation and export fees, and lower crude and natural gas prices ($11.3 million).

Higher NGL prices brought a commensurate increase in product purchases.

The lower operating margin and gross margin in 2016 was primarily attributable to decreased segment results for Logistics and Marketing. Improved margins in our Gathering and Processing segment were essentially offset by lower commodity derivative settlement revenues in Other. Operating expenses were relatively flat in 2016 as compared to 2015. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses primarily reflects the impact of growth investments from system expansions.

General and administrative expenses were relatively flat in 2016 as compared to 2015.

Other operating expenses in 2016 include the loss on decommissioning of two storage wells at our Hattiesburg facility and an acid gas injection well at our Versado facility.

The decrease in net interest expense in 2016 is primarily due to $4.2 million of non-cash interest income resulting from the change in estimated redemption value of the mandatorily redeemable preferred interests for the three months ended September 30, 2016.

The decrease in net income attributable to noncontrolling interests was primarily attributable to overall lower earnings for the third quarter of 2016 at our joint ventures.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The decrease in revenues was primarily due to lower commodity prices ($521.6 million), partially offset by the favorable impact of inclusion of two additional months of operations of TPL during 2016 ($270.1 million). Additionally, fee-based and other revenues decreased due to lower fractionation and export fees ($97.9 million), partially offset by the impact of an additional two months of TPL’s fee revenue in 2016 ($40.9 million).

Lower commodity prices brought a commensurate reduction in product purchases, partially offset by the inclusion of two additional months of operations from TPL in 2016 ($137.5 million).

The lower operating and gross margin in 2016 reflects decreased segment margin results for Logistics and Marketing, partially offset by increased Gathering and Processing margins. Operating expenses were relatively flat compared to 2015 due to the inclusion of TPL’s operations for an additional two months in 2016, offset by a continued focused cost reduction effort throughout our operating areas. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses is primarily due to an additional two months of TPL operations in 2016, growth investments from other system expansions including CBF Train 5, the Buffalo Plant, compressor stations and pipelines, and higher amortization of the Badlands intangible assets.

General and administrative expenses, which include TPL operations for an additional two months in 2016, reflect operational synergies, including integrating TPL into Targa’s insurance program.

During 2016, we recognized an additional impairment of goodwill of $24.0 million to finalize the $290.0 million provisional impairment recorded during the fourth quarter of 2015.

Other operating expenses in 2016 include the loss on decommissioning of two storage wells at our Hattiesburg facility and an acid gas injection well at our Versado facility.

Net interest expense was relatively flat, resulting from higher interest expense from an increase in borrowings primarily from the September 2015 issuance of $600.0 million of 6¾% Senior Notes, offset by $18.8 million of non-cash interest income from a reduction in the estimated redemption value of the mandatorily redeemable preferred interests during 2016 and lower interest expense resulting from $534.3 million of open market debt repurchases during 2016.

The decrease in equity earnings (loss) is due to lower operating results from GCF and the inclusion of an additional two months of equity losses from the T2 Joint Ventures in 2016.

During the nine months ended September 30, 2016, we repurchased $534.3 million of debt in open market purchases, which generated a net gain of $21.4 million.

Other expense in 2015 was primarily attributable to non-recurring transaction costs related to the APL merger.

The decrease in net income attributable to noncontrolling interests was primarily attributable to lower earnings in 2016 at our joint ventures.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
Three Months Ended:
September 30, 2016	$149.4	$126.0	$11.2	$286.6
September 30, 2015	140.5	163.8	21.8	326.1

Nine Months Ended:
September 30, 2016	$404.1	$424.6	$56.9	$885.6
September 30, 2015	372.0	519.0	60.7	951.7

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Gross margin	$231.7	$224.0	$7.7	3%	$648.0	$609.0	$39.0	6%
Operating expenses	82.3	83.5	(1.2)	(1%)	243.9	237.0	6.9	3%
Operating margin	$149.4	$140.5	$8.9	6%	$404.1	$372.0	$32.1	9%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	262.5	240.2	22.3	9%	255.1	231.6	23.5	10%
WestTX (5)	519.4	460.2	59.2	13%	491.3	344.3	147.0	43%
Sand Hills (4)	140.9	168.1	(27.2)	(16%)	142.6	166.1	(23.5)	(14%)
Versado	180.6	187.8	(7.2)	(4%)	176.5	182.3	(5.8)	(3%)
Total Permian	1,103.4	1,056.3	47.1		1,065.5	924.3	141.2

SouthTX (5)	218.0	139.1	78.9	57%	219.7	113.2	106.5	94%
North Texas	315.2	339.1	(23.9)	(7%)	323.4	351.7	(28.3)	(8%)
SouthOK (5)	469.8	473.8	(4.0)	(1%)	466.1	378.2	87.9	23%
WestOK (5)	434.4	563.4	(129.0)	(23%)	455.6	458.6	(3.0)	(1%)
Total Central	1,437.4	1,515.4	(78.0)		1,464.8	1,301.7	163.1

Badlands (6)	53.8	50.7	3.1	6%	52.9	46.6	6.3	14%
Total Field	2,594.6	2,622.4	(27.8)		2,583.2	2,272.6	310.6

Coastal	775.5	830.1	(54.6)	(7%)	849.7	891.0	(41.3)	(5%)

Total	3,370.1	3,452.5	(82.4)	(2%)	3,432.9	3,163.6	269.3	9%
Gross NGL production, MBbl/d (3)
SAOU (4)	32.8	28.6	4.2	15%	31.4	27.2	4.2	15%
WestTX (5)	67.6	53.6	14.0	26%	60.7	40.1	20.6	51%
Sand Hills (4)	15.2	17.5	(2.3)	(13%)	15.0	17.6	(2.6)	(15%)
Versado	21.8	24.0	(2.2)	(9%)	21.3	23.5	(2.2)	(9%)
Total Permian	137.4	123.7	13.7		128.4	108.4	20.0

SouthTX (5)	20.9	13.7	7.2	53%	25.1	13.2	11.9	90%
North Texas	36.2	39.0	(2.8)	(7%)	36.3	40.2	(3.9)	(10%)
SouthOK (5)	42.4	30.3	12.1	40%	39.3	23.4	15.9	68%
WestOK (5)	27.2	27.9	(0.7)	(3%)	27.9	22.9	5.0	22%
Total Central	126.7	110.9	15.8		128.6	99.7	28.9

Badlands	7.8	7.4	0.4	5%	7.5	6.3	1.2	19%
Total Field	271.9	242.0	29.9		264.5	214.4	50.1

Coastal	38.6	41.4	(2.8)	(7%)	41.0	41.0	-	-

Total	310.5	283.4	27.1	10%	305.5	255.4	50.1	20%
Crude oil gathered, MBbl/d	103.9	108.9	(5.0)	(5%)	105.7	105.4	0.3	0%
Natural gas sales, BBtu/d (3)	1,617.6	1,746.2	(128.6)	(7%)	1,636.8	1,540.1	96.7	6%
NGL sales, MBbl/d	248.4	223.4	25.0	11%	241.3	198.5	42.8	22%
Condensate sales, MBbl/d	9.7	10.6	(0.9)	(8%)	10.0	9.3	0.7	8%
Average realized prices (7):
Natural gas, $/MMBtu	2.49	2.52	(0.03)	(1%)	1.96	2.49	(0.53)	(21%)
NGL, $/gal	0.36	0.32	0.04	13%	0.33	0.36	(0.03)	(8%)
Condensate, $/Bbl	38.29	40.68	(2.39)	(6%)	34.18	44.02	(9.84)	(22%)

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The increase in gross margin was primarily due to higher NGL prices offset by lower inlet volumes and lower condensate prices. Plant inlet volumes increased in the Permian region driven by WestTX and SAOU. The volume increase at SouthTX partially offset an overall inlet volume decrease in the Central region. Despite overall lower inlet volumes, NGL production increased primarily due to additional ethane recovery at SouthOK. Natural gas sales volumes decreased due to lower inlet volumes. Badlands natural gas volumes increased due to system expansions for specific gas and oil producers while crude oil volumes decreased due to reduced producer activity by crude oil only producers.

Operating expenses decreased primarily due to a continued focus on cost reductions, which more than offset increased expenses associated with the commencement of commercial operations in April 2016 at the Buffalo plant in WestTX, other system expansions and an operational issue at Versado.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The increase in gross margin was primarily due to the inclusion of the TPL volumes for three quarters of 2016 partially offset by lower commodity prices and lower inlet volumes on our other systems. The plant inlet volume increases in the Permian region attributable to SAOU were offset by reduced producer activity and operational issues at Sand Hills and Versado and in the Central region by reduced producer activity and volumes in North Texas. Badlands crude oil and natural gas volumes increased due to plant and system expansions. Coastal plant inlet volumes decreased due to current market conditions and the decline of off-system volumes partially offset by additional higher GPM volumes.

Excluding the impact of including operating expenses for TPL for an additional two months in 2016 and system expansions, operating expenses for most areas were significantly lower due to a continued focused cost reduction effort.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Gathering and Processing segment:

	Three Months Ended September 30, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	262.5	100%	262.5	262.5
WestTX (5)(6)(7)	713.4	73%	519.4	519.4
Sand Hills (4)	140.9	100%	140.9	140.9
Versado (8)	180.6	63%	113.8	180.6
Total Permian	1,297.4		1,036.6	1,103.4

SouthTX (5)	218.0	Varies (9)	205.6	218.0
North Texas	315.2	100%	315.2	315.2
SouthOK (5)	469.8	Varies (10)	392.8	469.8
WestOK (5)	434.4	100%	434.4	434.4
Total Central	1,437.4		1,348.0	1,437.4

Badlands (11)	53.8	100%	53.8	53.8
Total Field	2,788.6		2,438.4	2,594.6

Gross NGL production, MBbl/d (2)
SAOU (4)	32.8	100%	32.8	32.8
WestTX (5)(6)(7)	92.9	73%	67.6	67.6
Sand Hills (4)	15.2	100%	15.2	15.2
Versado (8)	21.8	63%	13.7	21.8
Total Permian	162.7		129.3	137.4

SouthTX (5)	20.9	Varies (9)	19.7	20.9
North Texas	36.2	100%	36.2	36.2
SouthOK (5)	42.4	Varies (10)	39.1	42.4
WestOK (5)	27.2	100%	27.2	27.2
Total Central	126.7		122.2	126.7

Badlands	7.8	100%	7.8	7.8
Total Field	297.2		259.3	271.9

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing.
(5)	Operations acquired as part of the APL merger effective February 27, 2015.
(6)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(7)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
(8)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(9)

SouthTX includes the Silver Oak II plant, of which TPL has owned a 90% interest since January 2016, and prior to which TPL owned a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(11)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended September 30, 2015
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	240.2	100%	240.2	240.2
WestTX (5)(6)	632.1	73%	460.2	460.2
Sand Hills (4)	168.1	100%	168.1	168.1
Versado (7)	187.8	63%	118.3	187.8
Total Permian	1,228.2		986.8	1,056.3

SouthTX (5)	139.1	100%	139.1	139.1
North Texas	339.1	100%	339.1	339.1
SouthOK (5)	473.8	Varies (8)	397.1	473.8
WestOK (5)	563.4	100%	563.4	563.4
Total Central	1,515.4		1,438.7	1,515.4

Badlands (9)	50.7	100%	50.7	50.7
Total Field	2,794.3		2,476.2	2,622.4

Gross NGL production, MBbl/d (2)
SAOU (4)	28.6	100%	28.6	28.6
WestTX (5)(6)	73.6	73%	53.6	53.6
Sand Hills (4)	17.5	100%	17.5	17.5
Versado (7)	24.0	63%	15.1	24.0
Total Permian	143.7		114.8	123.7

SouthTX (5)	13.7	100%	13.7	13.7
North Texas	39.0	100%	39.0	39.0
SouthOK (5)	30.3	Varies (8)	27.0	30.3
WestOK (5)	27.9	100%	27.9	27.9
Total Central	110.9		107.6	110.9

Badlands	7.4	100%	7.4	7.4
Total Field	262.0		229.8	242.0

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
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
(7)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(8)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

	($ in millions)
Gross margin	$186.7	$223.3	$(36.6)	(16%)	$594.6	$692.0	$(97.4)	(14%)
Operating expenses	60.7	59.5	1.2	2%	170.0	173.0	(3.0)	(2%)
Operating margin	$126.0	$163.8	$(37.8)	(23%)	$424.6	$519.0	$(94.4)	(18%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	313.2	344.6	(31.4)	(9%)	312.8	347.7	(34.9)	(10%)
LSNG treating volumes (2)	25.6	23.8	1.8	8%	23.3	22.8	0.5	2%
Benzene treating volumes (2)	20.2	23.8	(3.6)	(15%)	21.4	22.8	(1.4)	(6%)
Export volumes, MBbl/d (4)	156.7	184.1	(27.4)	(15%)	173.0	180.0	(7.0)	(4%)
NGL sales, MBbl/d	452.4	392.1	60.3	15%	466.3	416.3	50.0	12%
Average realized prices:
NGL realized price, $/gal	$0.46	$0.41	$0.06	15%	$0.45	$0.47	$(0.02)	(4%)
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Logistics and Marketing gross margin decreased primarily due to lower LPG export margin, the realization in 2015 of contract renegotiation fees related to our crude and condensate splitter project, and various other items, partially offset by increased fractionation margin.  LPG export margin decreased due to lower fees and volumes, partially offset by cancellation fees.  Fractionation margin increased primarily due to higher system product gains, partially offset by a decrease in supply volume.

Operating expenses increased due to higher taxes associated with the start-up of CBF Train 5, partially offset by lower maintenance expense resulting primarily from fewer required well workovers and pipeline integrity tests in the third quarter 2016 compared to the same period last year, with continued focused reductions in nonessential maintenance projects also contributing.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Logistics and Marketing gross margin decreased due to lower LPG export margin, the realization in 2015 of contract renegotiation fees related to our crude and condensate splitter project, lower fractionation margin and lower terminaling and storage throughput.  LPG export margin decreased due to lower fees and volumes, partially offset by cancellation fees.  Fractionation margin decreased due to lower volumes and system product gains, and was partially impacted by the variable effects of fuel and power which are largely reflected in lower operating expenses (see footnote (2) above).

Operating expenses decreased primarily due to lower fuel and power expense, and lower maintenance expense resulting from continued focused cost reductions in nonessential maintenance projects. These decreases were partially offset by higher taxes associated with the start-up of CBF Train 5.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	($ in millions)
Gross margin	$11.2	$21.8	$(10.6)	$56.9	$60.7	$(3.8)
Operating margin	$11.2	$21.8	$(10.6)	$56.9	$60.7	$(3.8)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2016 vs. 2015
Natural gas (BBtu)	13.8	$0.37	$5.1	11.0	$0.70	$7.7	$(2.6)
NGL (MMgal)	15.2	0.12	1.8	9.3	0.93	8.6	(6.8)
Crude oil (MBbl)	0.3	14.40	4.7	0.3	32.89	9.0	(4.3)
Non-hedge accounting (2)			(0.1)			(4.1)	4.0
Ineffectiveness (3)			(0.3)			0.6	(0.9)
			$11.2			$21.8	$(10.6)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2016 vs. 2015
Natural gas (BBtu)	34.0	$0.94	$31.9	21.1	$1.07	$22.6	$9.3
NGL (MMgal)	74.1	0.09	6.9	24.3	0.74	18.1	(11.2)
Crude oil (MBbl)	0.8	20.02	16.2	0.6	30.52	19.4	(3.2)
Non-hedge accounting (2)			2.5			(0.7)	3.2
Ineffectiveness (3)			(0.6)			1.3	(1.9)
			$56.9			$60.7	$(3.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of APL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $5.8 million and $20.9 million related to these novated contracts were received during the three and nine months ended September 30, 2016 and were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired with no effect on results of operations.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing our indebtedness and meeting our collateral requirements, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include weather, commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under our senior secured revolving credit facility (“TRP Revolver”), borrowings under the accounts receivable securitization facility (“Securitization Facility”), and access to debt markets. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Our liquidity as of October 17, 2016 , which reflects the TRP Credit Agreement, was:

		October 17, 2016
		(In millions)
Cash on hand		$160.5
Total commitments under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		225.0
		1,985.5

Less:	Outstanding borrowings under the TRP Revolver	(190.0)
	Outstanding borrowings under the Securitization Facility	(225.0)
	Outstanding letters of credit under the TRP Revolver	(13.5)
	Total liquidity	$1,557.0

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

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

Issuance of Senior Unsecured Notes and Concurrent Senior Notes Tender Offers

In October 2016, we issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027, yielding net proceeds of approximately $496.2 million and $496.2 million, respectively. The net proceeds from the October 2016 Offering along with borrowings under the TRP Revolver were used to fund concurrent tender offers for certain other series of senior notes.

Concurrently with the October 2016 Offering, we commenced the Tender Offers to purchase for cash, subject to certain conditions, up to specified aggregate maximum purchase amounts of the Tender Notes. The total consideration for each series of Tender Notes included a premium for each $1,000 principal amount of notes that was tendered as of the early tender date of October 5, 2016. The Tender Offers were fully subscribed and we accepted for purchase all Tender Notes that were validly tendered as of the early tender date, totaling $1,138.3 million of principal, as described in 2016 Developments above.

Note Redemptions

Subsequent to the closing of the Tender Offers in October 2016, we issued notices of full redemption to the trustees and noteholders of the 6⅝% Notes and the 6⅞% Notes for the note balances remaining after the Tender Offers. In addition, we issued notice of full redemption to the trustees of the 6⅝% APL Notes due October 2020. The redemption price for the 6⅝% Notes and the 6⅝% APL Notes due October 2020 was 103.313% of the principal amount, while the redemption price for the 6⅞% Notes was 103.438% of the principal amount. The aggregate principal amount outstanding of all three series of notes totaling $146.2 million will be redeemed on November 15, 2016 for a total redemption payment of $151.1 million, plus accrued interest.

TRP Revolver Amendment

In October 2016, we entered into the Restatement to effectuate the TRP Credit Agreement. The TRP Credit Agreement amended and restated the TRP Revolver to extend the maturity date from October 2017 to October 2020. The available commitments under the TRP Revolver of $1.6 billion remained unchanged while our ability to request additional commitments increased from up to $300.0 million to up to $500.0 million. The TRP Revolver continues to bear interest costs that are dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, and the covenants also remained substantially the same. The TRP Credit Agreement designates TPL and certain of its subsidiaries as “Restricted Subsidiaries” and provides for certain changes to occur upon our receiving an investment grade credit rating from Moody’s or S&P, including the release of the security interests in all collateral at our request.

Subsequent to entering into the TRP Credit Agreement, we executed supplemental indentures relating to all of our outstanding series of Senior Notes to designate the TPL subsidiaries as Restricted Subsidiaries under the TRP Credit Agreement as guarantors of the Senior Notes.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from NGL customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (1) our cash position; (2) liquids inventory levels and valuation, which we closely manage; (3) changes in the fair value of the current portion of derivative contracts; and (4) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Our working capital, exclusive of current debt obligations, decreased $57.0 million.  The majority of this decrease was due to a lower net risk management working capital position due to changes in the forward prices of commodities.  The increase of $5.7 million in current debt obligations was due to increased borrowings under our AR Securitization facility resulting from higher available receivables.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Nine Months Ended September 30,
	2016	2015	2016 vs. 2015
	(In millions)
Cash flows from operating activities:
Cash received from customers	$4,584.7	$5,042.3	$(457.6)
Cash received from (paid to) derivative counterparties	64.9	101.3	(36.4)
Cash distributions from equity investments (1)	1.8	10.1	(8.3)
Cash outlays for:
Product purchases	3,394.2	3,780.3	(386.1)
Operating expenses	380.9	338.4	42.5
General and administrative expenses	110.6	137.9	(27.3)
Interest paid, net of amounts capitalized (2)	197.1	147.6	49.5
Income taxes paid, net of refunds	1.2	4.1	(2.9)
Other cash (receipts) payments	(1.3)	7.6	(8.9)
Net cash provided by operating activities	$568.7	$737.8	$(169.1)

(1)

Excludes $3.4 million and $1.1 million included in investing activities for the nine months ended September 30, 2016 and 2015 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $7.2 million and $9.1 million included in investing activities for the nine months ended September 30, 2016 and 2015.

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2016 compared to 2015. Cash received from derivatives was lower primarily due to lower commodity price spreads in 2016 compared to 2015. Interest payments were higher in 2016, primarily due to the timing of interest payments related to the new borrowings in 2015. Cash payments for general and administrative expenses were lower primarily due to lower bonus payout and lower insurance premium payments. Other cash payments in 2016 were lower, mainly due to transaction expenses associated with the APL merger in 2015.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2016	2015	2016 vs. 2015
(In millions)
$(422.0)	$(1,462.5)	$1,040.5

The decrease in net cash used in investing activities for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily due to the $828.7 million outlay for the cash portion of the Atlas mergers in 2015. Growth and maintenance capital expenditures decreased $200.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Cash Flows from Financing Activities

Nine Months Ended September 30,
2016	2015	2016 vs. 2015
(In millions)
$(152.2)	$745.2	$(897.4)

Net cash provided by (used in) financing activities decreased in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we reduced our debt exposure by repurchasing $534.3 million of our senior notes in the open market along with other net debt repayments of $274.3 million; whereas we incurred net borrowings of $918.9 million during the nine months ended September 30, 2015 primarily associated with the Atlas mergers. We had no public offerings of common units in the nine months ended September 30, 2016 as a result of the TRC/TRP merger, after which our common units were no longer publicly traded. In comparison, we received $318.6 million of proceeds from the sale of common units in the nine months ended September 30, 2015. Distributions paid to common unitholders increased by $10.9 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

We received total capital contributions of $1,191.0 million from Targa for the nine months ended September 30, 2016, as compared to $60.1 million for the nine months ended September 30, 2015. Proceeds from these contributions were used for net debt repayments and redemptions of senior notes and other general partnership purposes.

Distributions to our Unitholders

We distribute all available cash from our operating surplus. As a result, we expect that we will rely upon external financing sources, including contributions from TRC and debt issuances, to fund our acquisition and expansion capital expenditures. See Note 9 – Debt Obligations and Note 11 – Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Quarterly Report.

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as defined in the Partnership Agreement, and as determined by the general partner, to Preferred Unitholders monthly and to common unitholders of record within 45 days after the end of each quarter. As a result of the TRC/TRP Merger, TRC is entitled to receive all available distributions from the Partnership after payment of preferred distributions each quarter. The following details the distributions declared or paid by the Partnership, net of the IDR Giveback, during 2016:

•	On February 9, 2016, total distributions declared for the three months ended December 31, 2015 of $200.4 million were paid, of which $61.4 million was paid to TRC.
•	On May 12, 2016, distributions declared for the three months ended March 31, 2016 of $154.8 million were paid to TRC.
•	On August 11, 2016, distributions declared for the three months ended June 30, 2016 of $178.9 million were paid to TRC.
•	On October 19, 2016, distributions of $191.9 million were declared for the three months ended September 30, 2016, which will be paid to TRC on November 11, 2016.

Distributions on the Partnership’s outstanding Series A Preferred Units are declared and paid monthly. For the nine months ended September 30, 2016, $8.4 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for September 30, 2016, which were paid subsequently on October 17, 2016. On October 17, 2016, the board of directors of our general partner declared a monthly cash distribution of $0.1875 per Series A Preferred Unit for October 2016. This distribution will be paid on November 15, 2016.

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

	Nine Months Ended September 30,
	2016	2015
Capital expenditures :	(In millions)
Consideration for business acquisitions	$—	$5,024.2
Non-cash value of acquisition (1)	—	(2,583.1)
Non-cash Targa contribution, Special General Partner interest (1)	—	(1,612.4)
Business acquisitions, net of cash acquired	—	828.7
Expansion	370.2	497.9
Maintenance	56.3	73.1
Gross capital expenditures	426.5	571.0
Transfers from materials and supplies inventory to property, plant and equipment	(1.9)	(2.9)
Decrease in capital project payables and accruals	0.4	57.2
Cash outlays for capital projects	425.0	625.3
Targa cash consideration, ATLS merger	—	745.6
Total	$425.0	$2,199.6

(1)	Includes the non-cash value of consideration and the Special GP Interest (see Note 4 – Business Acquisitions of the “Consolidated Financial Statements”).

We currently estimate that we will invest approximately $525 million in net growth capital expenditures for announced projects in 2016. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to reduced Badlands spending activity and CBF Train 5 construction costs in 2016. Although CBF Train 5 started up in the second quarter of 2016, only slightly more than 20% of the construction costs were incurred in 2016. Our maintenance capital expenditures decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to fewer well connects and lengthened maintenance cycle times resulting from decreases in producer activity, as well as a higher percentage of environmental repairs incurred in the first nine months of 2015 versus 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There were no significant updates or revisions to these policies during the nine months ended September 30, 2016. We are supplementing our disclosures to provide additional explanations of estimates and assumptions used in accounting for business acquisitions.

Business Acquisitions

For business acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, benchmark analysis of comparable public companies, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition. See Note 4 - Business Acquisitions to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2016, there were $33.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Contractual Obligations

As of September 30, 2016, there have been no significant changes in the contractual obligations as presented in our 2015 Form 10-K, except as noted for debt repurchases which are disclosed in Note 9 – Debt Obligations in our Consolidated Financial Statements included in this Quarterly Report.

The following table summarizes payment obligations for our Senior Unsecured Notes as of September 30, 2016, after giving effect to debt repurchases during the nine months ended September 30, 2016, but does not include the impact of debt activity occurring after September 30, 2016 disclosed in this Quarterly Report:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Senior Unsecured Notes:
Debt obligations (1)	$4,341.3	$-	$733.6	$1,550.8	$2,056.9
Interest on debt obligations (2)	1,161.7	236.9	409.6	296.1	219.1
	$5,503.0	$236.9	$1,143.2	$1,846.9	$2,276.0

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing September 30, 2016 rates for floating debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil and changes in interest rates.

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

The primary purpose of the commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2016, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations and (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas and NGL prices.  Unlike bilateral hedges, we are not subject to counterparty credit risks when using futures.

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the three months ended September 30, 2016 and 2015, our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $11.2 million and $21.8 million. During the nine months ended September 30, 2016 and 2015, our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $56.9 million and $60.7 million.

As of September 30, 2016, we had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural GAS

Instrument		Price		MMBtu/d
Type	Index	$/MMBtu		2016	2017	2018	2019	Fair Value
								(In millions)

Swap	IF-NGPL MC	3.93		3,456	-	-	-	$0.4

Swap	IF-Waha	2.96		77,736	-	-	-	0.3
Swap	IF-Waha	2.79		-	62,900	-	-	(4.0)
Swap	IF-Waha	2.71		-	-	57,900	-	(2.4)
Swap	IF-Waha	2.87		-	-	-	29,683	1.1
				77,736	62,900	57,900	29,683

		Put Price	Call Price
Collar	IF-Waha	2.85	3.47	7,500	-	-	-	0.0
Collar	IF-Waha	3.00	3.67	-	7,500	-	-	0.6
Collar	IF-Waha	3.25	4.20	-	-	1,849	-	0.2
				7,500	7,500	1,849	-

Swap	IF-PB	3.12		18,508	-	-	-	0.4
Swap	IF-PB	2.51		-	10,900	-	-	(1.5)
Swap	IF-PB	2.51		-	-	10,900	-	(0.9)
				18,508	10,900	10,900	-

		Put Price	Call Price
Collar	IF-PB	2.65	3.31	15,400	-	-	-	(0.0)
Collar	IF-PB	2.80	3.50	-	15,400	-	-	0.7
Collar	IF-PB	3.00	3.65	-	-	7,637	-	0.9
				15,400	15,400	7,637	-

Swap	NG-NYMEX	4.12		34,239	-	-	-	3.5
Swap	NG-NYMEX	4.11		-	18,082	-	-	6.4
				34,239	18,082	-	-

Swap	NG-NYMEX-mtm	3.11		497	-	-	-	(0.0)
Swap	NG-NYMEX-mtm	3.17		-	566	-	-	(0.0)
				497	566	-	-

Basis Swap	EP_PERMIAN	(0.1703)		17,120	-	-	-	(0.1)
Basis Swap	EP_PERMIAN	(0.1444)		-	9,041	-	-	0.1
				17,120	9,041	-	-

Basis Swap	PEPL	(0.3278)		17,120	-	-	-	(0.2)
Basis Swap	PEPL	(0.3308)		-	9,041	-	-	(0.4)
				17,120	9,041	-	-

Basis Swap	PEPL-mtm	(0.1870)		16,576	-	-	-	0.1
Basis Swap	PEPL-mtm	(0.2025)		-	14,959	-	-	(0.1)
				16,576	14,959	-	-

Basis Swap	TENN_800	(0.0567)		15,000	-	-	-	(0.0)
Basis Swap	TENN_800	(0.0575)		-	12,493	-	-	(0.1)
				15,000	12,493	-	-

Basis Swap	NGPL_TXOK	(0.0967)	10,109	-	-	-	0.0

Basis Swap	WAHA	(0.1283)	10,109	-	-	-	(0.0)

Basis Swap	TRANSCO_Z4	0.0225	9,945	-	-	-	0.0
Basis Swap	TRANSCO_Z4	0.0225	-	12,492	-	-	0.1
			9,945	12,492	-	-

Total			253,315	173,374	78,286	29,683

							$5.1

NGLs

Instrument		Price		Bbl/d
Type	Index	$/gal		2016	2017	2018	2019	Fair Value
								(In millions)
Swap	C2-OPIS-MB	0.2209		870	-	-	-	$(0.0)
Swap	C2-OPIS-MB	0.2517		-	1,857	-	-	0.0
Swap	C2-OPIS-MB	0.2648		-	-	1,318	-	(0.7)
Swap	C2-OPIS-MB	0.2925		-	-	-	660	(0.2)
Total				870	1,857	1,318	660

		Put Price
Option	C2-OPIS-MB	-		-	-	-	-	0.0
Option	C2-OPIS-MB	0.2694		-	548	-	-	0.2
Option	C2-OPIS-MB	0.2963		-	-	1,644	-	0.9
Total				-	548	1,644	-

Future	C2-OPIS-MB	0.2200		707	-	-	-	(0.0)
Future	C2-OPIS-MB	0.2713		-	411	-	-	(0.1)
Total				707	411	-	-

Future	C2-ICE	0.1942		24,489	-	-	-	0.0
Future	C2-ICE	0.2593		-	35,482	-	-	0.1
Future	C2-ICE	0.2956		-	-	5,000	-	0.0
Total				24,489	35,482	5,000	-

Swap	C3-OPIS-MB	0.7959		3,883	-	-	-	3.6
Swap	C3-OPIS-MB	0.7396		-	1,528	-	-	4.4
Swap	C3-OPIS-MB	0.5125		-	-	870	-	(0.5)
Swap	C3-OPIS-MB	0.5125		-	-	-	870	(0.4)
Total				3,883	1,528	870	870

Future	C3-OPIS-MB	0.4948		435	-	-	-	(0.1)
Future	C3-OPIS-MB	0.5433		-	603	-	-	(0.2)
Total				435	603	-	-

Future	C3-ICE	0.4576		36,043	-	-	-	(0.3)
Future	C3-ICE	0.5237		-	14,060	-	-	0.2
Total				36,043	14,060	-	-

Future	NC4-OPIS-MB	0.6358		2,011	-	-	-	(0.7)

Future	NC4-ICE	0.6080		22,202	-	-	-	1.1
Future	NC4-ICE	0.56375		-	333	-	-	0.0
				22,202	333	-	-

Swap	C5-OPIS-MB	0.9600		320	-	-	-	(0.2)
Swap	C5-OPIS-MB	0.9943		-	490	-	-	(0.7)
Swap	C5-OPIS-MB	0.9943		-	-	490	-	(0.9)
Swap	C5-OPIS-MB	1.0520		-	-	-	249	(0.3)
Total				320	490	490	249

		Put Price	Call Price
Collar	C2-OPIS-MB	0.200	0.235	410	-	-	-	(0.0)
Collar	C2-OPIS-MB	0.240	0.290	-	410	-	-	0.1
Total				410	410	-	-

		Put Price	Call Price
Collar	C3-OPIS-MB	0.560	0.68000	380	-	-	-	0.0
Collar	C3-OPIS-MB	0.570	0.68625	-	380	-	-	0.4

Total				380	380	-	-

		Put Price	Call Price
Collar	C5-OPIS-MB	1.200	1.390	130	-	-	-	0.1
Collar	C5-OPIS-MB	1.210	1.415	-	130	-	-	0.3
Collar	C5-OPIS-MB	1.230	1.385	-	-	32	-	0.1
Total				130	130	32	-

Total				91,880	56,232	9,354	1,779

								$6.2

CONDENSATE

Instrument		Price		Bbl/d
Type	Index	$/Bbl		2016	2017	2018	2019	Fair Value
								(In millions)
Swap	NY-WTI	59.98		2,770	-	-	-	$2.8
Swap	NY-WTI	56.15		-	1,850	-	-	3.0
Swap	NY-WTI	47.43		-	-	1,350	-	(3.0)
Swap	NY-WTI	52.00		-	-	-	223	(0.2)
				2,770	1,850	1,350	223

		Put Price	Call Price
Collar	NY-WTI	57.08	67.97	790	-	-	-	0.6
Collar	NY-WTI	54.04	64.09	-	1,380	-	-	2.7
Collar	NY-WTI	49.76	58.50	-	-	691	-	0.1
Collar	NY-WTI	48.00	56.25	-	-	-	590	(0.5)
				790	1,380	691	590

Total Sales				3,560	3,230	2,041	813

								$5.5

As of September 30, 2016, we had the following derivative instruments that are not designated as hedges and are marked-to-market:

NATURAL GAS

Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2016	2017	2018	2019	Fair Value
							(In millions)

Basis Swap	Various	(0.0597)	62,235	40,511	-	-	$(0.2)

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

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option-pricing model for options based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 13 - Fair Value Measurements in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of September 30, 2016, we do not have any interest rate hedges. However, we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2016, we had $225.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.3 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are settled daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $30.6 million as of September 30, 2016. The range of losses attributable to our individual counterparties would be between less than $0.5 million and $13.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable, annual operating income would decrease by $5.5 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2016

During the three months ended September 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014, and global oil and natural gas commodity prices remained depressed in the third quarter of 2016. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on the demand for our services and our market capitalization. Should energy industry conditions further deteriorate, there is a possibility that goodwill, intangible assets and property, plant and equipment may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial results. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets or property, plant and equipment. For a further discussion of our impairments, see Note 4 – Business Acquisitions of the Consolidated Financial Statements included in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On September 30, 2016, Targa and certain of its subsidiaries made capital contributions to us of $215.0 million, for which we issued to Targa and certain of its subsidiaries 6,925,591 common units and 141,338 general partner units. The units were issued pursuant to the exemption offered by Section 4(a)(2) of the Securities Act.

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

3.4

Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP, effective December 1, 2016 (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 21, 2016 (File No. 001-33303)).

3.5

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

4.2

Indenture dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-33303)).

4.3

Registration Rights Agreement dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-33303)).

4.4

Registration Rights Agreement dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers party thereto (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-33303)).

4.5*

Supplemental Indenture dated October 11, 2016 to Indenture dated February 2, 2011, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.6*

Supplemental Indenture dated October 11, 2016 to Indenture dated January 31, 2012, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.7*

Supplemental Indenture dated October 11, 2016 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.8*

Supplemental Indenture dated October 11, 2016 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.9*

Supplemental Indenture dated October 11, 2016 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.10*

Supplemental Indenture dated October 11, 2016 to Indenture dated January 30, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.11*

Supplemental Indenture dated October 11, 2016 to Indenture dated May 11, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.12*

Supplemental Indenture dated October 11, 2016 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.13*

Supplemental Indenture dated October 11, 2016 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.1

Purchase Agreement dated as of September 22, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 28, 2016 (File No. 001-33303)).

10.2

Second Amendment and Restatement Agreement dated as of October 7, 2016, by and among Targa Resources Partners LP, Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 11, 2016 (File No. 001-33303)).

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

Targa Resources Partners LP (Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: November 4, 2016	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)