Form 10-K
period 2016-12-31
Targa Resources Partners LP
filed 2017-02-21
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of February 10, 2017, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

As generally used in the energy industry and in this Annual Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange

Price Index Definitions
C2-OPIS-MB	Ethane, Oil Price Information Service, Mont Belvieu, Texas
C3-OPIS-MB	Propane, Oil Price Information Service, Mont Belvieu, Texas
C5-OPIS-MB	Natural Gasoline, Oil Price Information Service, Mont Belvieu, Texas
EP-PERMIAN	Inside FERC Gas Market Report, El Paso (Permian Basin)
IC4-OPIS-MB	Iso-Butane, Oil Price Information Service, Mont Belvieu, Texas
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-PEPL	Inside FERC Gas Market Report, Oklahoma Panhandle, Texas-Oklahoma Midpoint
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NC4-OPIS-MB	Normal Butane, Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas
WTI-NYMEX	NYMEX, West Texas Intermediate Crude Oil

PART I

Overview

Item 1. Business.

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

Pursuant to the TRC/TRP Merger Agreement, TRC has agreed to cause our common units to be delisted from the New York Stock Exchange (“NYSE”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the completion of the TRC/TRP Merger, our common units are no longer publicly traded. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) that were issued in October 2015 remain outstanding as limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

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

Concurrent with the TRC/TRP Merger, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. Management determined that the increase in activity within Field Gathering and Processing due to the acquisition by Targa of Atlas Energy LP (“ATLS”) and our acquisition of Atlas Pipeline Partners, L.P. (“APL”) (collectively, the “Atlas mergers”) coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team.

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

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing operations and are predominantly located in Mont Belvieu and Galena Park, Texas, Lake Charles, Louisiana and Tacoma, Washington.

Our midstream natural gas and NGL services footprint was initially established through several acquisitions from Targa, totaling $3.1 billion, that occurred from 2007 through 2010. Since the completion of the final acquisitions from Targa in 2010, we have grown substantially. The expansion of our business has been fueled by a combination of major organic growth investments in our businesses and third-party acquisitions. Third-party acquisitions included our 2012 acquisition of Saddle Butte Pipeline LLC’s crude oil pipeline and terminal system and natural gas gathering and processing operations in North Dakota (referred to by us as “Badlands”) and our 2015 acquisition of APL (renamed by us as Targa Pipeline Partners, L.P. or “TPL”). In these transactions we acquired (1) natural gas gathering, processing and treating assets in North Texas, West Texas, South Texas, Oklahoma, North Dakota, New Mexico and the Louisiana Gulf Coast, (2) crude oil gathering and terminal assets in North Dakota, and (3) NGL assets consisting of fractionation, transport, storage and terminaling facilities, low sulfur natural gas treating facilities (“LSNG”), pipeline transportation and distribution assets, propane storage and truck terminals primarily located near Houston, Texas and in Lake Charles, Louisiana.

Organic Growth Projects

We continue to invest significant capital to expand through organic growth projects. We have invested approximately $3.8 billion in growth capital expenditures since 2007, including approximately $0.5 billion in 2016. These expansion investments were distributed across our businesses, with 46% related to Logistics and Marketing and 54% to Gathering and Processing. We expect to continue to invest in both large and small organic growth projects in 2017. Assuming the closing of the Permian Acquisition (as defined below) occurs in the first quarter of 2017, we currently estimate that we will invest at least $700 million in growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017.

Volatility of Commodity Prices

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Prices of oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related reduced activity levels from our customers. Beginning in the fourth quarter of 2014, oil, natural gas and NGL prices declined significantly primarily due to global supply and demand imbalances. Oil, natural gas and NGL prices continued to decline in 2015 and the first half of 2016, but have since experienced some recovery.

2016 Developments

Logistics and Marketing Segment Expansion

Cedar Bayou Fractionator Train 5

In June 2016, we commissioned an additional fractionator, Train 5, at our 88%-owned Cedar Bayou Fractionator (“CBF”) in Mont Belvieu, Texas. This expansion added 100 MBbl/d of fractionation capacity at CBF, and is fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The gross cost of Train 5 was approximately $331 million (our net cost was approximately $299 million).

Channelview Splitter

On December 27, 2015, we and an affiliate of Noble Group Ltd. (“Noble”) entered into a long-term, fee-based agreement (“Splitter Agreement”) under which Targa Terminals will build and operate a 35,000 barrel per day crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”). The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. As contemplated by the agreement entered into with Noble in December 2014 (the “December 2014 Agreement”), the Splitter Agreement completes and terminates the December 2014 Agreement, while retaining our economic benefits from that previous agreement. The first annual payment due under the Splitter Agreement was received in October 2016 and is reflected in deferred revenue as a component of other long-term liabilities on our Consolidated Balance Sheet.

Gathering and Processing Segment Expansion

Eagle Ford Shale Natural Gas Gathering and Processing Joint Ventures

In October 2015, we announced that we had entered into joint venture agreements with Sanchez Energy Corporation (“Sanchez”) to construct a new 200MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Plant”) and approximately 45 miles of associated pipelines. In July 2016, Sanchez sold its interest in the gathering joint venture to Sanchez Production Partners L.P. (“SPP”) and in November 2016 sold its interest in the processing joint venture to SPP. We own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect Sanchez's Catarina gathering system to the plant. We hold a portion of the transportation capacity on the pipeline, and the gathering joint venture receives fees for transportation. We expect to invest approximately $125 million of growth capital expenditures related to the joint ventures.

The Raptor Plant will accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering lines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We will manage construction and operations of the plant and high pressure gathering lines, while the plant is expected to begin operations late in the first quarter of 2017 and to be fully operational in April 2017. Prior to the plant being placed in service, we benefit from Sanchez natural gas volumes that are processed at our Silver Oak facilities in Bee County, Texas.

Permian Basin Buffalo Plant

In April 2016, we commenced commercial operations of a new 200 MMcf/d cryogenic processing plant, known as the Buffalo Plant, in our WestTX system. This project also included the laying of new high and low pressure gathering lines in Martin and Andrews counties of Texas. Total growth capital expenditures for the Buffalo Plant were approximately $140 million (our net growth capital expenditures were approximately $102 million). The addition of the Buffalo Plant positions us to handle increasing production from our joint venture partner in WestTX, Pioneer (the largest active driller in the Spraberry and Wolfberry Trends), and from other active producers in the area.

Purchase of Versado Membership Interest

In October 2016, we acquired the remaining membership interest in Versado Gas Processors, L.L.C. (“Versado”) that we did not own. Targa held a 63% controlling interest in Versado prior to this transaction and already reported Versado on a consolidated basis. Versado consists of the Saunders, Eunice and Monument gas processing plants and related gathering systems in Southeastern New Mexico and in West Texas. Versado includes approximately 3,600 miles of natural gas gathering pipelines.

Additional WestTX System Processing Capacity

In November 2016, we announced plans to restart the currently idled 45 MMcf/d Benedum cryogenic processing plant and to add 20 MMcf/d of capacity at our Midkiff plant in our WestTX system.  The Benedum Plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward Plant.  The addition of 20 MMcf/d of capacity at our Midkiff plant will increase overall plant capacity of the Midkiff/Consolidator plant complex in Reagan County, Texas from 210 MMcf/d to 230 MMcf/d. Also in November 2016, we announced plans to build a new 200 MMcf/d cryogenic processing plant in WestTX (the “Joyce Plant”). The Joyce Plant is expected to be completed in early 2018.

In addition to the major projects noted above, we had other growth capital expenditures in 2016 and expect to have more in 2017 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. We will continue to evaluate other potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Permian Acquisition

On January 22, 2017, we entered into definitive agreements to purchase 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “Outrigger Delaware”) and Outrigger Midland Operating, LLC (“Outrigger Midland” and together with “Outrigger Delaware”, “Outrigger”) (the “Permian Acquisition”).

Outrigger Delaware’s gas gathering and processing and crude gathering systems are located in Loving, Winkler and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. Outrigger Delaware’s assets include 70 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Delaware system.

Outrigger Midland’s gas gathering and processing and crude gathering systems are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. Outrigger Midland currently has 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Midland system.

We anticipate connecting Outrigger Delaware to our existing Sand Hills system and Outrigger Midland to our existing WestTX system during 2017, creating operational and capital synergies. We currently expect to close the transaction during the first quarter of 2017, subject to customary regulatory approvals and closing conditions.

Financing Activities

During the year ended December 31, 2016, we repurchased a portion of our outstanding senior notes on the open market, paying $534.3 million plus accrued interest to repurchase $559.2 million of the notes. The repurchases resulted in a $21.4 million net gain, which included the write-off of $3.5 million in related debt issuance costs. We may retire or purchase various series of the outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In October 2016, we issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027 (collectively, the “2016 Senior Notes”), yielding net proceeds of approximately $496.2 million and $496.2 million, respectively. The net proceeds from the offering of the 2016 Senior Notes (the “October 2016 Offering”), along with borrowings under our senior secured revolving credit facility (the “TRP Revolver”) were used to fund tender offers (the “Tender Offers”) for our 5% Senior Notes due January 2018 (the “5% Notes”), 6⅝% Senior Notes due October 2020 (the “6⅝% Notes”) and 6⅞% Senior Notes due February 2021 (the “6⅞% Notes” and together with the 5% Notes and 6⅝% Notes, the “Tender Notes”) and to fund redemption payments for the 6⅝% Notes and the 6⅞% Notes and the 6⅝%  Senior Notes of Targa Pipeline Partners due October 2020 (the “6⅝%  TPL Notes”).

The Tender Offers were fully subscribed and we accepted for purchase all Tender Notes that were validly tendered as of the early tender date which totaled $1,138.3 million and we recorded a loss due to debt extinguishment of approximately $59.2 million comprised of the $41.8 million premium paid, the write-off of $5.8 million of debt issuance costs, $15.1 million of debt discounts and $3.5 million of debt premiums. The aggregate principal amount of the notes redeemed following completion of the Tender Offers totaled $146.2 million and we recorded a loss due to debt extinguishment of approximately $9.7 million comprised of the $4.9 million premium paid, and a write-off of $1.1 million of debt issuance costs, $4.2 million of debt discounts and $0.5 million of debt premiums.

In October 2016, we entered into the Second Amendment and Restatement Agreement (the “Restatement”) to effectuate the Third Amended and Restated Credit Agreement (the “TRP Credit Agreement”). The TRP Credit Agreement amended and restated the TRP Revolver to extend the maturity date from October 2017 to October 2020. The available commitments under the TRP Revolver of $1.6 billion remained unchanged while our ability to request additional commitments increased from up to $300.0 million to up to $500.0 million. The TRP Revolver continues to bear interest costs that are dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, and the covenants also remained substantially the same. The TRP Credit Agreement designates TPL and certain of its subsidiaries as Restricted Subsidiaries and provides for certain changes to occur upon the Partnership receiving an investment grade credit rating from Moody’s or S&P, including the release of the security interests in all collateral at the request of the Partnership.

Subsequent to entering into the TRP Credit Agreement, we executed supplemental indentures relating to all of our outstanding series of Senior Notes to designate TPL and certain of its subsidiaries as guarantors of the Senior Notes.

In December 2016, we amended our account receivable securitization facility to extend the maturity to December 8, 2017 and to increase the facility size to $275.0 million from $225.0 million.

Growth Drivers

We believe that our near-term growth will be driven by the level of producer activity in the basins where our gathering and processing infrastructure is located and by the level of demand for services for our Downstream Business. We believe our assets are not easily duplicated, and in the current commodity price environment, are located in many of the most attractive and active areas of exploration and production activity and are near key markets and logistics centers. Over the longer term, we expect our growth will continue to be driven by the strong position of our quality assets which will benefit from production from shale plays and by the deployment of shale exploration and production technologies in both liquids-rich natural gas and crude oil resource plays that will also provide additional opportunities for our Downstream Business. We expect that third-party acquisitions will also continue to be a focus of our growth strategy.

Attractive Asset Positions

We believe that our positioning in some of the most attractive basins will allow us to capture increased natural gas supplies for processing. Producers continue to focus drilling activity on their most attractive acreage, especially in the Permian Basin where we have a large and well positioned footprint, and are benefiting from increasing activity as rigs have been added in the basin in and around our systems.

The development of shale and resources plays has resulted in increasing NGL supplies that continue to generate demand for our fractionation services at the Mont Belvieu market hub and for LPG export services at our Galena Park Marine Terminal on the Houston Ship Channel. Since 2010, in response to increasing demand we added 278 MBbl/d of additional fractionation capacity with the additions of CBF Trains 3, 4 and 5. We believe that the higher volumes of fractionated NGLs will also result in increased demand for other related fee-based services provided by our Downstream Business. Continued demand for fractionation capacity is expected to lead to other growth opportunities.

As domestic producers have focused their drilling in crude oil and liquids-rich areas, new gas processing facilities are being built to accommodate liquids-rich gas, which results in an increasing supply of NGLs. As drilling in these areas continues, supply of NGLs requiring transportation and fractionation to market hubs is expected to continue. As the supply of NGLs increases, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third party customers.

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

Bakken Shale / Three Forks opportunities

Although lower commodity prices have reduced producer activity in the Bakken Shale and Three Forks plays in the Williston Basin, we largely maintained our volumes of crude oil gathered and natural gas gathered and processed in 2016 by continuing to expand our infrastructure to capture additional volumes from wells that have already been drilled and that can be connected to our system.

Eagle Ford opportunities

As a result of our joint venture agreements with Sanchez in South Texas to construct a new 200 MMcf/d cryogenic processing plant and the associated infrastructure to connect to the Sanchez Catarina gathering system, we benefitted from increasing Sanchez production in the Eagle Ford play at our Silver Oak facilities. We expect to continue to benefit from increasing production at the Raptor Plant after the Raptor Plant is fully operational in April 2017.

Third party acquisitions

While our growth through 2010 was primarily driven by the implementation of a focused drop down strategy, we have a record of completing third party acquisitions. Since our formation, our strategy included approximately $13.1 billion in acquisitions and growth capital expenditures of which approximately $6.2 billion was for acquisitions from, or of, third parties. Additionally, we announced the Permian Acquisition in January 2017. We expect that third-party acquisitions will continue to be a focus of our growth strategy.

Competitive Strengths and Strategies

We believe that we are well positioned to execute our business strategies due to the following competitive strengths:

Strategically located gathering and processing asset base

Our gathering and processing businesses are strategically located in generally attractive oil and gas producing basins and are well positioned within each of those basins. Activity in the shale resource plays underlying our gathering assets is driven by the economics of oil, condensate, gas and NGL production from the particular reservoirs in each play. Activity levels for most of our gathering and processing asset are driven primarily by liquid hydrocarbon commodity prices. If drilling and production activities in these areas continue, we would likely increase the volumes of natural gas and crude oil available to our gathering and processing systems.

Leading fractionation, LPG export and NGL infrastructure position

We are one of the largest fractionators of NGLs in the Gulf Coast. Our fractionation assets are primarily located in Mont Belvieu, Texas and to a lesser extent Lake Charles, Louisiana, which are key market centers for NGLs. Our logistics operations at Mont Belvieu, the major U.S. hub of NGL infrastructure, include connection to a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, interconnection and takeaway pipelines and other transportation infrastructure. Our logistics assets, including fractionation facilities, storage wells, low ethane propane de-ethanizer, and our Galena Park Marine Terminal and related pipeline systems and interconnects, are also located near and connected to key consumers of NGL products including the petrochemical and industrial markets. The location and interconnectivity of these assets are not easily replicated, and we have additional capability to expand their capacity. We have extensive experience in operating these assets and developing, permitting and constructing new midstream assets.

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather crude and to gather, process and treat wellhead gas to meet pipeline standards and to extract NGLs for sale into petrochemical, industrial, commercial and export markets. We believe that our ability to provide these integrated services provides an advantage in competing for new supplies because we can provide substantially all of the services producers, marketers and others require for moving natural gas and NGLs from wellhead to market on a cost-effective basis. Additionally, we believe the barriers to enter the midstream sector on a scale similar to ours are reasonably high due to the high cost of replicating or acquiring assets in key strategic positions, the difficulty of permitting and constructing new midstream assets and the difficulty of developing the expertise necessary to operate them.

High quality and efficient assets

Our gathering and processing systems and logistics assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurements (essentially all electronic and electronically linked to a central data-base) and operations and maintenance to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient, and reliable operation of our facilities. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $83.2 million per year over the last four years. We believe that our assets are well-maintained and anticipate that a similar level of maintenance capital expenditures will be sufficient for us to continue to operate our existing assets in a prudent, safe and cost-effective manner.

Large, diverse business mix with favorable contracts and increasing fee-based business

We maintain gas gathering and processing positions in strategic oil and gas producing areas across multiple basins and provide these and other services under attractive contract terms to a diverse mix of customers across our areas of operation. Consequently, we are not dependent on any one oil and gas basin or customer. Our Logistics and Marketing assets are typically located near key market hubs and near most of our NGL customers. They also serve must-run portions of the natural gas value chain, are primarily fee-based and have a diverse mix of customers.

Our contract portfolio has attractive rate and term characteristics including a significant fee-based component, especially in our Downstream Business. Our expected continued growth of the fee-based Downstream Business may result in increasing fee-based cash flow. Closing the Permian Acquisition will also result in increasing fee-based cash flow as the entities acquired have primarily fee-based gathering and processing contracts.

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

Experienced and long-term focused management team

Our current executive management team includes a number of individuals who formed us in 2004, and several others who managed many of our businesses prior to acquisition by Targa. They possess a breadth and depth of experience working in the midstream energy business. Other officers and key operational, commercial and financial employees have significant experience in the industry and with our assets and businesses.

Attractive cash flow characteristics

We believe that our strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. Our Gathering and Processing segment has a contract mix that is primarily percent-of-proceeds, but also has increasing components of fee-based revenues driven by fees added to percent-of-proceeds contracts for natural gas treating and compression, by new/amended contracts with a combination of percent-of-proceeds and fee-based components and by essentially fully fee-based crude oil gathering and gas gathering and processing in certain areas where fee-based contracts are prevalent such as the Williston Basin and SouthTX. Contracts in our Coastal Gathering and Processing segment are primarily hybrid (percent-of-liquids with a fee floor) or percent-of-liquids contracts. Contracts in the Downstream Business are predominately fee-based based on volumes and contracted rates, with a large take-or-pay component. Our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes and future commodity purchases and sales through 2019 by entering into financially settled derivative transactions. These transactions include swaps, futures, purchased puts (or floors) and costless collars. The primary purpose of our commodity risk management activities is to hedge our exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. We have intentionally tailored our hedges to approximate specific NGL products and to approximate our actual NGL and residue natural gas delivery points. Although the degree of hedging will vary, we intend to continue to manage some of our exposure to commodity prices by entering into similar hedge transactions. We also monitor and manage our inventory levels with a view to mitigate losses related to downward price exposure.

Asset base well-positioned for organic growth

We believe that our asset platform and strategic locations allow us to maintain and potentially grow our volumes and related cash flows as our supply areas benefit from continued exploration and development over time. Technology advances have resulted in increased domestic oil and liquids-rich gas drilling and production activity. While recent commodity price levels have impacted activity, the location of our assets provides us with access to natural gas and crude oil supplies and proximity to end-user markets and liquid market hubs while positioning us to capitalize on drilling and production activity in those areas. Our existing infrastructure has the capacity to handle some incremental increases in volumes without significant investments as well as opportunities to leverage existing assets with meaningful expansions. We believe that as domestic supply and demand for natural gas, crude oil and NGLs, and services for each grows over the long term, our infrastructure will increase in value as such infrastructure takes on increasing importance in meeting that growing supply and demand.

While we have set forth our strategies and competitive strengths above, our business involves numerous risks and uncertainties which may prevent us from executing our strategies. These risks include the adverse impact of changes in natural gas, NGL and condensate/crude oil prices, the supply of or demand for these commodities, and our inability to access sufficient additional production to replace natural declines in production. For a more complete description of the risks associated with an investment in us, see “Item 1A. Risk Factors.”

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

As a result of the TRC/TRP Merger, which was completed on February 17, 2016, Targa owns all of the outstanding TRP common units as well as a 2% general partner interest in the Partnership. On October 19, 2016, TRP executed the Third Amended and Restated Agreement of Limited Partnership (the “Third A&R Partnership Agreement”), effective as of December 1, 2016. The Third A&R Partnership Agreement (i) eliminated the incentive distribution rights (“IDRs”) held by the General Partner, and related distribution and allocation provisions, (ii) eliminated the special general partner interest in the Partnership (the “Special GP Interest”) held by the General Partner, (iii) provided the ability to declare monthly distributions in addition to quarterly distributions, (iv) modified certain provisions relating to distributions from available cash, (v) eliminated the Class B Unit provisions (as defined in the Third A&R Partnership Agreement) and (vi) made changes to reflect the passage of time and removed provisions that were no longer applicable.

In connection with the Third A&R Partnership Agreement, TRP issued to the General Partner (i) 20,380,286 common units and 424,590 General Partner units in exchange for the cancellation of the IDRs and (ii) 11,267,485 common units and 234,739 General Partner units in exchange for cancellation of the Special GP Interest. These common units and General Partner units were issued on December 1, 2016 pursuant to the exemption offered by Section 4(a)(2) of the Securities Exchange Act of 1934. The Partnership Agreement with us governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

We do not have any employees to carry out our operations. Targa employs approximately 1,970 people. See “—Employees.” Targa charges us for all the direct costs of the employees assigned to our operations, as well as all general and administrative support costs other than its direct support costs of being a separate reporting company and its cost of providing management and support services to certain unaffiliated spun-off entities. We generally reimburse Targa for cost allocations to the extent that they have required a current cash outlay by Targa.

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

Our Business Operations

Our operations are reported in two segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, dehydrating, treating, conditioning, processing, and marketing natural gas and gathering crude oil. The gathering of natural gas consists of aggregating natural gas produced from various wells through small diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through pipelines that are owned by either the gatherers and processors or third parties. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering of crude oil consists of aggregating crude oil production primarily through gathering pipeline systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 27,000 miles of natural gas pipelines and include 36 owned and operated processing plants. During 2016, we processed an average of 3,412.0 MMcf/d of natural gas and produced an average of 305.5 MBbl/d of NGLs. In addition to our natural gas gathering and processing, our Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 125 MBbl.

We believe we are well positioned as a gatherer and processor in the Permian Basin, Eagle Ford Shale, Barnett Shale, Anadarko, Ardmore, Arkoma and Williston Basins. We believe proximity to production and development activities allows us to compete for new supplies of natural gas and crude oil partially because of our lower competitive cost to connect new wells and to process additional natural gas in our existing processing plants and because of our reputation for reliability. Additionally, because we operate all the plants in these basins we are often able to redirect natural gas among our processing plants, which are often interconnected in these regions, providing operational flexibility and allowing us to optimize processing efficiency and further improve the profitability of our operations.

The Gathering and Processing segment’s operations consist of SAOU, WestTX, Sand Hills, Versado, SouthTX, North Texas, SouthOK, WestOK, Coastal and Badlands each as described below:

SAOU

SAOU includes approximately 1,700 miles of pipelines in the Permian Basin that gather natural gas for delivery to the Mertzon, Sterling, Conger and High Plains processing plants. SAOU is connected to thousands of producing wells and over 840 central delivery points. SAOU’s processing facilities are refrigerated cryogenic processing plants with an aggregate processing capacity of approximately 369 MMcf/d. These plants have residue gas connections to pipelines owned by affiliates of Atmos Energy Corporation (“Atmos”), Enterprise Products Partners L.P. (“EPD”), Kinder Morgan, Inc. (“Kinder Morgan”), Northern Natural Gas Company (“Northern”) and ONEOK, Inc. (“ONEOK”). SAOU has gathering lines that extend across nine counties.

WestTX

The WestTX gathering system has approximately 4,400 miles of natural gas gathering pipelines located across nine counties within the Permian Basin in West Texas. We have an approximate 72.8% ownership in the WestTX system. Pioneer, the largest active driller in the Spraberry and Wolfberry Trends and a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

The WestTX system includes six separate plants: the Consolidator, Driver, Midkiff, Benedum, Edward and Buffalo processing facilities. The WestTX processing operations have an aggregate processing name-plate capacity of approximately 855 MMcf/d.

The WestTX system has access to natural gas take-away pipelines owned by Atmos; El Paso Natural Gas Company; Kinder Morgan; Oneok West Texas, Enterprise Interstate, LLC; and Northern.

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

Versado

Versado consists of the Saunders, Eunice and Monument gas processing plants and related gathering systems in Southeastern New Mexico and in West Texas. Versado includes approximately 3,600 miles of natural gas gathering pipelines. The Saunders, Eunice and Monument refrigerated cryogenic processing plants have aggregate processing capacity of 255 MMcf/d. These plants have residue gas connections to pipelines owned by affiliates of Kinder Morgan and MidAmerican Energy Company.

SouthTX

The SouthTX gathering system includes approximately 800 miles of gathering pipelines located in the Eagle Ford Shale in southern Texas. Included in the total SouthTX pipeline mileage is our 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), which has approximately 60 miles of gathering pipelines, and our 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), which has approximately 120 miles of gathering pipelines. T2 LaSalle and T2 Eagle Ford are operated by a subsidiary of Southcross Holdings, L.P. (“Southcross”), which owns the remaining interests.

The SouthTX assets also include a 50% interest in T2 EF Cogeneration Holdings L.L.C. (“T2 Cogen”, together with T2 LaSalle and T2 Eagle Ford, the “T2 Joint Ventures”), which owns a cogeneration facility. T2 Cogen is operated by Southcross, which owns the remaining interest in T2 Cogen.

The SouthTX system processes natural gas through the Silver Oak I and II processing plants. The Silver Oak I and II facilities are each 200 MMcf/d cryogenic plants located in Bee County, Texas. We own 90% of the Silver Oak II processing plant and SPP owns the remaining interest. The SouthTX system includes our 50% interest in Carnero Gathering, LLC and our 50% interest in Carnero Processing, LLC (together, the “Carnero Joint Ventures”). SPP owns the remaining interest in the Carnero Joint Ventures. The Carnero Joint Ventures were formed in October 2015 for the purposes of constructing a 200 MMcf/d cryogenic plant and approximately 45 miles of high pressure gathering pipelines. As of December 31, 2016, the processing plant is under construction while the Carnero gathering facilities are operational and connect with SPP’s Catarina gathering system. We operate the Carnero gathering facilities and will operate the Carnero processing facility when complete.

The SouthTX system has access to natural gas take-away pipelines owned by Enterprise Intrastate, LLC; Kinder Morgan; Tejas Pipeline LLC, Natural Gas Pipeline Company of America; Tennessee Gas Pipeline Company, LLC; Transcontinental Gas Pipe Line, CPS Energy, and Houston Pipe Line Company LP.

North Texas

North Texas includes two interconnected gathering systems in the Fort Worth Basin, including gas from the Barnett Shale and Marble Falls plays, with approximately 4,600 miles of pipelines gathering wellhead natural gas for the Chico, Shackelford and Longhorn natural gas processing facilities. These plants have residue gas connections to pipelines owned by affiliates of Atmos, Energy Transfer Fuel LP and EPD.

The Chico gathering system consists of approximately 2,550 miles of gathering pipelines located in the Denton, Montague, Wise and Clay Counties in North Texas. Wellhead natural gas is either gathered for the Chico or Longhorn plants located in Wise County, Texas, and then compressed for processing, or it is compressed in the field at numerous compressor stations and then moved via one of several high-pressure gathering pipelines to the Chico or Longhorn plants. The Chico plant has an aggregated processing capacity of 265 MMcf/d and an integrated fractionation capacity of 15 MBbl/d. The Longhorn plant has a capacity of 200 MMcf/d. The Shackelford gathering system includes approximately 2,000 miles of gathering pipelines and gathers wellhead natural gas largely for the Shackelford plant in Albany, Texas. Natural gas gathered from the northern and eastern portions of the Shackelford gathering system is typically compressed in the field at numerous compressor stations and then transported to the Chico plant for processing. The Shackelford plant has an aggregate processing capacity of 13 MMcf/d.

SouthOK

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system has approximately 1,500 miles of active pipelines.

The SouthOK system includes six separate processing plants: Velma, Velma V-60, Coalgate, Atoka, Stonewall and Tupelo. The SouthOK processing operations have a total name-plate capacity of 580 MMcf/d. The Coalgate, Atoka and Stonewall facilities are owned by Centrahoma Processing, LLC (“Centrahoma”), a joint venture that we operate, and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MPLX, LP. The SouthOK system has access to natural gas take-away pipelines owned by Enable Oklahoma Intrastate Transmission, LLC; MPLX, LP; Natural Gas Pipeline Company of America; ONEOK and Southern Star Central Gas Pipeline, Inc.

WestOK

The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale. The gathering system expands into 13 counties with approximately 6,400 miles of natural gas gathering pipelines.

The WestOK system processes natural gas through three separate cryogenic natural gas processing plants, located at the Waynoka I and II and the Chester facilities, and one refrigeration plant at the Chaney Dell facility, with total name plate capacity of 465 MMcf/d. The WestOK system has access to natural gas take-away pipelines owned by Enogex LLC; Panhandle Eastern Pipe Line Company, LP; and Southern Star Central Gas Pipeline, Inc.

Coastal

Our Coastal plants process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants such as Targa’s Barracuda and Gillis plants.

LOU consists of approximately 980 miles of onshore gathering system pipelines in Southwest Louisiana. The gathering system is connected to numerous producing wells, central delivery points and/or pipeline interconnects in the area between Lafayette and Lake Charles, Louisiana. The gathering system is a high-pressure gathering system that delivers natural gas for processing to either the Acadia or Gillis plants via three main trunk lines. The processing facilities include the Gillis and Acadia processing plants, both of which are cryogenic plants. The Big Lake plant, also cryogenic, is located near the LOU gathering system. These processing plants have an aggregate processing capacity of approximately 440 MMcf/d. In addition, the Gillis plant has integrated fractionation with operating capacity of approximately 11 MBbl/d which is interconnected with the Lake Charles Fractionator. The LOU gathering system is also interconnected with the Lowry gas plant, allowing receipt or delivery of gas.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. in Southeast Louisiana, we operate the Venice gas plant, which has an aggregate processing capacity of 750 MMcf/d and the Venice Gathering System (“VGS”) that is approximately 125 miles in length and has a nominal capacity of 320 MMcf/d (collectively “VESCO”). VESCO receives unprocessed gas directly or indirectly from seven offshore pipelines and gas gathering systems including the VGS system. VGS gathers natural gas from the shallow waters of the eastern Gulf of Mexico and supplies the VESCO gas plant.

Coastal also includes two wholly-owned and operated gas processing plants (one now idled) and three partially owned plants which are not operated by us. These plants, having an aggregate processing capacity of approximately 3,255 MMcf/d, are generally situated on mainline natural gas pipelines near the coastline and process volumes of natural gas collected from multiple offshore gathering systems and pipelines throughout the Gulf of Mexico. Coastal also has 100% ownership in two offshore gathering systems that are operated by us. The Pelican and Seahawk gathering systems have a combined length of approximately 200 miles and a combined capacity of approximately 230 MMcf/d. These systems gather natural gas from the shallow waters of the central Gulf of Mexico and supply a portion of the natural gas delivered to the Barracuda and Gillis processing facilities.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 400 miles of crude oil gathering pipelines, 40 MBbl of operational crude storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also includes approximately 200 miles of natural gas gathering pipelines and the Little Missouri natural gas processing plant with a gross processing capacity of approximately 90 MMcf/d.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2016:

					Gross	Gross Plant	Gross
					Processing	Natural Gas	NGL
	Process	Operated/			Capacity	Inlet Throughput	Production
Facility	Type (5)	Non-Operated	% Owned	Location	(MMcf/d) (1)	Volume (MMcf/d) (2) (3) (4)	(MBbl/d) (2) (3) (4)
SAOU
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Conger (6)	Cryo	Operated	100.0	Sterling County, TX	25.0
High Plains	Cryo	Operated	100.0	Midland County, TX	200.0
				Area Total	369.0	259.1	31.8
WestTX (7)
Consolidator	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (8)	Cryo	Operated	72.8	Reagan County, TX	60.0
Driver	Cryo	Operated	72.8	Midland County, TX	200.0
Benedum (9)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward	Cryo	Operated	72.8	Upton County, TX	200.0
Buffalo	Cryo	Operated	72.8	Martin County, TX	200.0
				Area Total	855.0	500.7	62.7
Sand Hills
Sand Hills	Cryo	Operated	100.0	Crane County, TX	165.0
				Area Total	165.0	139.5	14.7
Versado (10)
Saunders	Cryo	Operated	100.0	Lea County, NM	60.0
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument	Cryo	Operated	100.0	Lea County, NM	85.0
				Area Total	255.0	181.5	21.7
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	90.0	Bee County, TX	200.0
				Area Total	400.0	216.4	23.8
North Texas
Chico (11)	Cryo	Operated	100.0	Wise County, TX	265.0
Shackelford	Cryo	Operated	100.0	Shackelford County, TX	13.0
Longhorn	Cryo	Operated	100.0	Wise County, TX	200.0
				Area Total	478.0	317.3	35.8
SouthOK (12)
Atoka (13)	Cyro	Operated	60.0	Atoka County, OK	20.0
Coalgate	Cryo	Operated	60.0	Coal County, OK	80.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	100.0	Coal County, OK	120.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	580.0	462.1	39.4
WestOK (12)
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
Chaney Dell (14)	RA	Operated	100.0	Major County, OK	30.0
Chester	Cryo	Operated	100.0	Woodward County, OK	28.0
				Area Total	458.0	444.9	27.1

Coastal (15)
Gillis (16)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Acadia (17)	Cryo	Operated	100.0	Acadia Parish, LA	80.0
Big Lake (18)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO (19)	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Barracuda	Cryo	Operated	100.0	Cameron Parish, LA	190.0
Lowry (20)	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Terrebone	RA	Non-operated	3.2	Terrebonne Parish, LA	950.0
Toca	Cryo/RA	Non-operated	12.6	St. Bernard Parish, LA	1,150.0
Sea Robin	Cryo	Non-operated	0.8	Vermillion Parish, LA	700.0
				Area Total	4,445.0	838.4	41.2

Badlands
Little Missouri (21)	Cryo/RA	Operated	100.0	McKenzie County, ND	90.0	52.1	7.3

				Segment System Total	8,095.0	3,412.0	305.5

       _______________

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

(3)

Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for our consolidated VESCO joint venture, Silver Oak II, Atoka, Coalgate and Stonewall plants and our ownership share of volumes for other partially owned plants that we proportionately consolidate based on our ownership interest which is adjustable subject to an annual redetermination based on our proportionate share of plant production.

(4)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for plants listed above are based on the number of days operational during 2016.
(5)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(6)	The Conger plant was idled due to market conditions in September 2014.
(7)

Gross plant natural gas inlet throughput volumes and gross NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our financial statements.

(8)	In November 2016, we announced plans to add 20 MMcf/d of capacity at our Midkiff plant.
(9)	In November 2016, we announced plans to restart the idled Benedum plant.
(10)	Includes throughput other than plant inlet, primarily from compressor stations.
(11)	The Chico plant has fractionation capacity of approximately 15 MBbl/d.
(12)

Certain processing facilities in these business units are capable of processing more than their name-plate capacity and when capacity is exceeded the facilities will off-load volumes to other processors, as needed. The gross plant natural gas inlet throughput volume includes these off-loaded volumes.

(13)	The Atoka plant was idled due to the start-up of the Stonewall plant in May 2014.
(14)	The Chaney Dell plant was idled in December 2015 due to lower volumes in the WestOK system.
(15)	Coastal also includes three offshore gathering systems which have a combined length of approximately 325 miles.
(16)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(17)	The Acadia plant is available and operates on the LOU system as market conditions allow.
(18)	The Big Lake plant is available and operates as market conditions allow.
(19)	VESCO also includes an offshore gathering system with a combined length of approximately 125 miles.
(20)	The Lowry facility was idled in June 2015, but is available as market conditions allow.
(21)	Little Missouri Trains I and II are Straight Refrigeration plants and Little Missouri Train III is a Cryo plant.

Logistics and Marketing Segment

Our Logistics and Marketing segment is also referred to as our Downstream Business. Our Downstream Business includes the activities necessary to convert mixed NGLs into NGL products and provides certain value-added services such as the fractionation, storage, terminaling, transportation, exporting, distribution and marketing of NGLs and NGL products; the storing and terminaling of refined petroleum products and crude oil; and certain natural gas supply and marketing activities in support of our other businesses, as well as transporting natural gas and NGLs. These assets are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu and Galena Park, Texas, in Lake Charles, Louisiana, in Tacoma, Washington and in Baltimore, Maryland.

The Logistics and Marketing segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing our own NGL production and purchasing NGL products for resale in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; (4) providing propane, butane and services to LPG exporters; and (5) marketing natural gas available to us from our Gathering and Processing segment and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

The Logistics and Marketing segment also transports, distributes and markets NGLs via terminals and transportation assets across the U.S. We own or commercially manage terminal facilities in a number of states, including Texas, Oklahoma, Louisiana, Arizona, Nevada, California, Florida, Alabama, Mississippi, Tennessee, Kentucky, New Jersey and Washington. The geographic diversity of our assets provide direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

The Logistics and Marketing segment consists of assets and business activities associated with: Fractionation, NGL Storage and Terminaling, Petroleum Logistics, NGL Distribution and Marketing, Wholesale Domestic Marketing, Refinery Services, Commercial Transportation and Natural Gas Marketing.

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

Our fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two of which we operate, one at Mont Belvieu, Texas and the other at Lake Charles, Louisiana. We have an equity investment in the third fractionator, Gulf Coast Fractionators LP (“GCF”), also located at Mont Belvieu. We were subject to a consent decree with the Federal Trade Commission, issued December 12, 1996, that, among other things, prevented us from participating in commercial decisions regarding rates paid by third parties for fractionation services at GCF. This restriction on our activity at GCF terminated on December 12, 2016. In addition to the three stand-alone facilities in the Logistics Assets segment, see the description of fractionation assets in the North Texas System and LOU in our Gathering and Processing segment.

In June 2016, we commissioned an additional fractionator, Train 5, at CBF, in Mont Belvieu, Texas. This expansion added 100 MBbl/d of fractionation capacity at CBF, and is fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The gross cost of Train 5 was approximately $331 million (our net cost was approximately $299 million).

We also have a natural gasoline hydrotreater at Mont Belvieu, Texas that removes sulfur from natural gasoline, allowing customers to meet new, more stringent environmental standards. The facility has a capacity of 40 MBbl/d and is supported by long-term fee-based contracts that have certain guaranteed volume commitments or provisions for deficiency payments.

The following table details the Logistics and Marketing segment’s fractionation and treating facilities:

		Gross Capacity	Gross Throughput
Facility	% Owned	(MBbl/d) (1)	2016 (MBbl/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA) (2)	100.0	55.0	0.8
Cedar Bayou Fractionator (Mont Belvieu, TX) (3)	88.0	493.0	316.6
Targa LSNG Hydrotreater (Mont Belvieu, TX)	100.0	35.0
LSNG treating volumes			24.9
Benzene treating volumes			22.1
Non-operated Facilities:
Gulf Coast Fractionator (Mont Belvieu, TX)	38.8	125.0	99.5

       ________________

(1)	Actual fractionation capacities may vary due to the Y-grade composition of the gas being processed and does not contemplate ethane rejection.
(2)

Lake Charles fractionator was idled during 2016 as raw volumes were directed to Cedar Bayou fractionator. Lake Charles fractionator will run in a mode of ethane/propane splitting for a local petrochemical customer starting in 2017 but will still be configured to handle raw product.

(3)	Gross capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional butane/gasoline fractionation capacity.

NGL Storage and Terminaling

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

Across the Logistics and Marketing segment, we own or operate a total of 39 storage wells at our facilities with a net storage capacity of approximately 66 MMBbl, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale domestic terminals that focus on logistics to service the heating market customer base. In September 2013, we commissioned Phase I of our international export expansion project that includes our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of the project expanded our export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in the Phase I expansion was the capability to export international grade low ethane propane. With the completion of Phase I, we also added capabilities to load VLGC vessels alongside the small and medium sized export vessels that we can also load for export. We completed Phase II of the international export expansion project in the third quarter of 2014, which added approximately 3 MMBbl per month of export capacity. We continue to experience demand growth for US-based NGLs (both propane and butane) for export into international markets.

The following table details the Logistics and Marketing segment’s NGL storage facilities:

			Number of		Gross Storage
Facility	% Owned	Location	Permitted Wells		Capacity (MMBbl)
Hackberry Storage (Lake Charles, LA)	100	Cameron Parish, LA	12	(1)	20.0
Mont Belvieu Storage	100	Chambers County, TX	21	(2)	46.8

       ________________

(1)	Five of 12 owned wells leased to Citgo Petroleum Corporation under long-term leases.
(2)

Excludes six non-owned wells we operate on behalf of Chevron Phillips Chemical Company LLC ("CPC"). Includes the first of four new permitted wells, which became operational in June 2015. The second new well has been drilled and is in the process of being washed.

The following table details the Logistics and Marketing segment’s NGL terminaling facilities:

				Throughput for 2016	Gross Storage
Facility	% Owned	Location	Description	(Million gallons)	Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	3,705.3	0.7
Mont Belvieu Terminal	100	Chambers County, TX	Transport and storage terminal	16,660.3	42.1
Hackberry Terminal	100	Cameron Parish, LA	Storage terminal	661.5	17.8

________________

(1)	Volumes reflect total import and export across the dock/terminal and may also include volumes that have also been handled at the Mont Belvieu Terminal.

Our fractionation, storage and terminaling business includes approximately 900 miles of company-owned pipelines to transport mixed NGLs and specification products.

Petroleum Logistics

Our Petroleum Logistics business owns and operates storage and terminaling facilities in Texas, Maryland and Washington. These facilities not only serve the refined petroleum products and crude oil markets, but also include LPGs and biofuels. The following table details the Logistics and Marketing segment’s petroleum logistics facilities:

				Throughput for 2016	Gross Storage
Facility	% Owned	Location	Description	(Million gallons)	Capacity (MMBbl)
Channelview Terminal	100	Harris County, TX	Transport and storage terminal	179.7	0.6
Baltimore Terminal	100	Baltimore County, MD	Transport and storage terminal	59.6	0.5
Sound Terminal	100	Pierce County, WA	Transport and storage terminal	548.0	1.4
Patriot	100	Harris County, TX	Dock and land for expansion (Not in service)	N/A	N/A

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. Additionally, we also purchase product for resale in our Logistics and Marketing segment, including exports. During the year ended December 31, 2016, our distribution and marketing services business sold an average of approximately 477.5 MBbl/d of NGLs.

We generally purchase mixed NGLs at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these component products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical settlement business in which we earn margins from purchasing and selling NGL products from customers under contract. We also earn margins by purchasing and reselling NGL products in the spot and forward physical markets. To effectively serve our distribution and marketing customers, we contract for and use many of the assets included in our Logistics and Marketing segment.

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

Refinery Services

In our refinery services business, we typically provide NGL balancing services via contractual arrangements with refiners to purchase and/or market propane and to supply butanes. We use our commercial transportation assets (discussed below) and contract for and use the storage, transportation and distribution assets included in our Logistics and Marketing segment to assist refinery customers in managing their NGL product demand and production schedules. This includes both feedstocks consumed in refinery processes and the excess NGLs produced by other refining processes. Under typical netback purchase contracts, we generally retain a portion of the resale price of NGL sales or receive a fixed minimum fee per gallon on products sold. Under netback sales contracts, fees are earned for locating and supplying NGL feedstocks to the refineries based on a percentage of the cost to obtain such supply or a minimum fee per gallon.

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

Our transportation assets, as of December 31, 2016, include approximately 700 railcars that we lease and manage, approximately 90 leased and managed transport tractors and 20 company-owned pressurized NGL barges.

Natural Gas Marketing

We also market natural gas available to us from the Gathering and Processing segment, purchase and resell natural gas in selected U.S. markets and manage the scheduling and logistics for these activities.

The following table details the Logistics and Marketing segment’s raw NGL, propane and butane terminaling facilities:

				Throughput	Usable Storage
				for 2016	Capacity
Facility	% Owned	Location	Description	(Million gallons) (1)	(Million gallons)
Calvert City Terminal	100	Marshall County, KY	Propane terminal	9.7	0.1
Greenville Terminal	100	Washington County, MS	Marine propane terminal	18.7	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	11.7	1.6
Tyler Terminal	100	Smith County, TX	Propane terminal	9.0	0.2
Abilene Transport (2)	100	Taylor County, TX	Raw NGL transport terminal	22.7	0.1
Bridgeport Transport (2)	100	Jack County, TX	Raw NGL transport terminal	36.0	0.1
Gladewater Transport (2)	100	Gregg County, TX	Raw NGL transport terminal	10.1	0.3
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	11.8	0.9
Sparta Terminal	100	Sparta County, NJ	Propane terminal	12.4	0.2
Hattiesburg Terminal (3)	50	Forrest County, MS	Propane terminal	422.3	179.8
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	15.0	0.3
Sound Terminal	100	Pierce County, WA	Propane terminal	6.8	0.2
Jacksonville Transload (4)	100	Duval County, FL	Butane transload	1.8	-
Fort Lauderdale Transload (4)	100	Broward County, FL	Butane transload	0.4	-
Eagle Lake Transload (4)	100	Polk County, FL	Butane/propane transload	6.4	-

________________

(1)	Throughputs include volumes related to exchange agreements and third party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)

Throughput volume reflects 100% of the facility capacity. In 2016, usable storage capacity decreased from 302.0 million gallons to 179.8 million gallons due to the decommissioning of two storage wells.

(4)	Rail-to-truck transload equipment.

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

Competition

We face strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, reliability and access to end-use markets or liquid marketing hubs. Competitors to our gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. Our major competitors for natural gas supplies in our current operating regions include Kinder Morgan, WTG Gas Processing, L.P. (“WTG”), DCP, Devon Energy Corporation (“Devon”), Enbridge Inc., Enlink Midstream Partners LP, Energy Transfer Partners, L.P., ONEOK, Gulf South Pipeline Company, LP, Hanlon Gas Processing, Ltd., J-W Operating Company, Louisiana Intrastate Gas Company L.L.C., Enable Midstream Partners LP and several other interstate pipeline companies. Our competitors for crude oil gathering services in North Dakota include Crestwood Equity Partners LP, Kinder Morgan, Tesoro Corporation, Caliber Midstream Partners, L.P., Bridger Pipeline LLC, Paradigm Energy Partners, LLC and Summit Midstream Partners, LLC. Our competitors may have greater financial resources than we possess.

We also compete for NGL products to market through our Logistics and Marketing segment. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, including EPD, DCP, ONEOK and BP p.l.c.

Additionally, we face competition for mixed NGLs supplies at our fractionation facilities. Our competitors include large oil, natural gas and petrochemical companies. The fractionators in which we own an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located at Mont Belvieu, Texas. Among the primary competitors are EPD, ONEOK and LoneStar NGL LLC. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The Mont Belvieu fractionators also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. Our other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. Our customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using our services. Our primary competitors in providing export services to our customers are EPD, Phillips 66 and LoneStar NGL LLC.

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

The maximum recourse rates that may be charged by VGS for its services are established through FERC’s ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of service, including recovery of and a return on the pipeline’s investment. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughput and contractual capacity commitment assumptions. VGS is permitted to discount its firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not “unduly discriminate.” The applicable recourse rates and terms and conditions for service are set forth in each pipeline’s FERC-approved tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability. VGS currently has revised tariff sheets on file with FERC, seeking to increase the rates for service on VGS. Several of VGS’s customers protested the proposed increase, and the ratemaking proceeding remains pending. A hearing before a FERC administrative law judge on the proposed increase is scheduled to begin on April 18, 2017.

We also own (in conjunction with Pioneer) and operate the Driver Residue Pipeline, a gas transmission pipeline extending from our Driver processing plant in West Texas just over ten miles to points of interconnection with intrastate and interstate natural gas transmission pipelines. We have obtained a limited jurisdiction certificate of public convenience and necessity under the Natural Gas Act for the Driver Residue Pipeline. In the certificate order, among other things, FERC waived requirements pertaining to the filing of an initial rate for service, the filing of a tariff and compliance with specified accounting and reporting requirements. As such, the Driver Residue Pipeline is not currently subject to conventional rate regulation; to requirements FERC imposes on “open access” interstate natural gas pipelines; to the obligation to file and maintain a tariff; or to the obligation to conform to certain business practices and to file certain reports. If, however, we receive a bona fide request for firm service on the Driver Residue Pipeline from a third party, FERC would reexamine the waivers it has granted us and would require us to file for authorization to offer “open access” transportation under its regulations, which would impose additional costs upon us.

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

Our intrastate pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”). Our Texas intrastate pipeline, Targa Intrastate Pipeline LLC (“Targa Intrastate”), owns the intrastate pipeline that transports natural gas from its Shackelford processing plant to an interconnect with Atmos Pipeline-Texas that in turn delivers gas to the West Texas Utilities Company’s Paint Creek Power Station. Targa Intrastate also owns a 1.65-mile, ten-inch diameter intrastate pipeline that transports natural gas from a third-party gathering system into the Chico system in Denton County, Texas. Targa Intrastate is a gas utility subject to regulation by the RRC and has a tariff on file with such agency. Our other Texas intrastate pipeline, Targa Gas Pipeline LLC, owns a multi-county intrastate pipeline that transports gas in Crane, Ector, Midland, and Upton Counties, Texas, as well as some lines in North Texas. Targa Gas Pipeline LLC is a gas utility subject to regulation by the RRC.

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

We have an ownership interest of 50% of the capacity in a 50-mile long intrastate natural gas transmission pipeline, which extends from the tailgate of three natural gas processing plants located near Pettus, Texas to interconnections with existing intrastate and interstate natural gas pipelines near Refugio, Texas. The capacity is held by our subsidiary, TPL SouthTex Transmission Company LP (“TPL SouthTex Transmission”), which is entitled to transport natural gas through its capacity on behalf of third parties to both intrastate and interstate markets. Because the jointly owned pipeline system was initially interconnected only with intrastate markets, each of the capacity holders qualified as an “intrastate pipeline” within the meaning of the NGPA and therefore is able to provide transportation of natural gas to interstate markets under Section 311 of the NGPA. Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the Natural Gas Act. Transportation of natural gas under authority of Section 311 must be filed with FERC and must be shown to be “fair and equitable.” TPL SouthTex Transmission has a Statement of Operating Conditions on file with FERC, and FERC has accepted the rates, which TPL SouthTex Transmission’s predecessor filed, as being in accordance with the “fair and equitable” standard. TPL SouthTex Transmission is required to file, on or before November 6, 2017, a petition for approval of its then-existing rates, or to propose a new rate, applicable to NGPA Section 311 service.

We also operate natural gas pipelines that extend from the tailgate of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Although these “plant tailgate” pipelines may operate at transmission pressure levels and may transport “pipeline quality” natural gas, we believe they are exempt from FERC’s jurisdiction under the Natural Gas Act under FERC’s “stub” line exemption.

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

Our intrastate pipelines in North Dakota are subject to the various regulations of the State of North Dakota. In addition, various federal agencies within the U.S. Department of the Interior, particularly the federal Bureau of Land Management (“BLM”), Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, as well as the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. Please see “-Other State and Local Regulation of Operations” below.

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

Sales of Natural Gas and NGLs

The price at which we buy and sell natural gas and NGLs is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodities Futures Trading Commission (“CFTC”). See “—Other Federal Laws and Regulations Affecting Our Industry—EP Act of 2005.” Since May 2009, we have been required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

Interstate Common Carrier Liquids Pipeline Regulation

Targa NGL Pipeline Company LLC (“Targa NGL”) has interstate NGL pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). More specifically, Targa NGL owns a regulated twelve-inch diameter pipeline that runs between Lake Charles, Louisiana, and Mont Belvieu, Texas. This pipeline can move mixed NGLs and purity NGL products. Targa NGL also owns an eight-inch diameter pipeline and a twenty-inch diameter pipeline, each of which run between Mont Belvieu, Texas, and Galena Park, Texas. The eight-inch and the twenty-inch pipelines are also regulated and are part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign import and export customers. The ICA requires that we maintain tariffs on file with FERC for each of these pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. All shippers on these pipelines are our subsidiaries.

Targa NGL also owns a twelve-inch diameter pipeline that runs between Mont Belvieu, Texas, and Galena Park, Texas, that transports NGLs and that has qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. The crude oil pipeline system that is part of the Badlands assets also qualifies for such a waiver. Such waivers are subject to revocation, however, should the pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of the transportation on these pipelines is within its jurisdiction. In the event that FERC were to determine that one or both of these pipelines no longer qualified for waiver, we would likely be required to file a tariff with FERC for one or both of these pipelines, as applicable, provide a cost justification for the transportation charge, and provide service to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

Under Order No. 735, intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA are required to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 also extends FERC’s periodic review of the rates charged by the subject pipelines from three years to five years. On rehearing, FERC reaffirmed Order No. 735 with some modifications.  As currently written, this rule does not apply to our Hinshaw pipelines.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such FERC action materially differently than other midstream natural gas companies with whom we compete.

Environmental, Operational Health and Safety and Pipeline Safety Matters

General

Our operations are subject to numerous federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety, or otherwise relating to environmental protection. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, upgrade and decommission equipment and facilities. We have implemented programs and policies designed to monitor and pursue operation of our pipelines, plants and other facilities in a manner consistent with existing environmental laws and regulations. The trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment and thus, any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly waste management or disposal, pollution control or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. See Risk Factor “Failure to comply with environmental laws or regulations or an accidental release into the environment may cause us to incur significant costs and liabilities” under Item 1A of this Form 10-K for further discussion on environmental compliance matters. See “Item 3. Legal Proceedings – Environmental Proceedings” for a discussion of certain recent or pending proceedings related to environmental matters.

Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not become material in the future. The following is a summary of the more significant existing environmental, worker health and safety and pipeline safety laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws impose joint and several, strict liability on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Liability of these “responsible persons” under CERCLA may include the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third-parties to act in response to threats to the public health or the environment and to seek to recover from these responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that are regulated as “hazardous substances” under CERCLA or similar state statutes and, as a result, may be jointly and severally liable under CERCLA or similar state statutes for all or part of the costs required to clean up releases of hazardous substance into the environment.

We also generate solid wastes, including hazardous wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes additional stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes such as paint wastes, waste solvents and waste compressor oils that are regulated as hazardous wastes. Although certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations, there have been efforts from time to time to remove this exclusion. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any future changes in law or regulation that result in these wastes, including wastes currently generated during our or our customers’ operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements, could have a material adverse effect on our capital expenditures and operating expenses and, with respect to such adverse effects on our customers, could reduce the need for our services.

We currently own or lease, and have in the past owned or leased, properties that for many years have been used for midstream natural gas and NGL activities and refined petroleum product and crude oil storage and terminaling activities. Hydrocarbons or other substances and wastes may have been released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons or other substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and release of hydrocarbons or other substances and wastes was not under our control. These properties and any hydrocarbons, substances and wastes released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) and to perform remedial operations to prevent future contamination, the costs of which activities could have a material adverse effect on our business and results of operations.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants from many sources, including processing plants and compressor stations and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas related projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of the public health and welfare. The EPA is expected to make final geographical attainment designations and issue final non-attainment area requirements pursuant to this NAAQS rule by late 2017. Any designations or requirements that result in reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent regulations, which could apply to our operations. Additionally, in June 2016, the EPA (1) published a final rule updating federal permitting regulations for stationary sources in the oil and natural gas industry by defining and clarifying the meaning of the term “adjacent” for determining when separate surface sites and the equipment at those sites will be aggregated for permitting purposes; (2) finalized new source performance standards for emissions of methane and volatile organic compounds from new and modified oil and natural gas production facilities and natural gas gathering, processing, and transmission facilities; and (3) finalized a Federal Implementation Plan to implement a minor new source review permitting program for oil and gas stationary sources on certain Indian reservations, including the Fort Berthold Indian Reservation in North Dakota.  Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

Climate Change

The EPA has determined that greenhouse gas (“GHG”) emissions endanger public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the CAA related to GHG emissions. See Risk Factor “The adoption and implementation of climate change legislation and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide” under Item 1A of this Form 10-K for further discussion on climate change and regulation of GHG emissions.

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

In May 2015, the EPA released a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, but legal challenges to this rule followed and the rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015 while that appellate court considers lawsuits opposing implementation of the rule.  In February 2016, a split three-judge panel of the Sixth Circuit held that the Sixth Circuit had jurisdiction over the petition for review of this final rule.  Following the Sixth Circuit’s February 2016 jurisdictional decision, several federal district courts dismissed challenges to the rule on jurisdictional grounds.  However, the federal district court for the District of North Dakota, which issued an order in August 2015 finding jurisdiction and enjoining the rule, placed its case on hold in May 2016, pending the outcome of the cases before the Sixth Circuit. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. Any expansion to CWA jurisdiction in areas where we or our customers operate could impose additional permitting obligations on us or our customers.

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

Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies, including the EPA and the BLM have asserted regulatory authority over aspects of the process. Also, Congress has considered, and some states and local governments have adopted legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. While we do not conduct hydraulic fracturing, if new or more stringent federal, state, or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering, processing and fractionation services. See Risk Factor “Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets” under Item 1A of this Form 10-K for further discussion on hydraulic fracturing.

Endangered Species Act Considerations

The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. If endangered species are located in areas of the underlying properties where we plan to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Similar protections are offered to migrating birds under the federal Migratory Bird Treaty Act. Moreover, as a result of one or more settlements approved by the federal government, the U.S. Fish and Wildlife Service (“FWS”) must make determinations within specified timeframes on the listing of numerous species as endangered or threatened under the ESA. The designation of previously unprotected species as threatened or endangered in areas where we or our customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our services.

Employee Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The regulations apply to any process that (1) involves a listed chemical in a quantity at or above the threshold quantity specified in the regulation for that chemical, or (2) involves certain flammable gases or flammable liquids present on site in one location in a quantity of 10,000 pounds or more. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt. We have implemented an internal program of inspection designed to monitor and pursue operations in a manner consistent with worker safety requirements.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. More recently, in June 2016, President Obama signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) that extends PHMSA’s statutory mandate through 2019 and, among other things, requires PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

We, or the entities in which we own an interest, inspect our pipelines regularly in a manner consistent with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us. For example, in April 2015, PHMSA proposed rulemaking that would require leak detection for all hazardous liquid pipelines and require periodic assessment of hazardous liquid pipelines not already covered by the integrity management requirements. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970, which were previously excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards.  Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation services. In the absence of the PHMSA promulgating any legal requirements, state agencies, to the extent authorized, may promulgate state standards, including standards for rural gathering lines. For example, in 2013, the Texas Legislature authorized the RRC to adopt and implement safety standards applicable to the intrastate transportation of hazardous liquids and natural gas in rural locations by gathering pipeline.

In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. Texas, Louisiana and New Mexico, for example, have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. North Dakota has similarly implemented regulatory programs applicable to intrastate natural gas pipelines. We currently estimate an annual average cost of $3.6 million for the years 2017 through 2019 to perform necessary integrity management program testing on our pipelines required by existing PHMSA and state regulations. This estimate does not include the costs, if any, of any repair, remediation, or preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. However, we do not expect that any such costs would be material to our financial condition or results of operations.

See Risk Factor “Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation” under Item 1A of this Form 10-K for further discussion on pipeline safety standards.

Title to Properties and Rights-of-Way

Our real property falls into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located is held by us pursuant to ground leases between us, as lessee, and the fee owner of the lands, as lessors. We and our predecessors have leased these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit, lease or license, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits, leases and licenses.

Employees

We do not have any employees. To carry out our operations, Targa employs approximately 1,970 people who support primarily our operations. None of those employees are covered by collective bargaining agreements. Targa considers its employee relations to be good.

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

Item 1A. Risk Factors.

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. The nature of our business activities subjects us to certain hazards and risks. You should consider carefully the following risk factors together with all the other information contained in this report. If any of the following risks were actually to occur, then our business, financial condition, cash flows and results of operations could be materially adversely affected.

We have a substantial amount of indebtedness which may adversely affect our financial position.

We have a substantial amount of indebtedness. As of December 31, 2016, we had $4,002.2 million outstanding under our senior unsecured notes and $54.6 million of outstanding senior notes of TPL, excluding $0.5 million of unamortized net discounts and premiums. We also had $275.0 million outstanding under our accounts receivable securitization facility (the “Securitization Facility”). In addition, we had $150.0 million of borrowings outstanding, $13.2 million of letters of credit outstanding and $1,436.8 million of additional borrowing capacity available under the TRP Revolver. Our $1.6 billion TRP Revolver allows us to request increases in commitments up to an additional $500 million. For the years ended December 31, 2016, 2015 and 2014, our consolidated interest expense, net was $233.5 million, $207.8 million and $143.8 million.

This substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of indebtedness. This substantial indebtedness, combined with lease and other financial obligations and contractual commitments, could have other important consequences to us, including the following:

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

Our long-term unsecured debt is currently rated by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”).  As of December 31, 2016, our senior unsecured debt was rated “BB-” by S&P. As of December 31, 2016, our senior unsecured debt was rated “Ba3” by Moody’s. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

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

We may be able to incur substantial additional indebtedness in the future. The TRP Revolver allows us to request increases in commitments up to an additional $500 million. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

Increases in interest rates could adversely affect our business.

We have significant exposure to increases in interest rates. As of December 31, 2016, our total indebtedness was $4,481.8 million, excluding $0.5 million of unamortized net premiums, of which $4,056.8 million was at fixed interest rates and $425.0 million was at variable interest rates. A one percentage point increase in the interest rate on our variable interest rate debt would have increased our consolidated annual interest expense by approximately $4.3 million. As a result of this amount of variable interest rate debt, our financial condition could be negatively affected by increases in interest rates.

The terms of our debt agreements may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The agreements governing our outstanding indebtedness contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. These agreements include covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness or issue additional preferred units;

•	pay distributions on our equity securities or to our equity holders or redeem, repurchase or retire our equity securities or subordinated indebtedness;

•	make investments and certain acquisitions;

•	sell or transfer assets, including equity securities of our subsidiaries;

•	engage in affiliate transactions,

•	consolidate or merge;

•	incur liens;

•	prepay, redeem and repurchase certain debt, subject to certain exceptions;

•	enter into sale and lease-back transactions or take-or-pay contracts; and

•	change business activities conducted by us.

In addition, certain of our debt agreements require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

A breach of any of these covenants could result in an event of default under our debt agreements. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. For example, if we are unable to repay the accelerated debt under the TRP Revolver, the lenders under the TRP Revolver could proceed against the collateral granted to them to secure that indebtedness. If we are unable to repay the accelerated debt under the Securitization Facility, the lenders under the Securitization Facility could proceed against the collateral granted to them to secure the indebtedness. We have pledged substantially all of our assets as collateral under the TRP Revolver and the accounts receivables of Targa Receivables LLC under the Securitization Facility. If our indebtedness under our debt agreements is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our cash flow is affected by supply and demand for natural gas and NGL products and by natural gas, NGL, crude oil and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.

Our operations can be affected by the level of natural gas and NGL prices and the relationship between these prices. The prices of crude oil, natural gas and NGLs have been volatile and we expect this volatility to continue. Beginning in the third quarter of 2014, crude oil and natural gas prices significantly declined and continued to decline during 2015 and remained depressed in 2016. The duration and magnitude of the recent decline in oil, gas and NGLs prices cannot be predicted. Our future cash flow may be materially adversely affected if we experience significant, prolonged price deterioration. The markets and prices for crude oil, natural gas and NGLs depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

•	the impact of seasonality and weather;

•	general economic conditions and economic conditions impacting our primary markets;

•	the economic conditions of our customers;

•	the level of domestic crude oil and natural gas production and consumption;

•	the availability of imported natural gas, liquefied natural gas, NGLs and crude oil;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems and storage for residue natural gas and NGLs;

•	the availability and marketing of competitive fuels and/or feedstocks;

•	the impact of energy conservation efforts;

•	shareholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize GHG emissions; and

•	the extent of governmental regulation and taxation.

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. For the year ended December 31, 2016, our percent-of-proceeds arrangements accounted for approximately 67% of our gathered natural gas volume. Under these arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities. In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuate, to the extent our exposure to these prices is unhedged. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Changes in future business conditions could cause recorded goodwill to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives, intangible assets with definite lives, or property, plant and equipment assets.

We evaluate goodwill for impairment at least annually, as of November 30th, as well as whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount.  During 2015 and 2016, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014.  This decrease in commodity prices has had, and is expected to continue to have, a negative impact on the demand for our services and our market capitalization. Based on the results of our annual evaluations in 2016 and 2015, we recorded goodwill impairments of $207.0 million for the year ended December 31, 2016 and $290.0 million for the year ended December 31, 2015, which are included in goodwill impairment in our Consolidated Statements of Operations. The carrying value of goodwill as of December 31, 2016 has been reduced to $210.0 million.

Should energy industry conditions further deteriorate, there is a possibility that goodwill may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of goodwill. For a further discussion of our goodwill impairments, see Note 7 - Goodwill of the “Consolidated Financial Statements” included in this Annual Report.

We are exposed to credit risks of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flow and results of operations.

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness, especially in a depressed commodity price environment. A decline in natural gas, NGL and crude oil prices may adversely affect the business, financial condition, results of operations, cash flows and prospects of some of our customers. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from a decline in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Additionally, a decline in the share price of some of our public customers may place them in danger of becoming delisted from a public securities exchange, limiting their access to the public capital markets and further restricting their liquidity. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues. Any material nonpayment or nonperformance by our key customers or our derivative counterparties could reduce our ability to make distributions to our unitholders.

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

Our gathering systems are connected to crude oil and natural gas wells from which production will naturally decline over time, which means that the cash flows associated with these sources of natural gas and crude oil will likely also decline over time. Our logistics assets are similarly impacted by declines in NGL supplies in the regions in which we operate as well as other regions from which we source NGLs. To maintain or increase throughput levels on our gathering systems and the utilization rate at our processing plants and our treating and fractionation facilities, we must continually obtain new natural gas, NGL and crude oil supplies. A material decrease in natural gas or crude oil production from producing areas on which we rely, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of natural gas or crude oil that we process, NGL products delivered to our fractionation facilities or crude oil that we gather. Our ability to obtain additional sources of natural gas, NGLs and crude oil depends, in part, on the level of successful drilling and production activity near our gathering systems and, in part, on the level of successful drilling and production in other areas from which we source NGL and crude oil supplies. We have no control over the level of such activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Prices of crude oil and natural gas have been historically volatile, and we expect this volatility to continue. Beginning in the third quarter of 2014, crude oil and natural gas prices significantly declined and continued to decline during 2015 and remained depressed in 2016. Consequently, even if new natural gas or crude oil reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. For example, current low prices for natural gas combined with relatively high levels of natural gas in storage could result in curtailment or shut-in of natural gas production. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our gathering, treating, processing and fractionation assets.

If we do not make acquisitions or develop growth projects for expanding existing assets or constructing new midstream assets on economically acceptable terms, or fail to efficiently and effectively integrate acquired or developed assets with our asset base, our future growth will be limited. In addition, any acquisitions we complete (including the Permian Acquisition, if it is completed) are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to our limited partners. In addition, we may not achieve the expected results of the Permian Acquisition, if it is completed, and any adverse conditions or developments related to the Permian Acquisition, if it is completed, may have a negative impact on our operations and financial condition.

Our ability to grow depends, in part, on our ability to make acquisitions or develop growth projects that result in an increase in cash generated from operations. We are unable to acquire businesses from Targa in order to grow because Targa’s only assets currently are the interests in us that Targa owns. As a result, we will need to focus on third-party acquisitions and organic growth. If we are unable to make accretive acquisitions or develop accretive growth projects because we are (1) unable to identify attractive acquisition candidates and negotiate acceptable acquisition agreements or develop growth projects economically, (2) unable to obtain financing for these acquisitions or projects on economically acceptable terms, or (3) unable to compete successfully for acquisitions or growth projects, then our future growth and ability to increase distributions will be limited.

Any acquisition (including the Permian Acquisition, if it is completed) or growth project involves potential risks, including, among other things:

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

If these risks materialize, any acquired assets or growth project may inhibit our growth, fail to deliver expected benefits and/or add further unexpected costs. Challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition or growth project. If we consummate any future acquisition or growth project, our capitalization and results of operations may change significantly and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions or growth projects.

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

The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new fractionation facility or gas processing plant, the construction may occur over an extended period of time and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in any decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

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

Weather conditions have a significant impact on the demand for propane because domestic end-users principally utilize propane for heating purposes. Warmer-than-normal temperatures in one or more regions in which we operate can significantly decrease the total volume of propane we sell. Lack of consumer domestic demand for propane may also adversely affect the retailers with which we transact our wholesale propane marketing operations, exposing us to retailers’ inability to satisfy their contractual obligations to us.

If our general partner loses any of its named executive officers, our business may be adversely affected.

Our success is dependent upon the efforts of the named executive officers of our general partner. The named executive officers of our general partner are responsible for executing our business strategies. There is substantial competition for qualified personnel in the midstream natural gas industry. Our general partner may not be able to retain its existing named executive officers or fill new positions or vacancies created by expansion or turnover. Our general partner has not entered into employment agreements with any of its named executive officers. In addition, it does not maintain “key man” life insurance on the lives of any of its named executive officers. A loss of one or more of the named executive officers of our general partner could harm our business and prevent us from implementing our business strategies.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. In addition, potential changes in accounting standards might cause us to revise our financial results and disclosure in the future.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. If we cannot provide timely and reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continue to enhance our internal controls and financial reporting capabilities. These enhancements require a significant commitment of resources, personnel and the development and maintenance of formalized internal reporting procedures to ensure the reliability of our financial reporting. Our efforts to update and maintain our internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting now or in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002.

Any failure to maintain effective controls or difficulties encountered in the effective improvement of our internal controls could prevent us from timely and reliably reporting our financial results and may harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information. In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might impact how we are required to record revenues, expenses, assets and liabilities. Any significant change in accounting standards or disclosure requirements could have a material effect on our business, results of operations, financial condition and ability to comply with our debt obligations.

If we fail to balance our purchases and sales of the commodities we handle, our exposure to commodity price risk will increase.

We may not be successful in balancing our purchases and sales of the commodities we handle. In addition, a producer could fail to deliver promised volumes to us or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause an imbalance between our purchases and sales. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.

Our hedging activities may not be effective in reducing the variability of our cash flows and may, in certain circumstances, increase the variability of our cash flows. Moreover, our hedges may not fully protect us against volatility in basis differentials. Finally, the percentage of our expected equity commodity volumes that are hedged decreases substantially over time.

We have entered into derivative transactions related to only a portion of our equity volumes. As a result, we will continue to have direct commodity price risk to the unhedged portion. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity. The percentages of our expected equity volumes that are covered by our hedges decrease over time. To the extent we hedge our commodity price risk, we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. The derivative instruments we utilize for these hedges are based on posted market prices, which may be higher or lower than the actual natural gas, NGL and condensate prices that we realize in our operations. These pricing differentials may be substantial and could materially impact the prices we ultimately realize. In addition, market and economic conditions may adversely affect our hedge counterparties’ ability to meet their obligations. Given volatility in the financial and commodity markets, we may experience defaults by our hedge counterparties in the future. As a result of these and other factors, our hedging activities may not be as effective as we intend in reducing the variability of our cash flows, and in certain circumstances may actually increase the variability of our cash flows. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

We compete with similar enterprises in our respective areas of operation. Some of our competitors are large crude oil, natural gas and NGL companies that have greater financial resources and access to supplies of natural gas and NGLs than we do. Some of these competitors may expand or construct gathering, processing, storage, terminaling and transportation systems that would create additional competition for the services we provide to our customers. In addition, customers who are significant producers of natural gas may develop their own gathering, processing, storage, terminaling and transportation systems in lieu of using those operated by us. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

We typically do not obtain independent evaluations of natural gas or crude oil reserves dedicated to our gathering pipeline systems; therefore, supply volumes on our systems in the future could be less than we anticipate.

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

We participate in several majority-owned joint ventures whose corporate governance structures require at least a majority in interest vote to authorize many basic activities and require a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities include, among others, large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, making distributions, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business. Without the concurrence of joint venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not take certain actions, even though taking or preventing those actions may be in our best interests or the particular joint venture.

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

Pursuant to the authority under the NGPSA and HLPSA, as amended from time to time, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. Among other things, these regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquids pipelines. We currently estimate an average annual cost of $3.6 million between 2017 and 2019 to implement pipeline integrity management program testing along certain segments of our gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation or preventative or mitigative actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and imposing increased integrity management requirements. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation services.

Unexpected volume changes due to production variability or to gathering, plant or pipeline system disruptions may increase our exposure to commodity price movements.

We sell processed natural gas at plant tailgates or at pipeline pooling points. Sales made to natural gas marketers and end-users may be interrupted by disruptions to volumes anywhere along the system. We attempt to balance sales with volumes supplied from processing operations, but unexpected volume variations due to production variability or to gathering, plant or pipeline system disruptions may expose us to volume imbalances which, in conjunction with movements in commodity prices, could materially impact our income from operations and cash flow.

Failure to comply with environmental laws or regulations or an accidental release into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to numerous federal, tribal, state and local environmental laws and regulations governing the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including acquisition of a permit or other approval before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; requiring capital expenditures to comply with pollution control requirements, and imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which can often require difficult and costly actions. Failure to comply with these laws and regulations or any newly adopted laws or regulations may result in assessment of sanctions including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting or performance of projects, and the issuance of orders enjoining or conditioning performance of some or all of our operations in a particular area. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been released, even under circumstances where the substances, hydrocarbons or waste have been released by a predecessor operator or the activities conducted and from which a release emanated complied with applicable law.

The risk of incurring environmental costs and liabilities in connection with our operations is significant due to our handling of natural gas, NGLs, crude oil and other petroleum products because of air emissions and product-related discharges arising out of our operations, and as a result of historical industry operations and waste disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages and fines or penalties for related violations of environmental laws or regulations. Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. The adoption of any laws, regulations or other legally enforceable mandates that result in more stringent air emission limitations or that restrict or prohibit the drilling of new oil or natural gas wells for any extended period of time could increase our oil and natural gas customers’ operating and compliance costs as well as reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship, which could have a material adverse effect on our results of operations and cash flows.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

While we do not conduct hydraulic fracturing, many of our customers do perform such activities. Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate the flow of oil and natural gas, increasing the volumes that may be recovered. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over, proposed or promulgated regulations governing, and conducted investigations relating to certain aspects of the process, including the EPA and the BLM. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Moreover, some states have adopted, and others are considering adopting, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, assess more taxes, fees or royalties on natural gas production, or otherwise limit the use of the technique. States could elect to prohibit high volume hydraulic fracturing altogether, as the State of New York did in 2015. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. New or more stringent laws or regulations relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, or increased litigation.  Any one or more of such developments could reduce demand for our gathering, processing and fractionation services.

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

In addition, the courts have determined that certain pipelines that would otherwise be subject to the ICA are exempt from regulation by FERC under the ICA as proprietary lines. The classification of a line as a proprietary line is a fact-based determination subject to FERC and court review. Accordingly, the classification and regulation of some of our gathering facilities and transportation pipelines may be subject to change based on future determinations by FERC, the courts or Congress, in which case, our operating costs could increase and we could be subject to enforcement actions under the EP Act of 2005.

Various federal agencies within the U.S. Department of the Interior, particularly the BLM, Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, along with the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation, on which we operate a significant portion of our Badlands gathering and processing assets. The Three Affiliated Tribes is a sovereign nation having the right to enforce certain laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands can generally be subject to the Native American tribal court system. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.

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

The adoption and implementation of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has adopted rules under authority of the CAA that, among other things, establish Potential for Significant Deterioration (PSD) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering, compression and boosting facilities and blowdowns of natural gas transmission pipelines, beginning with the 2016 reporting year, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rules with the new source performance standards.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued New Source Performance Standards published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In November 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and natural gas industry. The EPA has indicated that it intended to use the information from this request to develop Existing Source Performance Standards (ESPS) for the oil and gas industry. Additionally, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but does include pledges to voluntarily limit or reduce future emissions.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

In June 2016, President Obama signed the 2016 Pipeline Safety Act that extends PHMSA’s statutory mandate regarding pipeline safety through 2019 and requires PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act.  The 2011 Pipeline Safety Act had directed the promulgation of regulations relating to such matters as expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines.  The 2016 Pipeline Safety Act also called for the development of new safety standards for natural gas storage facilities by June 22, 2018, and empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing.

The imposition of new safety enhancement requirements pursuant to the 2016 Pipeline Safety Act and the 2011 Pipeline Safety Act or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.  For example, in October 2015, PHMSA proposed new more stringent regulations for hazardous liquid pipelines, including extending certain integrity management assessment and repair requirements to pipelines not currently subject to integrity management regulations and requiring that all pipelines have a means of detecting leaks. In another example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards.  Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines.

Additionally, PHMSA and one or more state regulators, including the RRC, have in recent years expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. To the extent that PHMSA and/or state regulatory agencies are successful in asserting their jurisdiction in this manner, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA, PSM and EPA RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

In November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The rules were re-proposed in December 2016. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin in the future, although current rules do not result in requirements for our swap dealer counterparties to collect margin from us for our hedging transactions. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until all of the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

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

Targa NGL also owns a twelve-inch diameter pipeline that runs between Mont Belvieu, Texas, and Galena Park, Texas, that transports NGLs and that has qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. The crude oil pipeline system that is part of the Badlands assets also qualifies for such a waiver. Such waivers are subject to revocation, however, and should the pipelines’ circumstances change, FERC could, either at the request of other entities or on its own initiative, assert that some or all of the transportation on these pipelines is within its jurisdiction. In the event that FERC were to determine that one or both of these pipelines no longer qualified for a waiver, the Partnership would likely be required to file a tariff with FERC for one or both of these pipelines, as applicable, provide a cost justification for the transportation charge, and provide service to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Risks Related to Our Structure

Targa controls our general partner, which has sole responsibility for conducting our business and managing our operations. Targa has conflicts of interest with us and may favor its own interests to your detriment.

Targa owns and controls our general partner. All of our general partner’s directors and all of its executive officers are directors or officers of Targa. Therefore, conflicts of interest may arise between Targa, including our general partner, on the one hand and us and our limited partners, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests over the interests of our limited partners. These conflicts include, among others, the following situations:

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in Louisiana, Texas, Oklahoma and North Dakota as well as other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or that your right to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Limited partners may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, limited partners may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to limited partners if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

In addition, although holders of Preferred Units are entitled to limited voting rights, with respect to certain matters the Preferred Units will generally vote separately as a class along with all other series of our parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Preferred Units may be significantly diluted, and the holders of such other series of Parity Securities that we may issue may be able to control or significantly influence the outcome of any vote. Future issuances and sales of parity securities, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Preferred Units to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in us may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

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

On January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017.  We do not believe the Final Regulations affect the Partnership’s ability to be treated as a partnership for U.S. federal income tax purposes.

The tax treatment of distributions on our Preferred Units as guaranteed payments for the use of capital is uncertain.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Series A Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income.   We anticipate accruing and making guaranteed payment distributions on a monthly basis. However, the accrual of such a guaranteed payment is not contingent upon a cash distribution, and holders of Preferred Units will recognize taxable income from such accrual even in the absence of a contemporaneous cash distribution.  Otherwise, the holders of Preferred Units are generally neither anticipated to share in our items of income, gain, loss or deduction, nor be allocated any share of our nonrecourse liabilities. If the Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our Preferred Units that may result in adverse tax consequences to them.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. Although the issue is not free from doubt, we will treat distributions to non-U.S. holders of the Preferred Units as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) that are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income, or UBTI, for federal income tax purposes. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

If the IRS contests the federal income tax positions we take, the market for our Preferred Units may be adversely affected and the cost of any contest will reduce our cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our partners may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, partners during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

You may be subject to state and local taxes and return filing requirements in jurisdictions where you do not live as a result of investing in our preferred units.

In addition to federal income taxes, Holders of Preferred Units may be subject to return filing requirements and other taxes, including state, local and non-U.S. income taxes, unincorporated business taxes, and estate, inheritance or intangibles taxes that may be imposed by the various jurisdictions in which we conduct business or own property or in which the preferred unitholder is a resident. Moreover, we may also own property or do business in other states in the future that impose income or similar taxes on nonresident individuals. You may be subject to penalties for failure to comply with return filing requirements. It is your responsibility to file all U.S. federal, state and local tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 1000 Louisiana Street, Suite 4300, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings.

Litigation related to TRC/TRP Merger

On December 16, 2015, two purported unitholders of TRP (the “State Court Plaintiffs”) filed a putative class action and derivative lawsuit challenging the TRC/TRP Merger against TRC, TRP (as a nominal defendant), Targa Resources GP LLC (“TRP GP”), the members of the board of TRP GP (the “TRP GP Board”) and Merger Sub (collectively, the “State Court Defendants”). This lawsuit was styled Leslie Blumberg et al. v. TRC Resources Corp., et al., Cause No. 2015-75481, in the 234th Judicial District Court of Harris County, Texas (the “State Court Lawsuit”). The State Court Plaintiffs amended the State Court Lawsuit on July 26, 2016.

The State Court Plaintiffs alleged several causes of action challenging the TRC/TRP Merger. Generally, the State Court Plaintiffs alleged that (i) the members of the TRP GP Board breached express and/or implied duties under the Partnership Agreement and (ii) TRC, TRP GP, and Merger Sub aided and abetted in these alleged breaches of duties. The State Court Plaintiffs further alleged, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair, (e) the TRP GP Board had conflicts of interest due to TRC’s control of TRP GP, (f) the TRP GP Conflicts Committee’s financial advisor was conflicted and conducted flawed analyses, and (g) the joint proxy statement/prospectus filed in connection with the TRC/TRP Merger (the “Proxy”) failed to disclose allegedly material information concerning, among other things, (i) the TRC and TRP projections included in the Proxy, and (ii) the analyses conducted by the TRP GP Conflicts Committee’s financial advisor in connection with the TRC/TRP Merger.

Based on these allegations, the State Court Plaintiffs sought damages and attorneys’ fees.  On February 26 and 29, 2016, the State Court Defendants filed general denials and asserted affirmative defenses. On August 26, 2016, the State Court Defendants filed Special Exceptions and a Motion for Summary Judgment.  On December 5, 2016, the Court granted Defendants’ Motion for Summary Judgment and dismissed the State Court Lawsuit in its entirety with prejudice.

Environmental Proceedings

On June 18, 2015, the New Mexico Environment Department’s Air Quality Bureau issued a Notice of Violation to Targa Midstream Services LLC for alleged violations of air emissions regulations related to emissions events that occurred at the Monument Gas Plant between June 2014 and December 2014.  The Monument Gas Plant is owned by Versado Gas Processors, L.L.C., which was a joint venture in which we owned a 63% interest until October 31, 2016, when we acquired the remaining 37% membership interest from Chevron U.S.A. Inc. The Partnership has been in discussions with the New Mexico Environment Department to resolve the alleged violations. The New Mexico Environment Department has offered to settle the matter for $29,223.

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units were listed on the NYSE under the symbol “NGLS” prior to the closing of the TRC/TRP Merger on February 17, 2016. As of February 10, 2017, there were 275,168,410 common units outstanding.

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

The following table sets forth the high and low sales prices of our common units as reported by the NYSE and the amount of cash distributions declared for the periods indicated:

	Unit Prices
Quarter Ended	High	Low	Distribution per Common Unit
March 31, 2016 (1)	$14.86	$9.54	(2)
December 31, 2015	33.50	13.07	$0.8250
September 30, 2015	41.76	23.50	0.8250
June 30, 2015	47.00	37.86	0.8250
March 31, 2015	50.40	37.33	0.8200
December 31, 2014	73.20	40.17	0.8100
September 30, 2014	74.51	63.87	0.7975
June 30, 2014	83.49	57.02	0.7800
March 31, 2014	56.94	49.66	0.7625

______________________________________

(1)	Public shares were traded through February 17, 2016.
(2)	Distribution per common unit is no longer relevant after the TRC/TRP Merger.

There is no established trading market for the 5,629,136 general partner units held only by our general partner.

Distributions of Available Cash

General

As a result of the TRC/TRP Merger, Targa owns all of our outstanding common units. We have discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 10 – Debt Obligations and Note 12 – Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Annual Report.

The following table details the distributions declared or paid by the Partnership during the periods presented:

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.
(In millions)
2016
December 31, 2016	February 10, 2017	$198.1	$195.3
September 30, 2016	November 11, 2016	194.7	191.9
June 30, 2016	August 11, 2016	181.7	178.9
March 31, 2016	May 12, 2016	157.6	154.8
2015
December 31, 2015	February 9, 2016	200.4	61.4
September 30, 2015	November 13, 2015	200.4	61.4
June 30, 2015	August 14, 2015	200.4	61.4
March 31, 2015	May 15, 2015	193.9	59.0

2014
December 31, 2014	February 13, 2015	137.4	51.6
September 30, 2014	November 14, 2014	130.9	48.9
June 30, 2014	August 14, 2014	125.7	46.3
March 31, 2014	May 15, 2014	121.3	44.0

Pursuant to the IDR Giveback Amendment in conjunction with the Atlas mergers, IDRs of $9.375 million were reallocated to common unitholders for each of the four quarters of 2015. The IDR Giveback Amendment covered sixteen quarterly distribution declarations following the completion of the Atlas mergers on February 27, 2015. The IDR Giveback resulted in reallocation of IDR payments to common unitholders of $6.25 million for each of the first three quarters of 2016.

On October 19, 2016, we executed the Third A&R Partnership Agreement, which became effective on December 1, 2016. The Third A&R Partnership Agreement amendments include among other things (i) eliminating the IDRs held by the general partner, and related distribution and allocation provisions, (ii) eliminating the Special GP Interest (as defined in the Third A&R Partnership Agreement) held by the general partner, (iii) providing the ability to declare monthly distributions in addition to quarterly distributions, (iv) modifying certain provisions relating to distributions from available cash, (v) eliminating the Class B Unit provisions and (vi) changes to the Third A&R Partnership Agreement to reflect the passage of time and to remove provisions that are no longer applicable.

As a result of the Third A&R Partnership Agreement, the reallocations of IDRs under the IDR Giveback Amendment ceased in the fourth quarter of 2016.

Definition of Available Cash

Under the partnership agreement, the term “available cash,” is defined, for any quarter or month, as applicable, as the sum of all cash and cash equivalents on hand at the end of that quarter or month, as applicable, and all additional cash and cash equivalents on hand immediately prior to the date of the distribution of available cash resulting from borrowings for working capital purposes subsequent to the end of that quarter or month, as applicable, less the amount of any cash reserves established by our general partner to:

•	provide for the proper conduct of our business (including reserves for future capital expenditures and for anticipated future credit needs);

•	comply with applicable law or any loan agreements, security agreements, mortgages, debt instruments or other agreements;

•	provide funds for distributions on and redemptions with respect to the Preferred Units; or

•	provide funds for further distributions.

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

Preferred Units

Distributions on the Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on the Preferred Units will be paid out of amounts legally available therefor to, but not including, November 1, 2020, at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on the Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%. For the year ended December 31, 2016, we have paid $11.3 million in distributions to the holders of our Preferred Units. See Note 12 - Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Annual Report.

Recent Sales of Unregistered Equity Securities

In connection with the Third A&R Partnership Agreement, TRP issued to the General Partner (i) 20,380,286 common units and 424,590 General Partner units in exchange for the cancellation of the IDRs and (ii) 11,267,485 common units and 234,739 General Partner units in exchange for cancellation of the Special GP Interest. These common units and General Partner units were issued on December 1, 2016 pursuant to the exemption offered by Section 4(a)(2) of the Securities Exchange Act of 1934.

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

	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Statement of operations data:
Revenues	$6,690.9	$6,658.6	$8,616.5	$6,314.9	$5,676.9
Income from operations	66.0	167.4	653.3	377.2	342.9
Net income (loss)	(228.7)	(59.3)	505.1	258.6	203.2
Balance sheet data (at end of period):
Total assets	$12,744.9	$13,126.8	$6,347.3	$5,945.3	$5,002.2
Long-term debt	4,177.0	5,125.7	2,753.5	2,879.2	2,369.8
Other:
Distributions declared per unit	(1)	$3.3000	$3.1500	$2.8900	$2.6100

___________

(1)Distributions declared per unit are no longer relevant after the TRC/TRP Merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and notes included in Part IV of this Annual Report.

Overview

Targa Resources Partners LP is a Delaware limited partnership formed in October 2006 by TRC. Our common units were listed on the NYSE under the symbol “NGLS” prior to TRC’s acquisition on February 17, 2016 of all our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

Targa Resources GP LLC, our general partner, is a Delaware limited liability company formed by Targa in October 2006 to own a 2% general partner interest in us. Its primary business purpose is to manage our affairs and operations. Targa Resources GP LLC is an indirect wholly owned subsidiary of Targa.

On February 17, 2016, TRC completed the previously announced transactions contemplated by the Merger Agreement, by and among us, our general partner, TRC and Merger Sub pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub merged with and into TRP, with TRP continuing as the surviving entity and as a subsidiary of TRC. Following the closing of the TRC/TRP Merger on February 17, 2016, TRC owns all our outstanding common units.

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

Concurrent with the TRC/TRP Merger, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team.

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

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses.

The Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing operations and are predominantly located in Mont Belvieu and Galena Park, Texas, Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of our commodity derivative activities that are included in operating margin.

Volatility of Commodity Prices

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Prices of oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related reduced activity levels from our customers. Beginning in the fourth quarter of 2014, oil, natural gas and NGL prices declined significantly primarily due to global supply and demand imbalances. Oil, natural gas and NGL prices continued to decline in 2015 and the first half of 2016, but have experienced some recovery.

2016 Developments

Logistics and Marketing Segment Expansion

Cedar Bayou Fractionator Train 5

In June 2016, we commissioned an additional fractionator, Train 5, at our 88%-owned CBF in Mont Belvieu, Texas. This expansion added 100 MBbl/d of fractionation capacity at CBF, and is fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The gross cost of Train 5 was approximately $331 million (our net cost was approximately $299 million).

Channelview Splitter

On December 27, 2015, we and Noble entered into the Splitter Agreement under which we will build the Channelview Splitter, which will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. As contemplated by the December 2014 Agreement, the Splitter Agreement completes and terminates the December 2014 Agreement, while retaining our economic benefits from that previous agreement. The first annual payment due under the Splitter Agreement was received in October 2016 and is reflected as deferred revenue as a component of other long-term liabilities on our Consolidated Balance Sheet.

Gathering and Processing Segment Expansion

Eagle Ford Shale Natural Gas Gathering and Processing Joint Ventures

In October 2015, we announced that we had entered into the Carnero Joint Ventures with Sanchez to construct the Raptor Plant and approximately 45 miles of associated pipelines. In July 2016, Sanchez sold its interest in the gathering joint venture to SPP and in November 2016 sold its interest in the processing joint venture to SPP. We own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect Sanchez's Catarina gathering system to the plant. We hold a portion of the transportation capacity on the pipeline, and the gathering joint venture receives fees for transportation. We expect to invest approximately $125 million of growth capital expenditures related to the joint ventures.

The Raptor Plant will accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering lines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We will manage construction and operations of the plant and high pressure gathering lines, while the plant is expected to begin operations late in the first quarter of 2017 and be fully operational in April 2017. Prior to the plant being placed in service, we benefit from Sanchez natural gas volumes that are processed at our Silver Oak facilities in Bee County, Texas.

Permian Basin Buffalo Plant

In April 2016, we commenced commercial operations of a new 200 MMcf/d cryogenic processing plant, known as the Buffalo Plant, in our WestTX system. This project also included the laying of new high and low pressure gathering lines in Martin and Andrews counties of Texas. Total growth capital expenditures for the Buffalo Plant were approximately $140 million (our net growth capital expenditures were approximately $102 million). The addition of the Buffalo Plant positions us to handle increasing production from our joint venture partner in WestTX, Pioneer (the largest active driller in the Spraberry and Wolfberry Trends), and from other active producers in the area.

Purchase of Versado Membership Interest

In October 2016, we acquired the remaining membership interest in Versado that we did not own. Targa held a 63% controlling interest in Versado prior to this transaction and already reported Versado on a consolidated basis. Versado consists of the Saunders, Eunice and Monument gas processing plants and related gathering systems in Southeastern New Mexico and in West Texas. Versado includes approximately 3,600 miles of natural gas gathering pipelines.

Additional WestTX System Processing Capacity

In November 2016, we announced plans to restart the currently idled 45 MMcf/d Benedum cryogenic processing plant and to add 20 MMcf/d of capacity at our Midkiff plant in our WestTX system.  The Benedum Plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward Plant.  The addition of 20 MMcf/d of capacity at our Midkiff plant will increase overall plant capacity of the Midkiff/Consolidator plant complex in Reagan County, Texas from 210 MMcf/d to 230 MMcf/d. Also in November 2016, we announced plans to build the Joyce Plant, which is expected to be completed in early 2018.

In addition to the major projects noted above, we had other growth capital expenditures in 2016 and expect to have more in 2017 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. We will continue to evaluate other potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Permian Acquisition

On January 22, 2017, we entered into definitive agreements to purchase 100% of the membership interests of Outrigger Delaware and Outrigger Midland (the “Permian Acquisition”).

Outrigger Delaware’s gas gathering and processing and crude gathering systems are located in Loving, Winkler and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. Outrigger Delaware’s assets include 70 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Delaware system.

Outrigger Midland’s gas gathering and processing and crude gathering systems are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. Outrigger Midland currently has 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Midland system.

We anticipate connecting Outrigger Delaware to our existing Sand Hills system and Outrigger Midland to our existing WestTX system during 2017, creating operational and capital synergies. We currently expect to close the transaction during the first quarter of 2017, subject to customary regulatory approvals and closing conditions.

Financing Activities

During the year ended December 31, 2016, we repurchased a portion of our outstanding senior notes on the open market, paying $534.3 million plus accrued interest to repurchase $559.2 million of the notes. The repurchases resulted in a $21.4 million net gain, which included the write-off of $3.5 million in related debt issuance costs.

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In October 2016, we issued the 2016 Senior Notes yielding net proceeds of approximately $496.2 million and $496.2 million, respectively. The net proceeds from the October 2016 Offering, along with borrowings under the TRP Revolver were used to fund tender offers for other series of senior notes and to fund redemption payments for certain note balances remaining after completion of the tender offers. The Tender Offers were fully subscribed and we accepted for purchase all Tender Notes that were validly tendered as of the early tender date, totaling $1,138.3 million and we recorded a loss due to debt extinguishment of approximately $59.2 million comprised of the $41.8 million premium paid, the write-off of $5.8 million of debt issuance costs, $15.1 million of debt discounts and $3.5 million of debt premiums. The aggregate principal amount of the notes redeemed following completion of the Tender Offers totaled $146.2 million and we recorded a loss due to debt extinguishment of approximately $9.7 million comprised of the $4.9 million premium paid, and a write-off of $1.1 million of debt issuance costs, $4.2 million of debt discounts and $0.5 million of debt premiums.

In October 2016, we entered into the Restatement to effectuate the TRP Credit Agreement. The TRP Credit Agreement amended and restated the TRP Revolver to extend the maturity date from October 2017 to October 2020. The available commitments under the TRP Revolver of $1.6 billion remained unchanged while our ability to request additional commitments increased from up to $300.0 million to up to $500.0 million. The TRP Revolver continues to bear interest costs that are dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, and the covenants also remained substantially the same. The TRP Credit Agreement designates TPL and certain of its subsidiaries as Restricted Subsidiaries and provides for certain changes to occur upon our receiving an investment grade credit rating from Moody’s or S&P, including the release of the security interests in all collateral at our request.

Subsequent to entering into the TRP Credit Agreement, we executed supplemental indentures relating to all our outstanding series of Senior Notes to designate TPL and certain of its subsidiaries as guarantors of the Senior Notes.

In December 2016, we amended our account receivable securitization facility to extend the maturity to December 8, 2017 and increase the facility size to $275.0 million. The Securitization Facility provides up to $275.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 8, 2017. Under the Securitization Facility, Targa Midstream Services LLC (“TMS”), a consolidated subsidiary of the Partnership, contributes certain receivables to Targa Gas Marketing LLC (“TGM”), a consolidated subsidiary of the Partnership, and TGM and  another consolidated subsidiary of the Partnership (Targa Liquids Marketing and Trade LLC (“TLMT”)) sell or contribute receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TMS, TGM, TLMT or the Partnership. Any excess receivables are eligible to satisfy the claims of creditors of TMS, TGM, TLMT or the Partnership. As of December 31, 2016, total funding under the Securitization Facility was $275.0 million.

Factors That Significantly Affect Our Results

Our results of operations are substantially impacted by changes in commodity prices, the volumes that move through our gathering, processing and logistics assets, contract terms, the impact of hedging activities and the cost to operate and support assets.

Commodity Prices

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2016
4th Quarter	$2.98	$0.53	$47.73
3rd Quarter	2.81	0.45	44.94
2nd Quarter	1.95	0.46	45.59
1st Quarter	2.09	0.36	33.45
2016 Average	2.46	0.45	42.93

2015
4th Quarter	$2.27	$0.40	$42.17
3rd Quarter	2.77	0.39	46.44
2nd Quarter	2.65	0.44	57.96
1st Quarter	2.99	0.46	48.57
2015 Average	2.67	0.42	48.79

2014
4th Quarter	$4.04	$0.63	$73.12
3rd Quarter	4.07	0.84	97.21
2nd Quarter	4.68	0.88	102.98
1st Quarter	4.95	0.98	98.62
2014 Average	4.43	0.83	92.99
________

(1)	Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)	“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2016: 38% ethane, 34% propane, 12% normal butane, 5% isobutane and 11% natural gasoline

2015: 37% ethane, 35% propane, 12% normal butane, 6% isobutane and 10% natural gasoline

2014: 44% ethane, 30% propane, 10% normal butane, 5% isobutane and 11% natural gasoline

(3)	Crude oil prices are based on average quarterly prices of West Texas Intermediate crude oil as measured on the NYMEX.

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

Contract Terms, Contract Mix and the Impact of Commodity Prices

Because of the potential for significant volatility of natural gas and NGL prices, the contract mix of our Gathering and Processing segment, other than fee-based contracts in certain gathering and processing business units and gathering and processing services, can have a material impact on our profitability, especially those contracts that create direct exposure to changes in energy prices by paying us for gathering and processing services with a portion of proceeds from the commodities handled (“equity volumes”).

Contract terms in the Gathering and Processing segment are based upon a variety of factors, including natural gas and crude quality, geographic location, competitive dynamics and the pricing environment at the time the contract is executed, and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to crude, natural gas and NGL prices may change as a result of producer preferences, competition and changes in production as wells decline at different rates or are added, our expansion into regions where different types of contracts are more common and other market factors. For example, our Badlands and SouthTX crude oil and natural gas contracts are essentially 100% fee-based.

The contract terms and contract mix of our Downstream Business can also have a significant impact on our results of operations. During periods of low relative demand for available fractionation capacity, rates were low and frac-or-pay contracts were not readily available. The current demand for fractionation services has grown resulting in increases in fractionation fees and contract term. In addition, reservation fees are required. Increased demand for export services also supports fee-based contracts. The Logistics and Marketing segment includes both fee-based and percent-of-proceeds contracts.

Impact of Our Commodity Price Hedging Activities

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes and future commodity purchases and sales through 2019 by entering into financially settled derivative transactions. These transactions include swaps, futures, and purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue managing our exposure to commodity prices in the future by entering into derivative transactions. We actively manage the Downstream Business product inventory and other working capital levels to reduce exposure to changing NGL prices. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk— Commodity Price Risk.”

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

Demand for Our Services

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related activity levels from our customers. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. In our Gathering and Processing areas of operation, producers have reduced and may continue to reduce their drilling activity to varying degrees, which may lead to lower oil, condensate, NGL and natural gas volume growth in the near term and reduced demand for our services. Producer activity generates demand in our Downstream Business for fractionation and other fee-based services, which may decrease in the near term. As prices have declined, demand for our international export, storage and terminaling services has remained relatively constant, as demand for these services is based on a number of domestic and international factors.

Commodity Prices

There has been and we believe there will continue to be significant volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. In addition, the volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Notably, beginning in the fourth quarter of 2014, oil, natural gas and NGL prices declined significantly primarily due to global supply and demand imbalances. Oil, natural gas and NGL prices continued to decline in 2015 and in the first half of 2016, but have since experienced some recovery. See “Item 1A. Risk Factors – Our cash flow is affected by supply and demand for natural gas and NGL products and by natural gas, NGL, crude oil and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.”

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices, and where the spread between NGL prices and natural gas prices widens primarily as a result of our percent-of-proceeds contracts. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate. Pricing and supply are beyond our control and have been volatile. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. Due to the recent volatility in commodity prices, we are uncertain of what pricing and market demand for oil, condensate, NGLs and natural gas will be throughout 2017, and as a result, demand for the services that we provide may decrease. Across our operations, and particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

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

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers and increased GHG emission regulations may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets” and “The adoption and implementation of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide” under Item 1A of this Form 10-K.  Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to TRP before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments, including the cash impact of hedges acquired in the merger with APL (the “APL merger”); non-cash compensation on equity grants; transaction costs related to business acquisitions; the Splitter Agreement adjustment; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated, with 2015 and 2014 amounts presented for comparative purposes.

	2016	2015	2014
	(In millions)
Reconciliation of Net Income to TRP Operating Margin and Gross Margin:
Net income (loss)	$(228.7)	$(59.3)	$505.1
Depreciation and amortization expenses	757.7	677.1	346.5
General and administrative expenses	177.1	153.6	139.8
Goodwill impairment	207.0	290.0	-
Interest expense, net	233.5	207.8	143.8
Income tax (expense) benefit	(0.3)	0.6	4.8
Gain (loss) on sale or disposition of assets	6.1	(8.0)	(4.8)
Gain (loss) from financing activities	48.2	(2.8)	12.4
Other, net	13.8	22.0	(11.0)
Operating margin	1,214.4	1,281.0	1,136.6
Operating expenses	553.6	540.0	487.3
Gross margin	$1,768.0	$1,821.0	$1,623.9

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(249.4)	$(27.4)	$467.7
Interest expense, net	233.5	207.8	143.8
Income tax expense (benefit)	(0.3)	0.6	4.8
Depreciation and amortization expenses	757.7	677.1	346.5
Goodwill impairment	207.0	290.0	—
(Gain) loss on sale or disposition of assets	6.1	(8.0)	(4.8)
(Gain) loss from financing activities	48.2	(2.8)	12.4
(Earnings) loss from unconsolidated affiliates (1)	14.3	2.5	(18.0)
Distributions from unconsolidated affiliates and preferred partner interests, net (1)	17.5	21.1	18.0
Change in contingent consideration	(0.4)	(1.2)	—
Compensation on TRP equity grants (1)	2.2	16.6	9.2
Transaction costs related to business acquisitions (1)	—	19.2	—
Splitter Agreement (2)	10.8	—	—
Risk management activities	25.2	64.8	4.7
Other	—	0.6	—
Noncontrolling interests adjustments (3)	(25.0)	(69.7)	(14.0)
TRP Adjusted EBITDA	$1,047.4	$1,191.2	$970.3

(1)

The definition of Adjusted EBITDA was revised in 2014 to exclude non-cash compensation on equity grants and in 2015 to exclude earnings from unconsolidated investments net of distributions and transaction costs related to business acquisitions.

(2)	The amount reflects the annual cash payment received for the Splitter Agreement recognized over the four quarters following receipt.
(3)	Noncontrolling interest portion of depreciation and amortization expenses.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$5,626.8	$5,465.4	$7,595.2	$161.4	3%	$(2,129.8)	(28%)
Fees from midstream services	1,064.1	1,193.2	1,021.3	(129.1)	(11%)	171.9	17%
Total revenues	6,690.9	6,658.6	8,616.5	32.3	%	(1,957.9)	(23%)
Product purchases	4,922.9	4,837.6	6,992.6	85.3	2%	(2,155.0)	(31%)
Gross margin (1)	1,768.0	1,821.0	1,623.9	(53.0)	(3%)	197.1	12%
Operating expenses	553.6	540.0	487.3	13.6	3%	52.7	11%
Operating margin (1)	1,214.4	1,281.0	1,136.6	(66.6)	(5%)	144.4	13%
Depreciation and amortization expenses	757.7	677.1	346.5	80.6	12%	330.6	95%
General and administrative expenses	177.1	153.6	139.8	23.5	15%	13.8	10%
Goodwill impairment	207.0	290.0	—	(83.0)	(29%)	290.0	—
Other operating (income) expense	6.6	(7.1)	(3.0)	13.7	193%	(4.1)	137%
Income from operations	66.0	167.4	653.3	(101.4)	(61%)	(485.9)	(74%)
Interest expense, net	(233.5)	(207.8)	(143.8)	(25.7)	12%	(64.0)	45%
Equity earnings (loss)	(14.3)	(2.5)	18.0	(11.8)	NM	(20.5)	(114%)
Gain (loss) from financing activities	(48.2)	2.8	(12.4)	(51.0)	NM	15.2	123%
Other income (expense)	1.0	(18.6)	(5.2)	19.6	105%	(13.4)	258%
Income tax (expense) benefit	0.3	(0.6)	(4.8)	0.9	150%	4.2	88%
Net income (loss)	(228.7)	(59.3)	505.1	(169.4)	286%	(564.4)	(112%)
Less: Net income (loss) attributable to noncontrolling interests	20.7	(31.9)	37.4	52.6	165%	(69.3)	(185%)
Net income (loss) attributable to Targa Resources Partners LP	$(249.4)	$(27.4)	$467.7	$(222.0)	NM	$(495.1)	(106%)
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$1,047.4	$1,191.2	$970.3	$(143.8)	(12%)	$220.9	23%
Capital expenditures	592.1	777.2	747.8	(185.1)	(24%)	29.4	4%
Business acquisitions	—	5,024.2	—	(5,024.2)	(100%)	5,024.2	—
Operating statistics:
Crude oil gathered, MBbl/d	105.2	106.3	93.5	(1.1)	(1%)	12.8	14%
Plant natural gas inlet, MMcf/d (2)(3)(4)	3,411.9	3,241.3	2,109.5	170.6	5%	1,131.8	54%
Gross NGL production, MBbl/d (4)	305.4	265.5	153.0	39.9	15%	112.5	74%
Export volumes, MBbl/d (5)	181.4	183.0	176.9	(1.6)	(1%)	6.1	3%
Natural gas sales, BBtu/d (3)(4)(6)	1,962.9	1,770.7	902.3	192.2	11%	868.4	96%
NGL sales, MBbl/d (4)(6)	526.1	517.0	419.5	9.1	2%	97.5	23%
Condensate sales, MBbl/d (4)	10.1	9.3	4.4	0.8	9%	4.9	111%

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

(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	These volume statistics are presented with the numerator as the total volume sold during the year and the denominator as the number of calendar days during the year.
(5)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine Terminal that are destined for international markets.
(6)	Includes the impact of intersegment eliminations.

NM     Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2016 Compared to 2015

The increase in commodity sales was primarily due to the favorable impact of the inclusion of two additional months of TPL’s operations during 2016 ($270.1 million), partially offset by lower commodity prices ($53.7 million) and the impact of hedge settlements ($42.5 million). Additionally, fee-based and other revenues decreased primarily due to lower fractionation and export fees, partially offset by the impact of an additional two months of TPL’s fee revenue in 2016 ($40.9 million).

The increase in product purchases was primarily due to the inclusion of two additional months of operations from TPL in 2016 ($137.5 million), partially offset by the impact of the lower commodity prices.

The lower operating margin and gross margin in 2016 reflects decreased segment margin results for Logistics and Marketing, partially offset by increased Gathering and Processing segment margins. Operating expenses increased slightly compared to 2015 due to the inclusion of TPL’s operations for an additional two months in 2016, offset by a continued focused cost reduction effort throughout our operating areas. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses reflects an additional two months of TPL operations in 2016, growth investments from other system expansions including CBF Train 5, the Buffalo Plant, compressor stations and pipelines, and higher planned amortization of the Badlands intangible assets. Partially offsetting these factors was an additional $32.6 million charge to depreciation in 2015 to reflect an impairment of certain gas processing facilities and associated gathering systems due to market conditions and processing spreads in Louisiana.

General and administrative expenses, which include TPL operations for an additional two months in 2016, increased primarily due to higher compensation and benefits, partially offset by lower property insurance premiums.

We recognized impairments of goodwill totaling $207.0 million during 2016, as compared with the $290.0 million provisional impairment of goodwill recorded during the fourth quarter of 2015. Goodwill impairment recorded in 2016 includes $24.0 million recorded in the first quarter to finalize the 2015 provisional charge, as well as an additional $183.0 million associated with our annual impairment evaluation in the fourth quarter of 2016. These impairment charges relate to goodwill acquired in the 2015 Atlas mergers.

Other operating (income) expense in 2016 includes the loss on decommissioning two storage wells at our Hattiesburg facility and an acid gas injection well at our Versado facility whereas in 2015 we reported a net gain on sales of assets.

Net interest expense increased primarily due to lower non-cash interest income related to the mandatorily redeemable preferred interests liability that is revalued quarterly at the estimated redemption value as of the reporting date. The estimated redemption value of the mandatorily redeemable preferred interests decreased in 2016 by a lesser amount than in 2015. Other factors included lower capitalized interest due to decreased capital expenditures in 2016, partially offset by the impact of lower average outstanding borrowings during 2016.

The decrease in equity earnings (loss) was due to lower operating results from GCF and the inclusion of an additional two months of equity losses from the T2 Joint Ventures in 2016.

During 2016, we recorded a $48.2 million loss from financing activities that included the tender of $1,138.3 million of Senior Notes, the repurchase of $559.2 million of our Senior Notes in open market purchases and the redemption of $146.2 million of Senior Notes. In 2015, the gain on financing activities was due primarily to $3.6 million in gains on repurchases of debt, partially offset by a $0.7 million loss incurred for our exchange offer for certain TPL senior notes.

Other expense in 2015 was primarily attributable to non-recurring transaction costs related to the APL merger.

Net income attributable to noncontrolling interests increased primarily due to higher net income attributable to the Centrahoma joint venture that included its portion of the SouthOK goodwill impairment in 2015.

2015 Compared to 2014

Revenues from commodity sales declined as the effect of significantly lower commodity prices ($6,318.1 million) exceeded the favorable impacts of inclusion of ten months of operations of TPL ($1,261.7 million), other volume increases ($2,934.0 million), and favorable hedge settlements ($84.2 million). Fee-based and other revenues increased due to the inclusion of TPL’s fee revenue ($177.1 million), which were partially offset by lower export fees.

Offsetting lower commodity revenues was a commensurate reduction in product purchases due to significantly lower commodity costs ($3,235.3 million). 2015 also included product purchases related to TPL’s operations ($1,106.1 million).

The higher operating margin and gross margin in 2015 was attributable to inclusion of TPL operations, increased throughput related to other system expansions in our Gathering and Processing segment, recognition of a renegotiated commercial contract and increased terminaling and storage fees, partially offset by lower fractionation and export margin in our Logistics and Marketing segment. Higher operating expenses were due to the inclusion of TPL’s operations ($101.6 million), which more than offset the cost savings generated throughout our other operating areas ($31.0 million). See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expenses reflects the impact of TPL, the planned increased amortization of the Badlands intangible assets and growth investments placed in service after 2014, including the international export expansion project, continuing development at Badlands and other system expansions. During 2015, we recorded an additional $32.6 million charge to depreciation to reflect an impairment of certain gas processing facilities and associated gathering systems in the Gathering and Processing segment as a result of reduced forecasted processing volumes due to current market conditions and processing spreads in Louisiana.

Higher general and administrative expense was due to the inclusion of TPL general and administrative costs ($32.1 million), which was partially offset by other general and administrative reductions ($18.1 million), primarily from lower compensation and related costs.

The increase in other operating gains during 2015 was primarily related to higher gains on sales of assets.

During 2015, we recognized a provisional loss of $290.0 million associated with the provisional impairment of goodwill in our Gathering and Processing segment.

The increase in net interest expense primarily reflects higher borrowings attributable to the APL merger and lower capitalized interest associated with major capital projects compared to 2014. These factors were partially offset by the change in the non-cash redemption value ($30.6 million) of mandatorily redeemable preferred interests in the WestTX and WestOK joint ventures acquired in the Atlas mergers.

During 2015, the gain on financing activities was due primarily to $3.6 million in gains on repurchases of debt, partially offset by a $0.7 million loss incurred for our exchange offer for certain TPL senior notes. In 2014, the loss on financing activities was due to the redemption of our 7⅞% senior notes.

Net income attributable to noncontrolling interests decreased due to lower earnings in 2015 at our joint ventures: Cedar Bayou Fractionators, VESCO, and Versado. The inclusion of noncontrolling interest from TPL’s Centrahoma joint venture, which included its portion of the SouthOK goodwill impairment, also decreased the net income attributable to noncontrolling interests.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
2016	$577.1	$574.4	$62.9	$1,214.4
2015	515.1	681.7	84.2	1,281.0
2014	449.9	694.7	(8.0)	1,136.6

Gathering and Processing Segment

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Gross margin	$903.6	$830.1	$686.9	$73.5	9%	$143.2	21%
Operating expenses	326.5	315.0	237.0	11.5	4%	78.0	33%
Operating margin	$577.1	$515.1	$449.9	$62.0	12%	$65.2	14%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	259.1	234.0	193.1	25.1	11%	40.9	21%
WestTX (5)	500.7	374.0	—	126.7	34%	374.0	—
Sand Hills (4)	139.5	163.0	165.1	(23.5)	(14%)	(2.1)	(1%)
Versado	181.5	183.2	169.6	(1.7)	(1%)	13.6	8%
Total Permian	1,080.8	954.2	527.8	126.6		426.4

SouthTX (5)	216.4	120.0	—	96.4	80%	120.0	—
North Texas	317.3	347.6	354.5	(30.3)	(9%)	(6.9)	(2%)
SouthOK (5)	462.1	401.5	—	60.6	15%	401.5	—
WestOK (5)	444.9	471.7	—	(26.8)	(6%)	471.7	—
Total Central	1,440.7	1,340.8	354.5	99.9		986.3

Badlands (6)	52.1	49.2	38.9	2.9	6%	10.3	26%
Total Field	2,573.6	2,344.2	921.2	229.4		1,423.0

Coastal	838.4	897.0	1,188.4	(58.6)	(7%)	(291.4)	(25%)

Total	3,412.0	3,241.2	2,109.6	170.8	5%	1,131.6	54%
Gross NGL production, MBbl/d (3)
SAOU (4)	31.8	27.3	25.2	4.5	16%	2.1	8%
WestTX (5)	62.7	43.4	—	19.3	44%	43.4	—
Sand Hills (4)	14.7	17.4	18.0	(2.7)	(16%)	(0.6)	(3%)
Versado	21.7	23.4	21.4	(1.7)	(7%)	2.0	9%
Total Permian	130.9	111.5	64.6	19.4		46.9

SouthTX (5)	23.8	13.8	—	10.0	72%	13.8	—
North Texas	35.8	39.6	37.8	(3.8)	(10%)	1.8	5%
SouthOK (5)	39.4	28.1	—	11.3	40%	28.1	—
WestOK (5)	27.1	23.8	—	3.3	14%	23.8	—
Total Central	126.1	105.3	37.8	20.8		67.5

Badlands	7.3	6.8	3.5	0.5	7%	3.3	94%
Total Field	264.3	223.6	105.9	40.7		117.7

Coastal	41.2	41.8	47.1	(0.6)	(1%)	(5.3)	(11%)

Total	305.5	265.4	153.0	40.1	15%	112.4	73%
Crude oil gathered, MBbl/d	105.2	106.3	93.5	(1.1)	(1%)	12.8	14%
Natural gas sales, BBtu/d (3)	1,623.6	1,577.9	727.0	45.7	3%	850.9	117%
NGL sales, MBbl/d	241.3	208.3	120.9	33.0	16%	87.4	72%
Condensate sales, MBbl/d	9.9	9.1	4.3	0.8	9%	4.8	112%
Average realized prices (7):
Natural gas, $/MMBtu	2.14	2.38	4.19	(0.24)	(10%)	(1.81)	(43%)
NGL, $/gal	0.36	0.35	0.75	0.01	3%	(0.40)	(53%)
Condensate, $/Bbl	36.20	41.86	83.55	(5.66)	(14%)	(41.69)	(50%)

(1)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year, including the volumes related to plants acquired in the APL merger.

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

2016 Compared to 2015

The increase in gross margin was primarily due to the inclusion of the TPL volumes for all of 2016 and an increase in NGL prices partially offset by lower natural gas and condensate prices and lower inlet volumes in WestOK and on certain of our other systems. The plant inlet volume increase in SAOU was more than offset by reduced producer activity and volumes at Sand Hills (which also had operational issues), Versado and North Texas. Badlands natural gas volumes increased due to system expansions while crude oil volumes were essentially flat. Coastal plant inlet volumes decreased due to current market conditions and the decline of off-system volumes partially offset by additional higher GPM volumes.

Excluding the impact of including operating expenses for TPL for an additional two months in 2016 and system expansions, operating expenses for most areas were lower due to a continued focused cost reduction effort.

2015 Compared to 2014

The increase in gross margin was primarily due to the inclusion of the TPL volumes along with other volume increases partially offset by significantly lower commodity prices. The increases in plant inlet volumes at SAOU, Sand Hills (see footnote (4) above) and Versado were driven by system expansions and by increased producer activity which increased available supply across our areas of operation partially offset by reduced producer activity and volumes in North Texas. 2015 benefited from a full year operations of the Longhorn plant in North Texas, the High Plains plant in SAOU and the Little Missouri 3 plant in Badlands. Badlands crude oil and natural gas volumes increased significantly due to plant and system expansion and increased producer activity. Coastal plant inlet volumes decreased primarily due to current market conditions and the decline of off-system volumes partially offset by additional higher average GPM volumes.

Excluding the addition of operating expenses for TPL, operating expenses for other areas were significantly lower, even with system expansions, primarily due to focused cost reduction efforts.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Year Ended December 31, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	259.1	100%	259.1	259.1
WestTX (5)(6)	687.8	73%	500.7	500.7
Sand Hills (4)	139.5	100%	139.5	139.5
Versado (7)	181.5	100%	181.5	181.5
Total Permian	1,267.9		1,080.8	1,080.8

SouthTX	216.4	Varies (8)	205.6	216.4
North Texas	317.3	100%	317.3	317.3
SouthOK	462.1	Varies (9)	382.0	462.1
WestOK	444.9	100%	444.9	444.9
Total Central	1,440.7		1,349.8	1,440.7

Badlands (10)	52.1	100%	52.1	52.1
Total Field	2,760.7		2,482.7	2,573.6

Gross NGL production, MBbl/d (2)
SAOU (4)	31.8	100%	31.8	31.8
WestTX (5)(6)	86.1	73%	62.7	62.7
Sand Hills (4)	14.7	100%	14.7	14.7
Versado (7)	21.7	100%	21.7	21.7
Total Permian	154.3		130.9	130.9

SouthTX	23.8	Varies (8)	22.8	23.8
North Texas	35.8	100%	35.8	35.8
SouthOK	39.4	Varies (9)	32.6	39.4
WestOK	27.1	100%	27.1	27.1
Total Central	126.1		118.3	126.1

Badlands	7.3	100%	7.3	7.3
Total Field	287.7		256.5	264.3

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(4)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing.
(5)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(6)	Includes the Buffalo Plant that commenced commercial operations in April 2016.

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

(9)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)	Badlands natural gas inlet represents the total wellhead gathered volume.
	Year Ended December 31, 2015
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Pro Forma (4)	Timing Adjustment (5)	Actual Reported
SAOU	234.0	100%	234.0	234.0	-	234.0
WestTX (6)(7)	612.8	73%	446.1	446.1	(72.1)	374.0
Sand Hills	163.0	100%	163.0	163.0	-	163.0
Versado (8)	183.2	63%	115.4	183.2	-	183.2
SouthTX (6)	143.1	100%	143.1	143.1	(23.1)	120.0
North Texas	347.6	100%	347.6	347.6	-	347.6
SouthOK (6)	478.9	Varies (9)	398.6	478.9	(77.4)	401.5
WestOK (6)	562.6	100%	562.6	562.6	(90.9)	471.7
Badlands (10)	49.2	100%	49.2	49.2	-	49.2
Total Field	2,774.4		2,459.6	2,607.7	(263.5)	2,344.2

Gross NGL production, MBbl/d (2)
SAOU	27.3	100%	27.3	27.3	-	27.3
WestTX (6)(7)	71.1	73%	51.8	51.8	(8.4)	43.4
Sand Hills	17.4	100%	17.4	17.4	-	17.4
Versado	23.4	63%	14.7	23.4	-	23.4
SouthTX (6)	16.5	100%	16.5	16.5	(2.7)	13.8
North Texas	39.6	100%	39.6	39.6	-	39.6
SouthOK (6)	33.5	Varies (9)	29.1	33.5	(5.4)	28.1
WestOK (6)	28.4	100%	28.4	28.4	(4.6)	23.8
Badlands	6.8	100%	6.8	6.8	-	6.8
Total Field	264.0		231.6	244.7	(21.1)	223.6

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
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

(9)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

	(in millions)
Gross margin	$801.8	$907.5	$945.6	$(105.7)	(12%)	$(38.1)	(4%)
Operating expenses	227.4	225.8	250.9	1.6	1%	(25.1)	(10%)
Operating margin	$574.4	$681.7	$694.7	$(107.3)	(16%)	$(13.0)	(2%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	309.3	342.7	350.0	(33.4)	(10%)	(7.3)	(2%)
LSNG treating volumes (2)	24.9	22.4	23.4	2.5	11%	(1.0)	(4%)
Benzene treating volumes (2)	22.1	22.4	23.4	(0.3)	(1%)	(1.0)	(4%)
Export volumes, MBbl/d (4)	181.4	183.0	176.9	(1.6)	(1%)	6.1	3%
NGL sales, MBbl/d	477.5	422.1	413.5	55.4	13%	8.6	2%
Average realized prices:
NGL realized price, $/gal	$0.49	$0.46	0.94	$0.03	7%	$(0.48)	(51%)

________________________________________________________

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

2016 Compared to 2015

Logistics and Marketing gross margin decreased primarily due to lower LPG export margin and the realization in 2015 of contract renegotiation fees related to our crude oil and condensate splitter project. Gross margin also decreased due to lower fractionation margin and lower terminaling and storage throughput, partially offset by higher NGL marketing gains. LPG export margin decreased due to lower fees. Fractionation margin decreased primarily due to lower supply volume and lower system product gains, partially offset by higher fees. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above).

Operating expenses were relatively flat. Higher compensation and benefits and higher ad valorem taxes associated with the start-up of CBF Train 5 were largely offset by lower fuel and power, and lower maintenance expense resulting from continued focused cost reductions.

2015 Compared to 2014

Logistics and Marketing gross margin decreased primarily due to lower LPG export and fractionation margins, a lower price environment, lower NGL marketing activities, and the expiration and recognition of a contract settlement in 2014. The lower gross margin was partially offset by the recognition in 2015 of the renegotiated commercial arrangements related to our crude oil and condensate splitter project and increased terminaling and storage throughput.

Fractionation gross margin was lower primarily due to the variable effects of fuel and power, which are largely reflected in lower operating expenses (see footnote (2) above), lower system product gains, and a decrease in supply volume.

Operating expenses decreased primarily due to lower fuel and power expense, and lower terminal expense, partially offset by higher maintenance.

Other

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Gross margin	$62.9	$84.2	$(8.0)	$(21.3)	$92.2
Operating margin	$62.9	$84.2	$(8.0)	$(21.3)	$92.2

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gain/losses related to derivative contracts that were not designated as cash flow hedges. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing Operations that result from percent of proceeds/liquids processing arrangements. Because we are essentially forward-selling a portion of our future plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	2016			2015			2014
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	44.7	$0.79	$35.2	34.2	$1.08	$37.0	21.9	$(0.27)	$(5.9)
NGL (MMgal)	31.9	0.21	6.8	28.4	0.77	22.0	26.2	0.14	3.6
Crude oil (MBbl)	1.1	17.14	19.5	0.9	31.81	29.3	0.9	(1.07)	(1.0)
Non-hedge accounting (2)			2.3			(5.0)			(4.8)
Ineffectiveness (3)			(0.9)			0.9			0.1
			$62.9			$84.2			$(8.0)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of APL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $26.6 million for the year ended December 31, 2016, and $67.9 million for the year ended December 31, 2015, related to these novated contracts. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of December 31, 2016, we had $68.0 million of “Cash and cash equivalents,” on our Consolidated Balance Sheet. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing our indebtedness and meeting our collateral requirements, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices, weather and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

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

Short-term Liquidity

Our short-term liquidity as of February 10, 2017, was:

		February 10, 2017
		(In millions)
Cash on hand		$169.7
Total availability under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		275.0
		2,044.7

Less:	Outstanding borrowings under the TRP Revolver	(180.0)
	Outstanding borrowings under the Securitization Facility	(275.0)
	Outstanding letters of credit under the TRP Revolver	(13.2)
	Total liquidity	$1,576.5

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. These letters of credit reflect our non-investment grade status, as assigned to us by Moody’s and S&P. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital, exclusive of current debt obligations, decreased $185.8 million.  The major item contributing to this decrease was a decrease in our net risk management working capital position due to changes in the forward prices of commodities. The remaining working capital decrease reflects higher commodity purchase accruals, lower cash balances, and increased affiliate payables due to the timing of reimbursements between Targa and us, partially offset by higher commodity receivables and decreased accrued interest and other current liabilities.  The increase of $55.7 million in current debt obligations was due to increased receivables available for the Securitization Facility.

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

Long-term Financing

Long-term financing consists of long-term debt obligations and preferred units.

From time to time, we issue long-term debt securities, which we refer to as senior notes. All of our senior notes issued to date, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% plus accrued interest to the redemption date, and in most cases, plus a make-whole premium. As of December 31, 2016 and 2015, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $4,206.8 million and $5,180.4 million, respectively.

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2016, we do not have any interest rate hedges.

To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt-related transactions in 2016, see Note 10 “Debt Obligations” to our consolidated financial statements.  For information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

In October 2015, we completed an offering of 5,000,000 Preferred Units at a price of $25.00 per unit. We received net proceeds after costs of approximately $121.1 million. The Preferred Units are listed on the NYSE under the symbol “NGLS PRA.” Distributions on our 5,000,000 Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum.

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

Compliance with Debt Covenants

As of December 31, 2016, we were in compliance with the covenants contained in our various debt agreements.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In millions)
Cash flows from operating activities:
Cash received from customers	$6,544.8	$6,829.6	$8,732.4	$(284.8)	$(1,902.8)
Cash received from (paid to) derivative counterparties	55.3	140.5	(4.9)	(85.2)	145.4
Cash distributions from equity investments (1)	4.1	13.8	18.0	(9.7)	(4.2)
Cash outlays for:
Product purchases	4,798.0	5,034.4	7,171.4	(236.4)	(2,137.0)
Operating expenses	568.5	485.3	462.5	83.2	22.8
General and administrative expenses	137.0	171.9	133.7	(34.9)	38.2
Interest paid, net of amounts capitalized (2)	263.8	193.1	131.0	70.7	62.1
Income taxes paid, net of refunds	1.3	3.4	2.7	(2.1)	0.7
Other cash (receipts) payments	(2.8)	11.9	5.7	(14.7)	6.2
Net cash provided by operating activities	$838.4	$1,083.9	$838.5	$(245.5)	$245.4

(1)

Excludes $4.1 million, $1.2 million and $5.7 million included in investing activities for 2016, 2015 and 2014 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $8.3 million, $13.2 million and $16.1 million included in investing activities for 2016, 2015 and 2014.

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2016 compared to 2015. Derivative settlements remained an overall source of revenue during 2016, but at a lower amount as commodity price spreads between the prices paid to counterparties and the fixed prices we received on those derivative contracts were lower in 2016 in comparison to 2015. The higher interest payments in 2016 were primarily due to the timing of interest payments for new debt instruments entered into in 2015. The senior notes issued in 2015 had only one semi-annual, or no, interest payment made in 2015 as compared to a full year of interest payments made in 2016. Cash payments for general and administrative expenses were lower primarily due to a lower bonus payout and lower insurance premium payments. Other cash payments in 2016 were lower, mainly due to transaction expenses associated with the APL merger in 2015.

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2015 compared to 2014. Derivatives were a net inflow in 2015 versus a net outflow in 2014 reflecting lower commodity prices paid to counterparties compared to the fixed price we received on those derivative contracts. Higher cash outlays for general and administrative expenses in 2015 versus 2014 were mainly due to the addition of general and administrative costs for TPL. Other cash payments during 2015 reflect transaction costs related to the Atlas mergers.

Cash Flows from Investing Activities

2016	2015	2014	2016 vs. 2015	2015 vs. 2014
(In millions)
$(558.6)	$(1,653.9)	$(751.4)	$1,095.3	$(902.5)

Cash used in investing activities decreased in 2016 compared to 2015 primarily due to the $828.7 million outlay for the cash portion of the Atlas merger consideration in 2015. In addition, growth and maintenance capital expenditures decreased $255.1 million during 2016 reflecting the completion of major growth projects and cost control initiatives.

Net cash used in investing activities increased in 2015 compared to 2014 primarily due to the $828.7 million outlays for the cash portion of Atlas merger consideration along with a $55.0 million increase in capital project outlays that reflects higher payments of prior year capital accruals and higher maintenance capital outlays.

Cash Flows from Financing Activities

	2016	2015	2014
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$(962.4)	$815.4	$38.9
Equity offerings, net of financing costs	(7.50)	435.5	408.1
Distributions	(737.6)	(736.4)	(495.4)
Contributions from TRC and General Partner	1,381.0	60.1	7.7
Other	(20.7)	58.5	(31.6)
Total	$(347.2)	$633.1	$(72.3)

We incurred a net use of cash from financing activities in 2016, primarily due to a net reduction of debt outstanding and payment of distributions to TRC, offset by contributions from TRC and the General Partner. With the contributions from TRC, we repurchased a portion of our senior notes through open market repurchases generally at a discount to par values and repaid a portion of our senior secured credit facilities. With the proceeds from new senior note borrowings and additional borrowings under the TRP Revolver we tendered for, and then redeemed, certain of our senior notes to refinance to longer maturities.

We realized a net source of cash from financing activities in 2015, primarily due to the cash borrowings and equity offerings associated with the APL merger, offset by payments of distributions to common and Preferred Unitholders. Net borrowings under our debt facilities increased, offset by payment to tender APL’s senior notes. We issued Preferred Units with net proceeds of.

The 2014 financing activities primarily reflect cash inflows from EDA common units offerings offset by distributions to common unit holders.

Distributions

The following table details the distributions declared and/or paid by us for 2016.

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.
(In millions)
2016
December 31, 2016	February 10, 2017	$198.1	$195.3
September 30, 2016	November 11, 2016	194.7	191.9
June 30, 2016	August 11, 2016	181.7	178.9
March 31, 2016	May 12, 2016	157.6	154.8

Preferred Units

In October 2015, under our automatic shelf registration statement filed in April 2013 and amended by a post-effective amendment filed in October 2015 (the “April 2013 Shelf”), we completed an offering of 5,000,000 Preferred Units at a price of $25.00 per unit.

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

As of December 31, 2016, we have 5,000,000 Preferred Units outstanding. We paid $11.3 million and $1.5 million of distributions to the holders of preferred units.

In January and February 2017, the board of directors of our general partner declared cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions each month. The distributions declared in January were paid on February 15, 2017 and the distributions declared in February will be paid on March 15, 2017.

Capital Requirements

Our capital requirements relate to capital expenditures, which are classified as expansion expenditures including business acquisitions and maintenance expenditures. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life and expenditures to remain in compliance with environmental laws and regulations.

	2016	2015	2014
Capital expenditures :	(In millions)
Consideration for business acquisitions	$—	$5,024.2	$—
Non-cash value of acquisition (1)	—	(2,583.1)	—
Non-cash Targa contribution, Special GP interest (1)	—	(1,612.4)	—
Business acquisitions, net of cash acquired	—	828.7	—
Expansion	506.4	679.3	668.7
Maintenance	85.7	97.9	79.1
Gross capital expenditures	592.1	777.2	747.8
Transfers from materials and supplies inventory to property, plant and equipment	(2.4)	(3.8)	(4.6)
Decrease in capital project payables and accruals	(27.6)	43.8	19.0
Cash outlays for capital projects	562.1	817.2	762.2
Targa cash consideration, ATLS merger	—	745.6	—
Total	$562.1	$2,391.5	$762.2

(1)	Includes the non-cash value of consideration. See Note 4 – Business Acquisitions of the “Consolidated Financial Statements”.

Assuming the closing of the Permian Acquisition occurs in the first quarter of 2017, we currently estimate that we will invest at least $700 million in net growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures decreased in 2016 as compared to 2015, primarily due to reduced gathering and processing business unit spending activity and lower CBF Train 5 construction costs in 2016. Although CBF Train 5 commenced commercial operations in the second quarter of 2016, only slightly more than 20% of the construction costs were incurred in 2016. Reductions are partially offset by spending on the South Texas Joint Venture with Sanchez Energy and the Channelview Condensate Splitter.  Our maintenance capital expenditures decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to fewer well connects and lengthened maintenance cycle times resulting from decreases in producer activity, as well as a higher percentage of environmental expenditures incurred in 2015 versus 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, there were $30.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

We have invested in entities that are not consolidated in our financial statements. For information on our obligations with respect to these investments, as well as our obligations with respect to related letters of credit, see Note 8 – Investments in Unconsolidated Affiliates and Note 10 – Debt Obligations.

Contractual Obligations

In addition to disclosures related to debt and lease obligations, contained in our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report, the following is a summary of certain contractual obligations over the next several years:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt obligations (1)	$4,206.8	$-	$999.9	$156.5	$3,050.4
Interest on debt obligations (2)	1,368.1	220.6	401.4	337.6	408.5
Operating leases (3)	35.6	14.6	15.3	5.7	-
Land site lease and right-of-way (4)	14.2	3.2	5.6	5.4	-

Purchase Obligations (5):
Pipeline capacity and throughput agreements (6)	392.0	74.6	124.5	96.4	96.5
Commodities (7)	60.2	60.2	-	-	-
Purchase commitments and service contracts (8)	170.4	161.1	8.8	0.2	0.3
	$6,247.3	$534.3	$1,555.5	$601.8	$3,555.7
Commodity Volumetric Commitments
Natural gas (MMBtu)	13.2	13.2	-	-	-
NGLs (MMgal)	19.8	19.8	-	-	-

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2016 rates for floating debt.
(3)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(4)

Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual.

(5)

A purchase obligation represents an agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms, including: fixed minimum or variable prices provisions; and the approximate timing of the transaction.

(6)	Consists of pipeline capacity payments for firm transportation and throughput and deficiency agreements.
(7)	Includes natural gas and NGL purchase commitments. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2016.
(8)	Includes commitments for capital expenditures, operating expenses and service contracts.

Critical Accounting Policies and Estimates

The accounting policies and estimates discussed below are considered by management to be critical to an understanding of our financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See the description of our accounting policies in the notes to the financial statements for additional information about our critical accounting policies and estimates.

Property, Plant and Equipment and Intangibles

In general, depreciation and amortization is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the period it benefits. Our property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. Amortization expense attributable to intangible assets is recorded on a straight-line basis, or where more appropriate, in a manner that closely resembles the expected pattern in which we benefit from services provided to customers. At the time assets are placed in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation/amortization amounts prospectively. Examples of such circumstances include:

•changes in energy prices;

•changes in competition;

•changes in laws and regulations that limit the estimated economic life of an asset;

•changes in technology that render an asset obsolete;

•changes in expected salvage values; and

•changes in the forecasted life of applicable resources basins.

We evaluate long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. As a result of this evaluation, the carrying value of certain Louisiana gas processing facilities and associated gathering systems in the Gathering and Processing segment was reduced by $32.6 million and $3.2 million during the years ended December 31, 2015 and 2014 as a result of reduced forecasted gas processing volumes due to market conditions and processing spreads. These carrying value adjustments are included in depreciation and amortization expenses on our Consolidated Statements of Operations. There have been no significant changes impacting long-lived assets during the year ended December 31, 2016.

Goodwill

Goodwill results when the cost of an acquisition exceeds the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment at least annually, as of November 30th,  as well as whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount.

Our evaluations as of November 30, 2016 and 2015 utilized the income approach (a discounted cash flow analysis (“DCF”)) to estimate the fair values of our reporting units. The future cash flows for our reporting units were based on our estimates, at that time, of future revenues, income from operations and other factors, such as timing of capital expenditures. We took into account current and expected industry and market conditions, including commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis were based on a weighted average cost of capital determined from relevant market comparisons.

Based on the results of our preliminary evaluation as of November 30, 2015, we recorded a provisional goodwill impairment of $290.0 million during the year ended December 31, 2015 and reduced the carrying value of goodwill to $417.0 million as of December 31, 2015. During the first quarter of 2016, we finalized our evaluation and recorded additional impairment expense of $24.0 million and reduced the carrying value of goodwill to $393.0 million. Based on the results of our evaluation as of November 30, 2016, we recorded goodwill impairment of $183.0 million and reduced the carrying value of goodwill to $210.0 million.

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

We recognize revenues when all the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Price Risk Management (Hedging)

Our net income and cash flows are subject to volatility stemming from changes in commodity prices and interest rates. In an effort to reduce the volatility of our cash flows, we have entered into derivative financial instruments to hedge the commodity price associated with a significant portion of our expected natural gas, NGL, and condensate equity volumes and future commodity purchases and sales. We are exposed to the credit risk of certain of our counterparties in these derivative financial instruments. Our futures contracts have limited credit risk since they are cleared through an exchange and are settled daily.

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

The estimated fair value of our derivative financial instruments was a net liability of $53.3 million as of December 31, 2016, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by the counterparties’ credit default swap transactions. These default probabilities have been applied to the unadjusted fair values of the derivative financial instruments to arrive at the credit risk adjustment, which is immaterial for all periods covered by this Annual Report. We have an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties.

Business Acquisitions

For business acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, benchmark analysis of comparable public companies, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition. See Note 4 - Business Acquisitions to our consolidated financial statements.

Use of Estimates

When preparing financial statements in accordance with GAAP, management must make estimates and assumptions based on information available at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) estimating unbilled revenues, product purchases and operating and general and administrative costs, (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing goodwill and long-lived assets for possible impairment, (4) estimating the useful lives of assets, (5) determining amounts to accrue for contingencies, guarantees and indemnifications and (6) valuing mandatorily redeemable preferred interests. Actual results, therefore, could differ materially from estimated amounts.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers.

Risk Management

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all our commodity derivatives with major financial institutions or major oil companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operation. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes, NGL equity volumes and condensate equity volumes and future commodity purchases and sales through 2019. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Commodity Price Risk

A significant portion of our revenues is derived from percent-of-proceeds contracts under which we receive a portion of the proceeds from the sale of natural gas and/or NGLs as payment for services. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged.

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2016, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations, (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (iii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas and NGL prices.  Unlike bilateral hedges, we are not subject to counterparty credit risks when using futures on futures exchanges.

During the years ended December 31, 2016, 2015 and 2014, our operating revenues increased (decreased) by $40.1 million, $74.0 million, and $(9.6) million, respectively, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net asset position of $119.5 million at December 31, 2015 to a net liability position of $53.3 million at December 31, 2016. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

As of December 31, 2016, we had the following derivative instruments that will settle during the years ending below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	IF-Waha	2.93		87,900	-	-	(15.1)
Swap	IF-Waha	2.71		-	57,900	-	(5.2)
Swap	IF-Waha	2.87		-	-	29,683	1.7
				87,900	57,900	29,683

Swap	IF-PB	2.51		10,900	-	-	(3.3)
Swap	IF-PB	2.51		-	10,900	-	(1.2)
				10,900	10,900	-

Swap	IF-PEPL	2.6835		16,000	-	-	(4.0)
Swap	IF-PEPL	2.6835		-	16,000	-	(0.8)
Swap	IF-PEPL	2.6835		-	-	16,000	0.8
				16,000	16,000	16,000

Swap	NG-NYMEX	4.11		18,082	-	-	2.8

		Put Price	Call Price
Collar	IF-Waha	3.00	3.67	7,500	-	-	(0.2)
Collar	IF-Waha	3.25	4.20	-	1,849	-	0.0
				7,500	1,849	-

		Put Price	Call Price
Collar	IF-PB	2.80	3.50	15,400	-	-	(0.7)
Collar	IF-PB	3.00	3.65	-	7,637	-	0.6
				15,400	7,637	-

Basis Swap	EP-PERMIAN	(0.1444)		9,041	-	-	0.5

Basis Swap	PEPL	(0.3308)		9,041	-	-	(0.3)

Gathering & Processing total				173,864	94,286	45,683	(24.4)

Other (1)
Swap	NG-NYMEX	3.1680		566	-	-	$0.1
Basis Swap	Various	(0.1077)		54,137	-	-	(0.4)
Other total				54,703	-	-	$(0.3)

							$(24.7)
(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2697		3,407	-	-	(1.2)
Swap	C2-OPIS-MB	0.2752		-	1,868	-	(1.1)
Swap	C2-OPIS-MB	0.2959		-	-	1,210	(0.8)
Total				3,407	1,868	1,210

Swap	C3-OPIS-MB	0.6649		3,908	-	-	(0.9)
Swap	C3-OPIS-MB	0.5540		-	1,750	-	(2.9)
Swap	C3-OPIS-MB	0.5540		-	-	1,750	(2.5)
Total				3,908	1,750	1,750

Swap	IC4-OPIS-MB	0.8037		370	-	-	(0.4)
Swap	IC4-OPIS-MB	0.7750		-	120	-	(0.1)
Total				370	120	-

Swap	NC4-OPIS-MB	0.7944		800	-	-	(0.7)
Swap	NC4-OPIS-MB	0.7725		-	300	-	(0.2)
Total				800	300	-

Swap	C5-OPIS-MB	1.0976		1,150	-	-	(2.0)
Swap	C5-OPIS-MB	1.0400		-	650	-	(1.7)
Swap	C5-OPIS-MB	1.1020		-	-	409	(0.7)
Total				1,150	650	409

		Put Price	Call Price
Collar	C2-OPIS-MB	0.240	0.290	410	-	-	(0.1)

		Put Price	Call Price
Collar	C3-OPIS-MB	0.570	0.68625	380	-	-	(0.2)

		Put Price	Call Price
Collar	C5-OPIS-MB	1.210	1.415	130	-	-	0.1
Collar	C5-OPIS-MB	1.230	1.385	-	32	-	0.0
Total				130	32	-

Gathering & Processing total				10,555	4,720	3,369	$(15.4)

Other (1)(2)
Future	C2-OPIS-MB	0.2596		4,247	-	-	(2.1)
Future	C2-OPIS-MB	0.3021		-	959	-	(0.3)
Total				4,247	959	-

Future	C3-OPIS-MB	0.5660		1,940	-	-	(4.5)

Future	NC4-OPIS-MB	0.9700		(68)	-	-	(0.0)

	Put Price
Option	C2-OPIS-MB	0.2694		548	-	-	0.1
Option	C2-OPIS-MB	0.2963		-	1,644	-	0.6
Total				548	1,644	-

Other total				6,667	2,603	-	$(6.2)

							$(21.6)
(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	55.46		2,270	-	-	(0.7)
Swap	WTI-NYMEX	48.61		-	1,770	-	(5.0)
Swap	WTI-NYMEX	52.26		-	-	643	(0.9)
				2,270	1,770	643

		Put Price	Call Price
Collar	WTI-NYMEX	54.04	64.09	1,380	-	-	0.8
Collar	WTI-NYMEX	49.76	58.50	-	691	-	(0.5)
Collar	WTI-NYMEX	48.00	56.25	-	-	590	(0.7)
				1,380	691	590

Total				3,650	2,461	1,233

							(7.0)

These contracts may expose us to the risk of financial loss in certain circumstances. Generally, our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which they have been hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges (other than with respect to purchased calls). For derivative instruments not designated as cash flow hedges these contracts are marked-to-market and recorded in revenues.

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity contract, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 - Fair Value Measurements in this Annual Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of December 31, 2016, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of December 31, 2016, we had $425.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable debt would impact our annual interest expense by $4.3 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $21.9 million as of December 31, 2016. The range of losses attributable to our individual counterparties would be between $1.3 million and $3.8 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of December 31, 2016, our operating income would decrease by $6.7 million in the year of the assessment.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

In our Form 10-K for the year ended December 31, 2015, we identified and disclosed a material weakness in our controls over the valuation of certain assets in the Atlas mergers. Specifically, we did not have adequate controls in place over our review procedures associated with the development and application of inputs, assumptions, and calculations used in cash flow-based fair value measurements associated with business combinations, thus they did not operate as designed and at an appropriate level of detail commensurate with our financial reporting requirements. To remediate the material weakness, we implemented formal processes covering the development, application and review of inputs, assumptions, and calculations used in cash flow-based value measurements. We tested our formal processes in conjunction with developing our cash flow estimates necessary for our annual goodwill impairment evaluation in the fourth quarter of fiscal 2016. We successfully completed the testing necessary to conclude that this material weakness has been remediated.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The directors of our general partner oversee our operations. Our general partner currently has ten directors. Targa GP Inc. elects all members to the board of directors of our general partner (the “Board”) and our general partner has six directors that are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating/corporate governance committee.

The Board has a standing audit committee (the “Audit Committee”) that consists of three directors. The members of our Audit Committee are Messrs. Tong and Redd and Ms. Fulton. Mr. Tong is the Chairman of this committee. Our board of directors has affirmatively determined that Messrs. Tong and Redd and Ms. Fulton are independent as described in the rules of the NYSE and the Exchange Act. Our board of directors has also determined that, based upon relevant experience, Mr. Tong is an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act. This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an Audit Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE or market standards.

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

All of our executive management personnel are employees of Targa Resources and devote their time as needed to conduct our and Targa’s business and affairs. These officers of Targa Resources manage the day-to-day affairs of our business. Because Targa’s only cash generating assets are direct and indirect partnership interests in us, we expect that our executive officers will devote a substantial majority of their time to our business. We expect the amount of time that the executive management personnel of our general partner devote to our business in future periods to be driven by the needs and demands of our ongoing business and business development efforts, which are likely to increase as our asset base and operations increase in size. However, depending on how our business develops and the nature of the business development efforts by executive management, the amount of time that the executive management team of our general partner devotes to our business may increase or decrease in future periods. We also utilize a significant number of employees of Targa Resources to operate our business and provide us with general and administrative services. We reimburse Targa for allocated expenses of operational personnel who perform services for our benefit, allocated general and administrative expenses and certain direct expenses. See “Reimbursement of Expenses of Our General Partner” included in this Item 10.

Directors, Executive Officers and Other Officers

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information with respect to the current directors, executive officers and other officers of Targa Resources GP LLC as of February 17, 2017:

Name	Age	Position
Joe Bob Perkins	56	Chief Executive Officer and Director
James W. Whalen	75	Executive Chairman of the Board and Director
Michael A. Heim	68	Vice Chairman of the Board and Director
Jeffrey J. McParland	62	President-Finance and Administration
Paul W. Chung	56	Executive Vice President, General Counsel and Secretary
Matthew J. Meloy	39	Executive Vice President and Chief Financial Officer
John R. Sparger	63	Senior Vice President and Chief Accounting Officer
D. Scott Pryor	54	Executive Vice President – Logistics and Marketing
Patrick J. McDonie	56	Executive Vice President – Southern Field Gathering and Processing
Dan C. Middlebrooks	60	Executive Vice President – Northern Field Gathering and Processing
Clark White	57	Executive Vice President – Engineering and Operations
Rene R. Joyce	69	Director
Charles R. Crisp	69	Director
Chris Tong	60	Director
Ershel C. Redd Jr.	69	Director
Laura C. Fulton	53	Director
Waters S. Davis, IV	63	Director
Robert B. Evans	68	Director

Joe Bob Perkins has served as Chief Executive Officer and director of the Company and our general partner since January 1, 2012.  Mr. Perkins previously served as President of the Company between the date of its formation on October 27, 2005 and December 31, 2011 and of our general partner between October 2006 and December 31, 2011.  He also served as President of predecessor companies from 2003 through 2005.  Mr. Perkins was an independent consultant in the energy industry from 2002 through 2003 and was an active partner in an outdoor advertising firm during a portion of such time period. Mr. Perkins served as President and Chief Operating Officer for the Wholesale Businesses, Wholesale Group and Power Generation Group of Reliant Resources, Inc. and its parent/predecessor companies, from 1998 to 2002 and Vice President, Corporate Planning and Development, of Houston Industries from 1996 to 1998. He served as Vice President, Business Development, of Coral Energy Holding, L.P. (“Coral”) from 1995 to 1996 and as Director, Business Development, of Tejas Gas Corporation (“Tejas”) from 1994 to 1995. Prior to 1994, Mr. Perkins held various positions with the consulting firm of McKinsey & Company and with an exploration and production company. Mr. Perkins’ intimate knowledge of all facets of the Company, derived from his service as President from its founding through 2011 and his current service as Chief Executive Officer and director, coupled with his broad experience in the oil and gas industry, and specifically in the midstream sector, his engineering and business educational background and his experience with the investment community enable Mr. Perkins to provide a valuable and unique perspective to the board on a range of business and management matters.

James W. Whalen has served as Executive Chairman of the Board of the Company and our general partner since January 1, 2015.  Mr. Whalen has also served as a director of the Company since its formation on October 27, 2005 and of our general partner since February 2007.  He also served as director of an affiliate of the Company during 2004 and 2005.  Mr. Whalen previously served as Advisor to Chairman and CEO of the Company and our general partner between January 1, 2012 and December 31, 2014.  He served as Executive Chairman of the Board of the Company between October 25, 2010 and December 31, 2011 and of our general partner between December 15, 2010 and December 31, 2011.  He also served as President-Finance and Administration of the Company between January 2006 and October 2010 and our general partner between October 2006 and December 2010 and for various Targa subsidiaries since November 2005. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Company and industry address on a regular basis.

Michael A. Heim has served as a director of the Company since March 1, 2016 and Vice Chairman of the Board since March 11, 2016.  He has also served as a director and Vice Chairman of the Board of our general partner since November 12, 2015.  Mr. Heim previously served as President and Chief Operating Officer of the Company and our general partner between January 1, 2012 and November 12, 2015.  Mr. Heim previously served as Executive Vice President and Chief Operating Officer of the Company between the date of its formation on October 27, 2005 and December 2011 and of our general partner between October 2006 and December 2011.  He also served as an officer of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003. Mr. Heim also served as a consultant in the energy industry from 2001 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Heim served as Chief Operating Officer and Executive Vice President of Coastal Field Services, a subsidiary of The Coastal Corp. (“Coastal”) a diversified energy company, from 1997 to 2001 and President of Coastal States Gas Transmission Company from 1997 to 2001. In these positions, he was responsible for Coastal’s midstream gathering, processing, and marketing businesses. Prior to 1997, he served as an officer of several other Coastal exploration and production, marketing and midstream subsidiaries.

Jeffrey J. McParland has served as President — Finance and Administration of the Company since October 25, 2010 and of our general partner since December 15, 2010. He also served as Executive Vice President and Chief Financial Officer of the Company between October 27, 2005 and October 25, 2010.  He also served as an officer of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003. He served as Executive Vice President and Chief Financial Officer of our general partner between October 2006 and December 15, 2010 and served as a director of our general partner from October 2006 to February 2007. Mr. McParland served as Treasurer of the Company from October 27, 2005 until May 2007 and of our general partner from October 2006 until May 2007. Mr. McParland served as Senior Vice President, Finance of Dynegy Inc., a company engaged in power generation, the midstream natural gas business and energy marketing, from 2000 to 2002. In this position, he was responsible for corporate finance and treasury operations activities. He served as Senior Vice President, Chief Financial Officer and Treasurer of PG&E Gas Transmission, a midstream natural gas and regulated natural gas pipeline company, from 1999 to 2000. Prior to 1999, he worked in various engineering and finance positions with companies in the power generation and engineering and construction industries.

Paul W. Chung has served as Executive Vice President, General Counsel and Secretary of the Company since its formation on October 27, 2005 and of our general partner since October 2006.  He also served as an officer of an affiliate of the Company during 2004 and 2005. Mr. Chung served as Executive Vice President and General Counsel of Coral from 1999 to April 2004; Shell Trading North America Company, a subsidiary of Shell Oil Company (“Shell”), from 2001 to April 2004; and Coral Energy, LLC from 1999 to 2001. In these positions, he was responsible for all legal and regulatory affairs. He served as Vice President and Assistant General Counsel of Tejas from 1996 to 1999. Prior to 1996, Mr. Chung held a number of legal positions with different companies, including the law firm of Vinson & Elkins L.L.P.

Matthew J. Meloy has served as Executive Vice President and Chief Financial Officer of the Company and our general partner since May 2015.  He also served as Treasurer of the Company and our general partner until December 2015.  Mr. Meloy previously served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 25, 2010 and of our general partner since December 15, 2010. He also served as Vice President — Finance and Treasurer of the Company between April 2008 and October 2010, and as Director, Corporate Development of the Company between March 2006 and March 2008 and of our general partner between March 2006 and March 2008. He has served as Vice President — Finance and Treasurer of our general partner between April 2008 and December 15, 2010. Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006, most recently serving as Assistant Vice President.

John R. Sparger has served as Senior Vice President and Chief Accounting Officer of the Company since January 2006 and of our general partner since October 2006. Mr. Sparger served as Vice President, Internal Audit of the Company between October 2005 and January 2006.  He also served as an officer of an affiliate of the Company during 2004 and 2005. Mr. Sparger served as a consultant in the energy industry from 2002 through September 2004, providing advice to various energy companies and entities regarding processes, systems, accounting and internal controls. Prior to 2002, he worked in various accounting and administrative positions with companies in the energy industry, audit and consulting positions in public accounting and consulting positions with a large international consulting firm.

D. Scott Pryor, has served as Executive Vice President – Logistics and Marketing of the Company and our general partner since November 12, 2015.  Mr. Pryor previously served as Senior Vice President – NGL Logistics & Marketing of Targa Resources Operating LLC (“Targa Operating”) and various other subsidiaries of the Partnership between June 2014 and November 2015.  He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2005.

Patrick J. McDonie, has served as Executive Vice President – Southern Field Gathering and Processing of the Company and our general partner since November 12, 2015.  Mr. McDonie previously served as President of Atlas Pipeline Partners GP LLC (“Atlas”), which was acquired by the Partnership on February 28, 2015, between October 2013 and February 2015.  He also served as Chief Operating Officer of Atlas between July 2012 and October 2013 and as Senior Vice President of Atlas between July 2012 and October 2013. He served as President of ONEOK Energy Services Company, a natural gas transportation, storage, supplier and marketing company between May 2008 and July 2012.

Dan C. Middlebrooks, has served as Executive Vice President – Northern Field Gathering and Processing of the Company and our general partner since November 12, 2015.  Mr. Middlebrooks previously served as Senior Vice President – Field G&P of Targa Operating and various other subsidiaries of the Partnership between June 2014 and November 2015.  He also served as Vice President – Supply and Business Development of various subsidiaries of Targa Operating between June 2010 and May 2014 and has held officer positions with other Partnership subsidiaries since 2008.

Clark White, has served as Executive Vice President – Engineering and Operations of the Company and our general partner since November 12, 2015.  Mr. White previously served as Senior Vice President – Field G&P of Targa Operating and various other subsidiaries of the Partnership between June 2014 and November 2015.  He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2003.

Rene R. Joyce has served as a director of the Company since its formation on October 27, 2005 and of our general partner since October 2006. Mr. Joyce previously served as Executive Chairman of the Board of our general partner between January 1, 2012 and December 31, 2014.  He also served as Chief Executive Officer of the Company between October 27, 2005 and December 31, 2011 and our general partner between October 2006 and December 31, 2011.  He also served as an officer and director of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003.  He also served as a member of the supervisory directors of Core Laboratories N.V. until May 2013. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell from 1998 through 1999 and President of energy services of Coral, a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas, during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of the Company, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the board with executive council on the full range of business, technical, and professional matters.

Charles R. Crisp has served as a director of the Company since its formation on October 27, 2005 and of our general partner since March 1, 2016.  He also served as a director of an affiliate of the Company during 2004 and 2005. Mr. Crisp was President and Chief Executive Officer of Coral Energy, LLC, a subsidiary of Shell from 1999 until his retirement in November 2000, and was President and Chief Operating Officer of Coral from January 1998 through February 1999. Prior to this, Mr. Crisp served as President of the power generation group of Houston Industries and, between 1988 and 1996, as President and Chief Operating Officer of Tejas. Mr. Crisp is also a director of Southern Company Gas (formerly known as AGL Resources Inc.), a subsidiary of The Southern Company, EOG Resources Inc. and Intercontinental Exchange Inc. Mr. Crisp brings extensive energy experience, a vast understanding of many aspects of our industry and experience serving on the boards of other public companies in the energy industry. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Chris Tong has served as a director of the Company since January 2006 and of our general partner since March 1, 2016.  Mr. Tong is a director of Kosmos Energy Ltd. He also served as a director of Cloud Peak Energy Inc. from October 2009 until May 2012.  He served as Senior Vice President and Chief Financial Officer of Noble Energy, Inc. from January 2005 until August 2009. He also served as Senior Vice President and Chief Financial Officer for Magnum Hunter Resources, Inc. from August 1997 until December 2004. Prior thereto, he was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries, including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. Mr. Tong held these positions from August 1996 until August 1997, and had served in other treasury positions with Tejas since August 1989. Mr. Tong brings a breadth and depth of experience as a chief financial officer in the energy industry, a financial executive, a director of other public companies and a member of other audit committees. He brings significant financial, capital markets and energy industry experience to the board and in his position as the chairman of our Audit Committee.

Ershel C. Redd Jr. has served as a director of the Company since February 2011 and of our general partner since March 1, 2016.  Mr. Redd has served as a consultant in the energy industry since 2008 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Redd was President and Chief Executive Officer of El Paso Electric Company, a public utility company, from May 2007 until March 2008.  Prior to this, Mr. Redd served in various positions with NRG Energy, Inc., a wholesale energy company, including as Executive Vice President – Commercial Operations from October 2002 through July 2006, as President – Western Region from February 2004 through July 2006, and as a director between May 2003 and December 2003.   Mr. Redd served as Vice President of Business Development for Xcel Energy Markets, a unit of Xcel Energy Inc., from 2000 through 2002, and as President and Chief Operating Officer for New Century Energy’s (predecessor to Xcel Energy Inc.) subsidiary, Texas Ohio Gas Company, from 1997 through 2000.   Mr. Redd brings to the Company extensive energy industry experience, a vast understanding of varied aspects of the energy industry and experience in corporate performance, marketing and trading of natural gas and natural gas liquids, risk management, finance, acquisitions and divestitures, business development, regulatory relations and strategic planning. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Laura C. Fulton has served as a director of the Company since February 26, 2013 and of our general partner since March 1, 2016. Ms. Fulton has served as the Chief Financial Officer of Hi-Crush Proppants LLC since April 2012 and Hi-Crush GP LLC, the general partner of Hi-Crush Partners LP, since May 2012. From March 2008 to October 2011, Ms. Fulton served as Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell

Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Prior to that, she spent 11 years with Deloitte & Touche in public accounting, with a focus on audit and assurance. As a chief financial officer, general auditor and external auditor, Ms. Fulton brings to the company extensive financial, accounting and compliance process experience. Ms. Fulton’s experience as a financial executive in the energy industry, including her current position with a master limited partnership, also brings industry and capital markets experience to the board.

Waters S. Davis, IV has served as director of the Company since July 2015 and of our general partner since March 1, 2016.  Mr. Davis has served as President of National Christian Foundation, Houston since July 2014.  Mr. Davis was Executive Vice President of NuDevco LLC from December 2009 to December 2013.  Prior to his employment with NuDevco, he served as President of Reliant Energy Retail Services from June 1999 to January 2002 and as Executive Vice President of Spark Energy from April 2007 to November 2009.  He previously served as a senior executive at a number of private companies and as an advisor to a private equity firm, providing operational and strategic guidance.  Mr. Davis also serves as a director of Milacron Holdings Corp.  Mr. Davis brings expertise in the retail energy, midstream and services industries, which enhances his contributions to the board of directors.

Robert B. Evans has served as a director of the Company since March 1, 2016 and of our general partner since February 2007. Mr. Evans is also a director of New Jersey Resources Corporation, Sprague Resources GP LLC and One Gas, Inc.  Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing the Partnership.

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

Corporate Governance

Code of Business Conduct and Ethics

Our general partner has adopted a Code of Ethics For Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and all of our other senior financial and accounting officers, and our Code of Conduct (the “Code of Conduct”), which applies to officers, directors and employees of the Company and its subsidiaries, including our general partner. In accordance with the disclosure requirements of applicable law or regulation, we intend to disclose any amendment to, or waiver from, any provision of the Code of Ethics or Code of Conduct under Item 5.05 of a current report on Form 8-K.

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

Executive Sessions of Non-Management Directors

Our non-management directors meet in executive session without management participation at regularly scheduled executive sessions. These meetings are chaired by Mr. Crisp.

Interested parties may communicate directly with our non-management directors by writing to: Non-Management Directors, Targa Resources Partners LP, 1000 Louisiana, Suite 4300, Houston, Texas 77002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% unitholders to file with the SEC reports of ownership and changes in ownership of our equity securities that are registered pursuant to Section 12 of the Exchange Act. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2016, all of our directors, executive officers and beneficial owners of more than 10% of our Preferred Units complied with Section 16(a) filing requirements applicable to them.

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

For 2016, our general partner’s “named executive officers,” identified in the Summary Compensation Table, were:

Name	Position During 2016
Joe Bob Perkins	Chief Executive Officer
Michael A. Heim	Vice Chairman of the Board
Jeffrey J. McParland	President—Finance and Administration
Paul W. Chung	Executive Vice President, General Counsel and Secretary
Matthew J. Meloy	Executive Vice President and Chief Financial Officer

The named executive officers of Targa also served as executive officers of our general partner during 2016. The named executive officers devote their time as needed to the conduct of our business and affairs and the conduct of the Company’s business and affairs. Immediately prior to completion of the merger pursuant to which the Company acquired all of the Partnership common units not already owned by it (the “Buy-In Transaction”) on February 17, 2016, the Company owned an 8.8% interest in the Partnership, including the 2% general partner interest, and was the indirect parent of the general partner.  Following completion of the Buy-In Transaction, the Partnership’s common units ceased to be publicly traded.

The compensation information described in this CD&A and contained in the tables that follow reflects all compensation received by our named executive officers for the services they provide to the Company and for the services they provide to our general partner and us for the years indicated. For 2016, all decisions regarding named executive officer compensation were made by the Compensation Committee of Targa’s board of directors (the “Compensation Committee”). During 2016, we reimbursed the Company and its affiliates for the compensation of the named executive officers pursuant to our partnership agreement. See “—Certain Relationships and Related Transactions, and Director Independence—Partnership Agreement” for additional information regarding our reimbursement obligations for 2016.

The Compensation Committee believes that the actions it has taken to govern compensation in a responsible way as described in this CD&A and our performance demonstrates that the compensation programs are structured to pay reasonable amounts for performance based on Targa’s understanding of the markets in which we compete for executive talent.

Targa held its last advisory say on pay vote regarding executive compensation at its 2014 Annual Meeting. At that meeting, more than 99% of the votes cast by Targa’s shareholders approved the compensation paid to its named executive officers as described in the CD&A and the other related compensation tables and disclosures contained in Targa’s Proxy Statement filed with the SEC on April 7, 2014. Targa’s board of directors and the Compensation Committee reviewed the results of this vote and concluded that, with this level of support, no changes to the compensation design and philosophy needed to be considered as a result of the say on pay vote. In accordance with the preference expressed by Targa’s shareholders to conduct an advisory vote on executive compensation every three years, the next advisory vote will occur this year at the 2017 Annual Meeting. At the 2017 Annual Meeting, Targa’s shareholders will also have the opportunity to vote on the frequency of future advisory votes on executive compensation.  We are generally not subject to the advisory say on pay vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The following CD&A is presented from the perspective of the Compensation Committee and discusses our general partner’s named executive officers in their roles as officers of Targa. The elements of compensation and the Compensation Committee’s decisions with respect to determination on payments are not subject to approval by the board of directors of our general partner or the board of directors of Targa (the “Targa Board”). All members of the board of directors of our general partner are members of the Targa Board. As used in this CD&A (other than in this “Overview”), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Targa, references to the “Board” or “Board of Directors” refers to the Targa Board, and references to the Partnership refer to us, Targa Resources Partners LP.

Summary of Key Strategic Results

As noted above, our main source of cash flow is from our general and limited partner interests and, prior to completion of the Buy-In Transaction, our incentive distribution rights in the Partnership.  As described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K, our 2016 strategic and operational accomplishments and our 2016 financial results (including the financial results of the Partnership on a consolidated basis) demonstrate the performance of our businesses through the industry downturn, which, along with our ongoing growth capital expenditure programs, have allowed us to increase both our business scale and diversity. In summary, some of our more significant financial, operational and strategic highlights in 2016 included:

•

Excellent execution across our businesses, despite a commodity price environment substantially below expectations, with Partnership Adjusted EBITDA of $1.047 billion, Field G&P and export volumes essentially flat to 2015 and at or above public guidance, and dividend coverage that achieved public guidance;

•	Excellent execution on 2016 growth capital expenditures of approximately $506 million for expansion projects completed or on track to be completed on time and near budget;

•	Continued development of our potential future expansion project portfolio;

•	Excellent financial execution including capital raising and balance sheet and liquidity management while funding growth expenditures and maintaining dividend per share; and

•

A continued strong track record and performance regarding safety, including industry safety recognition in 2016, although less than satisfactory performance with respect to maintaining adequate internal controls, and strong compliance performance in all other aspects of our business, including environmental and regulatory compliance.

See “—Components of Executive Compensation Program for Fiscal 2016—Annual Incentive Bonus” for further discussion of certain of these summary highlights.  Please also see our Annual Report on Form 10-K for the year ended December 31, 2016 for a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities.

As we enter 2017, our industry continues to be significantly impacted by low crude oil, natural gas and NGL prices. In this period of commodity price uncertainty, we have adapted our business strategies to preserve liquidity and financial strength. We believe the Buy-In Transaction, which was completed on February 17, 2016, and other financial measures completed during 2016, including the private placement of the Series A Preferred Stock by the Company, the senior notes offerings by the Partnership and the amendment and extension of the Partnership’s credit facility, have already provided immediate benefits and will provide long-term benefits to the Company’s and the Partnership’s investors, and best positions the combined companies to manage successfully through the current commodity price environment with an improved coverage and credit profile, simplified corporate structure and lower cost of capital.

Summary of 2016 and 2017 Compensation Decisions

While the compensation arrangements for our named executive officers during fiscal 2016 remained substantially similar to those in place during fiscal 2015, specific compensatory actions in 2016 included the following:

•

2016 Annual Bonus Pool and NEO Awards Paid in a Combination of Stock and Cash.  Even though our overall performance of the 2016 business priorities significantly exceeded expectations for the year (as was the case for 2015), in light of the challenging industry conditions in 2016 and early 2017 and continued uncertainty in the market, the bonus pool was funded at 125% of target under the 2016 Bonus Plan. In connection with this approval and our current focus on reducing cash expenses, the Compensation Committee approved settlement of the 2016 bonuses in a combination of cash and restricted stock unit awards, instead of all-cash bonuses, for all Company officers including the named executive officers. The restricted stock unit awards will vest in full three years after the date of grant of the award, subject to continued employment of the officers through that date.  See “—Components of Executive Compensation Program for Fiscal 2016—Annual Incentive Bonus” for additional information.

•

No Changes to NEO Compensation Levels (Except for Mr. Meloy).  In the context of the difficult industry environment, the Compensation Committee approved management’s recommendations for no changes to the base salaries, target bonus percentages and long-term equity incentive award opportunities for the named executive officers for 2016, other than Mr. Meloy. The changes to Mr. Meloy’s compensation were made consistent with a multi-year phased transition to bring his total direct compensation more closely in line with the total direct compensation provided to similarly situated executives at companies within our 2016 Peer Group, adjusted for company size.

•

CEO and Executive Chairman Base Salary Paid in Stock.  Consistent with the recommendation of Mr. Perkins and Mr. Whalen, and at their request and in the context of a difficult industry environment including commodity price levels and related uncertainties and the resulting impact on the Company’s businesses and customers, the Compensation Committee approved awards of quarterly grants of restricted stock to Mr. Perkins and to Mr. Whalen in lieu of all of their 2016 base salary.  See “—Components of Executive Compensation Program for Fiscal 2016—Base Salary” for additional information.

•

No Partnership Equity Awards Due to Buy-In Transaction.  For 2016, the Compensation Committee awarded the full amount of the annual long-term equity incentive awards in the form of restricted stock unit awards under our Stock Incentive Plan (instead of utilizing a combination of long-term incentive awards settled in both Company equity and Partnership equity as had been the case in recent years) due to the pending closing of the Buy-In Transaction, which resulted in Partnership common units ceasing to be publicly traded.  As discussed in further detail below under “—Changes for 2017—Long-Term Equity Incentive Awards,” for the Company’s 2017 long-term equity incentive awards, the Compensation Committee granted a portion of such 2017 awards in the form of performance share units tied to relative total shareholder return.

With respect to 2017 compensation, the Compensation Committee has made the following determinations, which are described in greater detail below under “—Changes for 2017”:

•

Increases to 2017 Total Compensation and Limited Increases to Base Pay.  For 2017, base salary raises were approved for the named executive officers (other than Messrs. Heim and McParland) ranging from 2.0% to 3.4%. The Compensation Committee authorized base salary increases for certain of the named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2017 Peer Group, adjusted for company size, and, in the case of Mr. Meloy, to reflect professional growth and the assumption of additional responsibilities. See “—Changes for 2017—2017 Peer Group” for a description of the companies that comprise the 2017 Peer Group. In addition, for 2017 under our annual incentive bonus plan, the target bonus percentages for our named executive officers (other than Mr. Heim) were increased in order to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our 2017 Peer Group, adjusted for company size. For similar reasons, the long-term equity incentive award opportunities for 2017 for the named executive officers (other than Mr. Heim) were also increased.

•

New Performance-Based Equity Award Component.  For 2017, the Compensation Committee awarded long-term equity incentive awards in the form of both restricted stock unit awards and performance share units under our Stock Incentive Plan.  The vesting of the performance share units is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. The overall performance period for the 2017 performance share units begins on January 1, 2017 and is designated to end on December 31, 2019, and the TSR performance factor is determined by the Compensation Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three year relative TSR over the entirety of the performance period. With respect to each weighting period, the Compensation Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period.  The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Compensation Committee in its discretion.  Provided a named executive officer remains continuously employed through the end of 2019, he will become vested, as soon as practicable following December 31, 2019,  in a number of performance share units equal the target number awarded multiplied by the TSR performance factor, and vested performance share units will be settled by the issuance of Company common stock. The Compensation Committee believes the performance share unit awards further align the interests of named executive officers and shareholders and provide meaningful incentives to the management team to consistently increase shareholder value over the long-term.

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

•	Supportive of Business Goals. The Compensation Committee believes that our total compensation program should support our business objectives and priorities.

Consistent with this philosophy and the compensation objectives, our 2016 executive compensation program consisted of the following elements:

Compensation Element	Description	Role in Total Compensation
Base Salary	Competitive fixed-cash compensation based on an individual’s role, experience, qualifications and performance	•A core element of competitive total compensation, important in attracting and retaining key executives
Annual Incentive Bonus	Variable payouts tied to achievement of annual financial, operational and strategic business priorities and determined in the sole discretion of the Compensation Committee

•Aligns named executive officers with annual strategic, operational and financial results

•Recognizes individual and performance-based contributions to annual results

•Supplements base salary to help attract and retain executives

Long-Term Equity Incentive Awards	Restricted stock unit awards granted under our Stock Incentive Plan

•Aligns named executive officers with sustained long-term value creation

•Creates opportunity for a meaningful and sustained ownership stake

•Combined with salary and annual bonus, provides a competitive target total direct compensation opportunity

Benefits	401(k) plan, health and welfare benefits

•Our named executive officers are eligible to participate in benefits provided to other Company employees

•Contributes toward financial security for various life events (e.g., disability or death)

•Generally competitive with companies in the midstream sector

Post-Termination Compensation

“Double trigger” cash change in control payments

Accelerated vesting of equity awards upon certain change in control transactions and qualifying termination events

Continued vesting of equity awards following retirement, subject to provision of consulting services or compliance with non-compete obligations

•Helps mitigate possible disincentives to pursue value-added merger or acquisition transactions if employment prospects are uncertain

•Provides assistance with transition if post-transaction employment is not offered

•Allows the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees

Perquisites	None, other than minimal parking subsidies	•The Compensation Committee’s policy is not to pay for perquisites for any of our named executive officers, other than minimal parking subsidies
Fiscal 2016 Total Direct Compensation

We review the mix of base salary, annual incentive bonuses and long-term equity incentive awards (i.e., total direct compensation) each year for the Company and for our Peer Group.  We view the various components of total direct compensation as related but distinct and emphasize pay for performance, with a significant portion of total direct compensation reflecting a risk aspect tied to long-

and short-term financial and strategic goals. Although we typically target annual long-term equity incentive awards as a percentage of base salary, we have historically not operated under any formal policies or specific guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, we believe that our compensation packages are representative of an appropriate mix of compensation components, and we anticipate that we will generally continue to utilize a similar, though not identical, mix of compensation in future years. As recommended by the Compensation Consultant, the Compensation Committee seeks to provide our named executive officers with a mix of base salary and short- and long-term incentives that is generally in line with that provided to similarly situated executives in our Peer Group, adjusted for company size.

The approximate allocation of target total direct compensation for our named executive officers in fiscal 2016 is presented below. This reflects (i) the salary rates in effect as of December 31, 2016, (ii) target annual incentive bonuses for services performed in fiscal 2016, and (iii) the grant date fair value of long-term equity incentive awards granted during fiscal 2016 (excluding the grant date fair value of equity awards granted in 2016 in lieu of 2015 annual incentive cash bonus payments and the grant date fair value of restricted stock awards received by Mr. Perkins in lieu of 2016 base salary).

Fiscal 2016 Target Total Direct Compensation

	Joe Bob Perkins	Michael A. Heim	Jeffrey J. McParland	Paul W. Chung	Matthew J. Meloy
Base Salary	18% (1)	23%	26%	26%	26%
Annual Incentive Bonus (2)	18%	20%	23%	23%	24%
Long-Term Equity Incentive Awards	64% (1)	57%	51%	51%	50%
Total	100%	100%	100%	100%	100%

(1)  Mr. Perkins elected to receive quarterly grants of restricted stock awards in lieu of all of his 2016 base salary.

(2)  Annual incentive bonuses actually paid for 2016 were paid 50% in cash and 50% in the form of restricted stock unit awards that will vest in full three years after the date of the award, subject to continued employment of the officers through that date.

Over the last four calendar years, the target total direct compensation (base salary plus target annual incentive bonus plus grant date fair value of long-term equity incentive awards) as set by the Compensation Committee for our Chief Executive Officer has resulted in target levels that have been significantly below the total direct compensation levels of similarly situated executives at the peer companies. The implied market median compensation level is determined by the Compensation Consultant using a regression analysis for our Peer Group that adjusts for company size and that predicts total direct compensation as correlated to market capitalization and total assets. The following chart illustrates the relationship between the target total direct compensation available to our Chief Executive Officer and the implied market median level and estimated top 25th percentile and top 10th percentile developed by our Compensation Consultant for the last four years:

$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
Total Direct Compensation
2013
2014
2015
2016
Implied Market Median
Est. 75th Percentile of Market
Est. 90th Percentile of Market
Targa CEO Target

Note: For the Total Direct Compensation Chart, the implied market median is shown as the solid blue bar, the estimated 75th percentile is shown as the light blue bar with dashed border, the 90th percentile is shown as the white bar with dotted border and the target compensation for our Chief Executive Officer is shown as the yellow bar.

Because incentive compensation (i.e., target annual incentive bonus and grant date fair value of long-term equity incentive awards) comprised 82% of our Chief Executive Officer’s total direct compensation opportunity for 2016 and he elected to receive quarterly grants of restricted stock in lieu of all of his 2016 base salary, the amount of compensation our Chief Executive Officer ultimately realizes from these awards may be more or less than the cash he would have received for the target amounts, as determined in particular by our Compensation Committee’s evaluation of our performance and the performance of our common stock.

Annual Total Shareholder Return

In the last four calendar years, we have delivered annual total returns to our shareholders of 120.7% (for 2016), ‑71.3% (for 2015), 23.3% (for 2014) and 70.8% (for 2013).

Methodology and Process

Role of Compensation Consultant in Setting Compensation

The Compensation Committee retained BDO as its independent Compensation Consultant to advise the Compensation Committee on matters related to executive and non-management director compensation for 2016. During 2015 and 2016, the Compensation Committee received advice from the Compensation Consultant with respect to the development and structure of our 2016 executive compensation program. As discussed above under “Meetings and Committees of Directors—Committees of the Board of Directors—Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with the Compensation Consultant.

Role of Peer Group and Benchmarking

When evaluating annual compensation levels for each named executive officer, the Compensation Committee, with the assistance of the Compensation Consultant and senior management, reviews publicly available compensation data and analysis for executives in our Peer Group as well as the results of compensation surveys. The Compensation Committee then uses that information to help set compensation levels for the named executive officers in the context of their roles, levels of responsibility, accountability and decision-making authority within our organization and in the context of company size relative to the other Peer Group members. While compensation data from other companies is considered, the Compensation Committee and senior management do not attempt to set compensation components to meet specific benchmarks.

The Peer Group company data and analysis that is reviewed by senior management and the Compensation Committee is simply one factor out of many that is used in connection with the establishment of compensation opportunities for our officers. The other factors considered include, but are not limited to, (i) available compensation data, rankings and comparisons, (ii) effort and accomplishment on a group and individual basis, (iii) challenges faced and challenges overcome, (iv) unique skills, (v) contribution to the management team and (vi) the perception of both the Board of Directors and the Compensation Committee of our performance relative to expectations and actual market/business conditions. All of these factors, including Peer Group company data and analysis, are utilized in a subjective assessment of each year’s decisions relating to base salary, annual incentive bonus and long-term equity incentive award decisions.

To reflect the market in which we compete for executive talent, the Peer Group considered by the Compensation Committee in consultation with senior management for compensation comparison purposes for 2016 included companies in three comparator groups: (1) midstream companies (“Midstream Companies”), (2) exploration and production companies (“E&Ps”), and (3) energy utilities, and our analysis placed greater weight on the compensation data reported by other publicly-traded Midstream Companies.  E&Ps and utilities selected for the Peer Group, in the Compensation Committee’s opinion, provide relevant reference points because they have similar or related operations, compete in the same or similar markets, face similar regulatory challenges and require similar skills, knowledge and experience of their executive officers as we require of our executive officers.

Because many companies in the Peer Group may be larger or smaller than we are as measured by market capitalization and total assets, with the assistance of the Compensation Consultant, compensation data for the Peer Group companies is analyzed using multiple regression analysis to develop a prediction of the total compensation that Peer Group companies of comparable size to us would offer similarly-situated executives. For 2016, the regressed data was analyzed separately for each of the three comparator groups and then weighted as follows to develop a reference point for assessing our total executive pay opportunity relative to market practice: (1) Midstream Companies (given a 70% weighting), (2) E&Ps (given a 15% weighting) and (3) utility companies (given a 15% weighting). For 2016, the “Peer Group” companies (for purposes of determining 2016 compensation levels) were:

•

Midstream Companies: Access Midstream Partners, L.P., Boardwalk Pipeline Partners, L.P., Buckeye Partners, L.P., Crestwood Equity Partners, L.P., DCP Midstream Partners, L.P., Enable Midstream Partners, L.P., Enbridge Energy Partners, L.P., Energy Transfer Partners, L.P., EnLink Midstream Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains All American Pipeline, L.P., Regency Energy Partners L.P., Summit Midstream Partners, L.P. and Williams Companies, Inc.

•

E&P peer companies: Apache Corporation, Cabot Oil & Gas Corporation, Cimarex Energy Company, Denbury Resources Inc., Devon Energy Corporation, EOG Resources, Inc., Halcon Resources Corporation, Murphy Oil Corporation, Newfield Exploration Company, Noble Energy, Inc., Pioneer Natural Resources Company, QEP Resources, Inc., SM Energy Company, Southwestern Energy Company and Ultra Petroleum Corporation

•

Utility peer companies: AGL Resources, Inc., Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., Dominion Resources, Inc., DTE Energy Company, Enbridge Inc., EQT Corporation, National Fuel Gas Company, NiSource Inc., Questar Corporation, Sempra Energy, Spectra Energy Corp. and TransCanada Corporation

Periodically we make changes in the Peer Group to reflect the change in ownership status or size of some of the peer companies, to include additional companies and/or to create more balance in the make-up of the Peer Group.  Based upon the recommendation of our Compensation Consultant, we made the following changes to the 2015 Peer Group used for compensation comparison purposes to create the 2016 Peer Group: (i) added Crestwood Equity Partners, L.P. as a Midstream Company and (ii) removed Atlas as a Midstream Company due to its acquisition by the Company in 2015.

Senior management and the Compensation Committee review our compensation-setting practices and Peer Group companies on at least an annual basis. See “—Changes for 2017—2017 Peer Group” for a description of the changes that were made to the Peer Group for 2017 compensation purposes.

Role of Senior Management in Establishing Compensation for Named Executive Officers

Typically, under the direction of the Compensation Committee, senior management consults with the Compensation Consultant and reviews market data and evaluates relevant compensation levels and compensation program elements towards the end of each fiscal year. Based on these consultations and assessments of performance relative to our business priorities, senior management submits emerging conclusions to the Chairman of the Compensation Committee, meets periodically with the full Compensation Committee together with the Compensation Consultant relative to process and performance, and subsequently, provides a proposal to the Chairman of the Compensation Committee. The proposal includes a recommendation of base salary, target annual incentive bonus opportunity and long-term equity incentive awards to be paid or awarded to executive officers for the next fiscal year. In addition, the proposal includes a recommendation regarding the annual incentive bonus amount to be paid for the current fiscal year.

The Chairman of the Compensation Committee reviews and discusses the proposal with senior management and the Compensation Consultant and may discuss it with the other members of the Compensation Committee, other members of the Board of Directors, the full Board of Directors and/or, prior to the Buy-In Transaction, the full board of directors of the General Partner. The Chairman of the Compensation Committee may request that senior management provide him with additional information or reconsider or revise the proposal. The resulting recommendation is then submitted for consideration to the full Compensation Committee, which typically invites other members of the Board of Directors and, prior to the Buy-In Transaction, the directors of the General Partner, and also meets separately with the Compensation Consultant. The final compensation decisions for the named executive officers are made by the Compensation Committee and reported to the Board of Directors.

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

Components of Executive Compensation Program for Fiscal 2016

Base Salary

The base salaries for our named executive officers are set and reviewed annually by the Compensation Committee. Base salaries for our named executive officers have been established based on Peer Group analysis and historical salary levels for these officers, as well as the relationship of their salaries to those of our other executive officers, taking into consideration the value of the total direct compensation opportunities available to our executive officers, including the annual incentive bonus and long-term equity incentive award components of our compensation program. The other factors listed above under “— Methodology and Process — Role of Peer Group and Benchmarking” are also considered.

For 2016, at management’s recommendation and as a result of a challenging industry environment, the Compensation Committee did not authorize any changes to the base salary rates in effect for the named executive officers during 2016, other than for Mr. Meloy, whose base salary was increased from $400,000 to $460,000, effective March 1, 2016. The change to Mr. Meloy’s base salary is part of a phased transition to bring his total direct compensation more closely in line with the total direct compensation provided to similarly situated executives. The 2016 base salary rates for our named executive officers were as follows:

	Prior Salary	Base Salary Effective March 1, 2016	Percent Increase
Joe Bob Perkins	$ 725,000	$ 725,000	0%
Michael A. Heim	600,000	600,000	0%
Jeffrey J. McParland	500,000	500,000	0%
Paul W. Chung	490,000	490,000	0%
Matthew J. Meloy	400,000	460,000	15%

Consistent with the recommendation of Mr. Perkins and Mr. Whalen, and at their request and in the context of a difficult industry environment including commodity price levels and related uncertainties and the resulting impact on the Company’s businesses and customers, the Compensation Committee approved quarterly grants of restricted stock to Mr. Perkins and to Mr. Whalen in lieu of all of their 2016 base salary. These restricted stock awards were granted on the last business day of each quarter, except for the fourth quarter when the awards were granted in connection with the last payroll run of the calendar year, each with a one year vesting period.  The number of restricted shares awarded was determined by dividing one-fourth of the officer’s annual base salary by the average closing price of the shares of common stock for all trading days during the quarter ending on the date that was five business days prior to the grant date.

Annual Incentive Bonus

For 2016, our named executive officers were eligible to receive annual incentive bonuses under the 2016 Annual Incentive Plan (the “2016 Bonus Plan”), which was approved by the Compensation Committee in January 2016. The funding of the bonus pool and the payment of individual bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee and will generally be determined near or following the end of the year to which the bonus relates.

Target Bonus Amounts.  The target amount of the bonus pool for the named executive officers is equal to the sum of the target bonus amounts for all named executive officers in the 2016 Bonus Plan. Each named executive officer’s target bonus amount is equal to the product of the officer’s base salary (at the rate in effect as of the last day of the year to which the bonus relates) and the officer’s target bonus percentage. For purposes of the 2016 Bonus Plan, the percentage of base salary that was set as the “target” amount for each named executive officer’s bonus was as follows:

	Target Bonus Percentage (as a % of Base Salary)	Target Bonus Amount
Joe Bob Perkins	100%	$ 725,000
Michael A. Heim	90%	540,000
Jeffrey J. McParland	90%	450,000
Paul W. Chung	90%	441,000
Matthew J. Meloy	90%	414,000

For 2016, the target bonus percentage for Mr. Meloy was increased from 80% to 90% to align his total direct compensation more closely with the total direct compensation provided to similarly situated executives. The Compensation Committee did not change the target bonus percentages for the other named executive officers from the levels in effect in 2015.

The Chief Executive Officer and the Compensation Committee relied on the Compensation Consultant and market data from Peer Group companies and broader industry compensation practices to establish the target bonus percentages for the named executive officers and the applicable threshold, target and maximum percentage levels for funding the bonus pool, which are generally consistent with both Peer Group company and broader energy compensation practices.

2016 Bonus Plan Funding Level and Assessment of Business Priorities.  The Compensation Committee, after consultation with the Chief Executive Officer, established the following overall threshold, target and maximum levels for the 2016 Bonus Plan: (i) 50% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a threshold level; (ii) 100% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a target level; and (iii) 200% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a maximum level. While the established threshold, target and maximum levels provide general guidelines in determining the funding level of the bonus pool each year, senior management recommends a funding level to the Compensation Committee based on our achievement of specified business priorities for the year, and the Compensation Committee ultimately determines the total amount to be allocated to the bonus pool in its sole discretion based on its assessment of the business priorities and our overall performance for the year.

For purposes of determining the actual funding level of the bonus pool and the amount of individual bonus awards under the 2016 Bonus Plan, the Compensation Committee focused on the business priorities listed in the table below. The 2016 business priorities are substantially similar to those in effect for 2015 but were revised to modify certain objectives and to remove certain goals that had been achieved in 2015 (such as closing of the Atlas mergers and expansion of certain capabilities of our Badlands operations).  These priorities are not objective in nature — they are subjective, and performance in regard to these priorities is ultimately evaluated by the Compensation Committee in its sole discretion, informed by monthly and quarterly reports from management and ongoing dialogue concerning the priorities. As such, success does not depend on achieving a particular target; rather, success is evaluated based on past norms, expectations and unanticipated obstacles or opportunities that arise. For example, hurricanes and deteriorating or changing market conditions may alter the priorities initially established by the Compensation Committee such that certain performance that would otherwise be deemed a negative may, in context, be a positive result. This subjectivity allows the Compensation Committee to account for the full industry and economic context of our actual performance and that of our personnel. The Compensation Committee considers all strategic priorities and reviews performance against the priorities and context but does not apply a formula or assign specific weightings to the strategic priorities in advance.

2016 Business Priority	Committee Consensus	Overall Assessment
Execute on all business dimensions, including the 2016 business plan and dividend guidance	Exceeded

•Closed corporate restructuring with Buy-In Transaction in the first quarter

•Excellent execution across our businesses, particularly given the current industry environment and despite a commodity price environment substantially below expectations:

oYear-over-year volumes essentially flat for Field G&P inlet, Badlands crude oil and LPG exports; while fractionation volumes decreased and Badlands gas volumes increased

oMet or exceeded volume beginning of year guidance for Field G&P and LPG exports, and met dividend coverage guidance provided during the year

oExcellent balance sheet and liquidity management while funding $506 million of growth capital expenditures and maintaining flat dividend per share

oSignificant operating cost savings and improvements in G&P margins

•Strong track record and performance regarding safety and compliance in all aspects of our business, including on-going training and environmental and regulatory compliance; continued industry recognition through safety awards

•Did not maintain adequate controls over the valuation of certain assets in the Atlas mergers or effective controls over the preparation and review of income tax provisions for interim periods

•Successful talent retention and hiring while continuing organizational realignments to streamline operations and to provide development opportunities for employees

•Closed or entered into definitive agreements for several strategic acquisitions, including:

oChevron’s interest in the Versado G&P business

oOutrigger’s Midland and Delaware Basin G&P and crude oil gathering operations

•2016 growth capital expenditures of approximately $506 million completed or on track to be completed on or ahead of schedule and on or below budget, including:

oStart-up of CBF Train 5

oStart-up of Buffalo Plant

oOngoing construction of Noble Crude and Condensate Splitter; Sanchez Energy JV in South Texas; and Joyce Processing Plant in West Texas

•Continued development of our potential future expansion project portfolio

•Strong credit, inventory, hedging and balance sheet management

•Insignificant write offs and proactive management of contractual relationships associated with customer financial issues

•Increased volumes and margins in Field G&P through negotiation of contract renewals and new dedications

Continue priority emphasis and strong performance relative to a safe workplace	Strongly Achieved
Reinforce business philosophy and mindset that promote compliance in all aspects of our business including environmental and regulatory compliance	Not Achieved with respect to internal controls Exceeded in all other dimensions
Continue to attract and retain the operational and professional talent needed in our businesses	Exceeded
Continue to control all costs—operating, capital and general and administrative (“G&A”) consistent with the existing business environment	Exceeded
Execute on major capital and development projects—finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding	Exceeded
Pursue selected growth opportunities, including gathering and processing (“G&P”) build outs, fee-based capital expenditure projects, and potential purchases of strategic assets	Exceeded
Pursue commercial and financial approaches to achieve maximum value and manage risks, including contract, credit, inventory, interest rate and commodity price exposures	Exceeded

After assessing the results of the 2016 business priorities as summarized above, the Compensation Committee determined in January 2017 that overall performance relative to the 2016 business priorities substantially exceeded expectations. This subjective assessment that performance substantially exceeded expectations was based on a qualitative business assessment rather than a mechanical, quantitative determination of results across each of the business priorities, and occurred with the background and ongoing context of (i) refinements of the 2016 business priorities by the Board of Directors and the Compensation Committee, (ii) continued discussion and active dialogue among the Board of Directors and the Compensation Committee and management about priorities and performance, including routine reports sent to the Board of Directors and the Compensation Committee, (iii) detailed monthly performance communications to the Board of Directors, (iv) presentations and discussions in subsequent Board of Directors and Compensation Committee meetings, and (v) further discussion among the Board of Directors and Compensation Committee of our performance relative to expectations near the end and following the end of 2016. The extensive business and board of director experience of the members of the Compensation Committee and of our Board of Directors provides the perspective to make this subjective assessment in a qualitative manner and to evaluate overall management performance and the performance of individual executive officers.

Despite the Compensation Committee’s determination that overall performance of the 2016 business priorities substantially exceeded expectations for the year, in light of the challenging industry conditions in 2016 and early 2017 and continued uncertainty in the market, the Compensation Committee, in its sole discretion, approved an annual bonus pool equal to 125% of the target level under the 2016 Bonus Plan.

Individual Performance Multiplier.  The Compensation Committee also evaluated the executive group and each officer’s individual performance for the year and determined that there were no special circumstances that would be quantified applicable to any named executive officer’s performance for 2016.  As a result, the Compensation Committee determined that a performance multiplier of 1.0x should be applied to each named executive officer for 2016 based on his individual performance and performance as part of the executive team.

Settlement of 2016 Bonus Awards.  In light of the current industry market conditions and the Company’s resulting focus on reducing cash expenses, the Compensation Committee also approved settlement of the 2016 bonuses in a combination of cash and restricted stock unit awards, instead of all-cash bonuses, for all Company officers including the named executive officers. All other employees of the Company and its subsidiaries received payment of their awards under the 2016 Bonus Plan solely in the form of cash.

Specifically, the Compensation Committee determined that approximately 50% of each officer’s total bonus amount would be settled in the form of restricted stock unit awards, resulting in these officers receiving restricted stock unit awards corresponding to approximately 62.5% of their respective target bonus amounts under the 2016 Bonus Plan. The number of restricted stock units actually awarded to each named executive officer will be determined by dividing the total dollar value allocated to the equity portion of the bonus amount by the ten-day average closing price of the shares of common stock for the first ten trading days of 2017. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. The following table reflects the awards actually received by our named executive officers under the 2016 Bonus Plan, including the approximate value of restricted stock unit awards to be received:

	Target Bonus Amount	Individual Performance Factor	Company Performance Factor	Total Bonus Amount To Be Received	Cash Amount To Be Paid	Approximate Value of Restricted Stock Units To Be Awarded
Joe Bob Perkins	$725,000	1.0	1.25	$906,250	$453,125	$453,125
Michael A. Heim	540,000	1.0	1.25	675,000	337,500	337,500
Jeffrey J. McParland	450,000	1.0	1.25	562,500	281,250	281,250
Paul W. Chung	441,000	1.0	1.25	551,250	275,625	275,625
Matthew J. Meloy	414,000	1.0	1.25	517,500	258,750	258,750

Long-Term Equity Incentive Awards

In connection with our initial public offering in December 2010, we adopted the Stock Incentive Plan under which we may grant to the named executive officers, other key employees, consultants and directors certain equity-based awards, including restricted stock, restricted stock units, bonus stock and performance-based awards. At the 2017 Annual Meeting, our shareholders will be asked to approve the amendment and restatement of the Stock Incentive Plan in order to make available additional shares of common stock for the future grant of equity-based awards to our officers, employees, consultants and directors.  See “Item 5—Approval of the Amended and Restated 2010 Stock Incentive Plan.”

In addition, prior to the Buy-In Transaction, the General Partner sponsored and maintained the Targa Resources Partners Long-Term Incentive Plan (the “Long-Term Incentive Plan”), under which the General Partner could grant equity-based awards related to the Partnership’s common units to individuals, including the named executive officers, who provide services to the Partnership. In connection with the Buy-In Transaction, we adopted and assumed the Long-Term Incentive Plan and outstanding awards thereunder, and amended and restated the plan and renamed it the Targa Resources Corp. Equity Compensation Plan (the “Equity Compensation Plan”). We continued to maintain the Equity Compensation Plan during 2016. However, since the number of shares reserved under the Equity Compensation Plan had been substantially exhausted as of the end of 2016, the Company no longer intends to continue making grants under the plan.

Form and Amount of Equity Awards.  Long-term equity incentive awards to our named executive officers under the Stock Incentive Plan are generally made near the beginning of each year. Our named executive officers have historically received annual long-term equity incentive compensation in a combination of awards related to our common stock granted under the Stock Incentive Plan and awards related to the Partnership’s common units granted under the Long-Term Incentive Plan. For example, for 2015, our named executive officers’ long-term incentive compensation was allocated approximately (i) forty percent (40%) to restricted stock units under the Stock Incentive Plan, which are time-based awards that capture absolute total return performance of our common stock, and (ii) sixty percent (60%) equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan, which were intended to reflect both the absolute total return of the Partnership’s common units and variable performance based on the total return of the Partnership’s units in relation to that of specified peer companies. Due to the then pending Buy-In Transaction, which resulted in the Partnership’s common units ceasing to be publicly traded, the Compensation Committee determined that the long-term equity incentive component of our named executive officers’ compensation for 2016 would consist solely of restricted stock unit awards under the Stock Incentive Plan. See “—Changes for 2017—Long-Term Equity Incentive Awards” below for a description of performance-based equity awards granted as part of our named executive officers’ 2017 compensation.

The Compensation Committee determines the amount of long-term equity incentive awards under the Stock Incentive Plan that it believes are appropriate as a component of total compensation for each named executive officer based on its decisions regarding each named executive officer’s total compensation targets. The total dollar value of long-term equity incentive awards for each named executive officer for a given year is typically equal to a specified percentage of the officer’s base salary; however, the Compensation Committee may, in its discretion, award additional long-term equity incentive awards if deemed appropriate. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period of time prior to the date of grant. For 2016, the specified percentage of each named executive officer’s base salary used for purposes of determining the amount of long-term equity incentive awards granted and the corresponding dollar values are set forth in the following table:

	Percentage of Base Salary	Total Dollar Value of Long-Term Equity Incentive Awards
Joe Bob Perkins	350%	$ 2,537,500
Michael A. Heim	250%	1,500,000
Jeffrey J. McParland	200%	1,000,000
Paul W. Chung	200%	980,000
Matthew J. Meloy	190%	874,000

For 2016, the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to all named executive officers remained the same as in 2015, and the actual total dollar value of the long-term equity incentive awards granted in 2016 therefore also remained the same for all named executives officers (other than Mr. Meloy, whose total dollar value increased due to the increase in his base salary rate for the applicable period).

2016 Restricted Stock Unit Awards. On January 19, 2016, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 102,484 restricted stock units to Mr. Perkins, (ii) 60,582 restricted stock units to Mr. Heim, (iii) 40,388 restricted stock units to Mr. McParland, (iv) 39,580 restricted stock units to Mr. Chung and (v) 35,299 restricted stock units to Mr. Meloy. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or if, from the date of the executive’s retirement through the third anniversary of the grant date, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted). The Compensation Committee believes these continued vesting provisions following retirement allow the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees, further align our executives’ interests with those of our shareholders and help attract and retain key employees.

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

Conversion of Outstanding Partnership Equity Awards in the Buy-In Transaction.  Upon completion of the Buy-In Transaction, all outstanding performance unit awards previously granted under the Partnership’s Long-Term Incentive Plan (which, as described above, was assumed by the Company in connection with the Buy-In Transaction), were converted and restated into comparable awards under the Equity Compensation Plan based on the Company’s common shares. Specifically, each outstanding performance unit award was converted and restated, effective as of the effective time of the Buy-In Transaction, into an award to acquire, pursuant to the same time-based vesting schedule and forfeiture and termination provisions, a comparable number of Company common shares determined by multiplying the number of performance units subject to each award by the exchange ratio in the Buy-In Transaction (0.62), rounded down to the nearest whole share, and eliminating the performance factor which was based on the Partnership’s common units. All amounts previously credited as distribution equivalent rights under any outstanding performance unit award continue to remain so credited and will be payable on the payment date set forth in the applicable award agreement, subject to the same time-based vesting schedule previously included in the performance unit award, but without application of any performance factor. There was no acceleration of vesting and no monetary value received by our named executive officers in connection with the conversion.

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

On December 3, 2015, the Company amended the Change in Control Program to exclude the direct or indirect purchase of the Partnership or the General Partner by the Company or any of its affiliates from the definition of “change in control.” As a result, the consummation of the Buy-In Transaction in February 2016 did not constitute a change in control event for purposes of the Change in Control Program. The Buy-In Transaction also did not trigger the accelerated vesting of any of our outstanding long-term equity incentive compensation awards. See “— Components of Executive Compensation Program for Fiscal 2016—Long-Term Equity Incentive Awards” for a discussion of the impact of the Buy-In Transaction on performance unit awards previously granted under the Partnership’s Long-Term Incentive Plan.

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

Changes for 2017

In consultation with the Compensation Consultant, the Compensation Committee has reviewed our executive compensation program and has made certain changes for 2017, which are described in more detail below. The analysis provided by the Compensation Consultant indicated that the total target direct compensation of our Chief Executive Officer and of our Chief Financial Officer was below the total direct compensation levels of similarly situated executives at peer companies, considering for example, the 2016 Peer Group pay programs adjusted for size using the regression analysis along with other available surveys and analysis.

In order to align the total compensation of our named executive officers more closely with that of similarly situated officers the Compensation Committee has approved increases in the salary levels and the incentive-based compensation opportunities of the named executive officers as described below.

2017 Peer Group

In light of the Buy-In Transaction and significant changes to companies in the overall industries in which we operate and compete for executive talent and based upon the recommendation of our Compensation Consultant, we made certain changes to the 2016 Peer Group used for compensation comparison purposes to create the 2017 Peer Group. A more traditional benchmark of Midstream Companies without regression was also considered, along with survey results and comparisons with individual companies and positions. We believe the 2017 Peer Group provides a more relevant and complete set of peers based on our corporate structure following the Buy-In Transaction and changes in the current circumstances of the included companies, including such companies’ organization, operations, market presence, business challenges and completed or announced corporate transactions.

Specifically, we removed the peer companies listed in the following table that were previously included in the 2016 Peer Group, many of which were subsidiary master limited partnerships that have, in some cases, been replaced with their public parent corporations as reflected in the second chart below.:

Midstream	E&P	Utilities
Access Midstream Partners, L.P.	Halcon Resources Corp.	Spectra Energy Corp
Enbridge Energy Partners, L.P.	Ultra Petroleum Corp.
Energy Transfer Partners, L.P.
MarkWest Energy Partners, L.P.
Plains All American Pipeline, L.P.
Regency Energy Partners, L.P.

In addition, we added the peer companies listed in the following table to the 2017 Peer Group:

Midstream	E&P	Utilities
Energy Transfer Equity, L.P.	Concho Resources, Inc.	Entergy Corporation
Holly Energy Partners, L.P.	Continental Resources, Inc.	Xcel Energy Inc.
Kinder Morgan, Inc.	Diamondback Energy, Inc.
Plains GP Holdings, L.P.	Energen Corp.
SemGroup Corporation	Parsley Energy, Inc.
Spectra Energy Corp.	Range Resources Corporation
Tallgrass Energy Partners, LP	RSP Permian, Inc.
WPX Energy, Inc.

As a result of the above changes, the 2017 Peer Group companies (for purposes of determining 2017 compensation levels) are:

•

Midstream Companies: Boardwalk Pipeline Partners, L.P., Buckeye Partners, L.P., Crestwood Equity Partners, L.P., DCP Midstream Partners, L.P., Enable Midstream Partners, L.P., L.P., Energy Transfer Equity, L.P., EnLink Midstream Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Holly Energy Partners, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains GP Holdings, L.P., SemGroup Corporation, Spectra Energy Corp., Summit Midstream Partners, L.P., Tallgrass Energy Partners, L.P., and Williams Companies, Inc.

•

E&P peer companies: Apache Corporation, Cabot Oil & Gas Corporation, Cimarex Energy Company, Concho Resources, Inc., Continental Resources, Inc., Denbury Resources Inc., Devon Energy Corporation, Diamondback Energy, Inc., Energen Corp., EOG Resources, Inc., Murphy Oil Corporation, Newfield Exploration Company, Noble Energy, Inc., Parsley Energy, Inc., Pioneer Natural Resources Company, QEP Resources, Inc., Range Resources Corporation, RSP Permian, Inc., SM Energy Company, Southwestern Energy Company and WPX Energy, Inc.

•

Utility peer companies: AGL Resources, Inc., Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., Dominion Resources, Inc., DTE Energy Company, Enbridge Inc., Entergy Corporation, EQT Corporation, National Fuel Gas Company, NiSource Inc., Questar Corporation, Sempra Energy, TransCanada Corporation and Xcel Energy Inc.

Base Salary

The Compensation Committee has authorized, and executive management will implement, the following base salaries for our named executive officers effective March 1, 2017:

	Effective March 1, 2017	Current Salary
Joe Bob Perkins	$750,000	$725,000
Michael A. Heim	600,000	600,000
Jeffrey J. McParland	500,000	500,000
Paul W. Chung	500,000	490,000
Matthew J. Meloy	475,000	460,000

The Compensation Committee authorized base salary increases for the named executive officers (other than Messrs. Heim and McParland), along with certain adjustments in annual bonus incentive targets and grant date fair values of long-term equity incentive awards (as described below), in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives, and in the case of Mr. Meloy, to reflect professional growth and the assumption of additional responsibilities. Although Mr. Perkins received quarterly grants of restricted stock in lieu of all of his 2016 base salary, for 2017 he will receive his base salary in cash.

Annual Incentive Bonus

In preparing our business plan for 2017, senior management developed and proposed a set of business priorities to the Compensation Committee. The Compensation Committee discussed and adopted the business priorities proposed by senior management for purposes of the 2017 Annual Incentive Plan (the “2017 Bonus Plan”). The 2017 business priorities are the same eight business priorities as in effect for 2016, except that the priority related to executing on all business dimensions has been refined to include the 2017 business plan and public guidance.

The overall threshold, target and maximum funding percentages for the 2017 Bonus Plan remain the same as for the 2016 Bonus Plan.  The target bonus percentages of the named executive officers (other than Mr. Heim) have been increased for 2017. The following table shows the target bonus percentages for our named executive officers effective March 1, 2017:

	Effective March 1, 2017	Current Percentage
Joe Bob Perkins	190%	100%
Michael A. Heim	90%	90%
Jeffrey J. McParland	100%	90%
Paul W. Chung	100%	90%
Matthew J. Meloy	110%	90%

As with the 2016 Bonus Plan, funding of the bonus pool and the payment of individual bonuses to executive management, including our named executive officers, is subject to the sole discretion of the Compensation Committee.

Long-Term Equity Incentive Awards

The Compensation Committee also approved increases in the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to the named executive officers (other than Mr. Heim). The following table shows the new percentages approved for long-term incentive awards for our named executive officers effective for 2017:

	2017 Percentage	Current Percentage
Joe Bob Perkins	400%	350%
Michael A. Heim	250%	250%
Jeffrey J. McParland	225%	200%
Paul W. Chung	225%	200%
Matthew J. Meloy	250%	190%

In addition, the Compensation Committee, in consultation with the Compensation Consultant, determined that it was appropriate to incorporate a long-term equity incentive award component for 2017 that included performance-based vesting conditions, similar to the equity-settled performance unit awards that were granted to the named executive officers under the Partnership’s Long-Term Incentive Plan prior to the Buy-In Transaction. As a result, for 2017, the Compensation Committee determined to grant a combination of restricted stock units and performance share units to our named executive officers under the Stock Incentive Plan. Specifically, for 2017, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (A) 50% to restricted stock units and (B) 50% to performance share units.

Restricted Stock Unit Awards.    On January 20, 2017, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 25,742 restricted stock units to Mr. Perkins, (ii) 12,871 restricted stock units to Mr. Heim, (iii) 9,653 restricted stock units to Mr. McParland, (iv) 9,653 restricted stock units to Mr. Chung and (v) 10,190 restricted stock units to Mr. Meloy. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or fulfillment of certain service related requirements following retirement.

Equity-Settled Performance Share Units.  Our named executive officers also received an annual award of equity-settled performance share units under the Stock Incentive Plan for 2017. On January 20, 2017, our named executive officers were awarded equity-settled performance share units under the Stock Incentive Plan in the following target amounts: (i) 25,742 performance share units to Mr. Perkins, (ii) 12,871 performance share units to Mr. Heim, (iii) 9,653 performance share units to Mr. McParland, (iv) 9,653 performance share units to Mr. Chung and (v) 10,190 performance share units to Mr. Meloy. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant. The performance share units, which are designed to settle in shares of Company common stock, are intended to further align the interests of the named executive officers and other executive officers with those of the Company’s shareholders and provide meaningful incentives to the management team to consistently increase shareholder value over the long-term.

The vesting of these awards is dependent on the satisfaction of certain service-related conditions and the Company’s TSR relative to the TSR of the members of the LTIP Peer Group measured over designated periods. For the 2017 performance share units, the LTIP Peer Group is composed of the Company and the following other companies:

Boardwalk Pipeline Partners L.P.	NuStar Energy, L.P.
Buckeye Partners, L.P.	ONEOK, Inc.
DCP Midstream Partners L.P.	Plains GP Holdings, L.P.
Enable Midstream Partners L.P.	Tallgrass Energy Partners, L.P.
EnLink Midstream Partners L.P.	Williams Companies, Inc.
Genesis Energy, L.P.

This peer group is a subset of the 2017 Midstream Peer Group which has been adjusted for size by the regression analysis, except that the LTIP Peer Group is restricted to companies closer to the size of the Company for the purpose of the TSR comparison. The Compensation Committee has the ability to modify the LTIP Peer Group in the event a company listed above ceases to be publicly traded or another significant event occurs and a company is determined to no longer be one of the Company’s peers.

The overall performance period for the 2017 performance share units begins on January 1, 2017 and is designated to end on December 31, 2019, and the TSR performance factor is determined by the Compensation Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three year relative TSR over the entirety of the performance period. With respect to each weighting period, the Compensation Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period compared to the LTIP Peer Group. For performance results in an applicable weighting period that fall between (i) the 1st percentile and the 25th percentile of the LTIP Peer Group, the guideline performance percentage would be 0%, (ii) the 25th percentile and the 50th percentile, the guideline performance percentage would be interpolated between 50% and 100%, and (iii) the 50th percentile and 75th percentile, the guideline performance percentage would be interpolated between 100% and 250%. If the Company’s performance was above the 75th percentile of the LTIP Peer Group for the applicable period, the guideline performance percentage would be 250%.

The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Compensation Committee in its discretion in order to address factors such as changes to the performance peers, anomalies in trading during the selected trading days or other business performance matters.  For these purposes, relative TSR performance is determined based on the comparison of “total return” of a share of the Company’s common stock for the applicable period to the “total return” of a common share/unit of each member of the LTIP Peer Group for the performance period, measured based on (i) the average closing price of each company’s share/unit for the first ten trading days of the applicable period, and (ii) the sum of (a) the average closing price for each company’s share/unit for the first ten trading days immediately following the last day of the applicable period (or, in the discretion of the Committee, for a specified consecutive ten day trading period during the last month of the applicable period), plus (b) the aggregate amount of dividends/distributions paid with respect to such share/unit during such period.

Provided a named executive officer remains continuously employed through the end of 2019, he will become vested, as soon as practicable following December 31, 2019,  in a number of performance share units equal to the target number awarded multiplied by the TSR performance factor, and vested performance share units will be settled by the issuance of Company common stock. In addition, a named executive officer will be considered to have remained continuously employed if, from the date of the executive’s retirement through the end of 2019, the executive either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors would be permitted). The performance share units would remain subject to the applicable performance-based vesting requirements described above during such period.

During the overall performance period for which the performance share units are outstanding, the Company accrues any cash dividends paid by the Company to holders of common stock in an amount equal to the cash dividends paid with respect to a share of common stock times the target number of performance share units awarded. At the time the performance share units are settled, the named executive officers would also receive a cash payment equal to the product of the amount of cash dividends accrued with respect to a share of common stock times the TSR performance factor.

Retention Awards

In support of the Company’s succession planning and management development goals, on January 20, 2017, the Compensation Committee also awarded special retention awards to certain executive officers. The special retention awards were granted in the form of restricted stock units that vest 30%, 30% and 40% on the fourth, fifth and sixth annual anniversaries, respectively, of the date of grant of the awards, subject to continued employment. Mr. Meloy is the only named executive officer who received a special retention award, and he received 50,000 restricted stock units.

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

Clawback Policy. To date, we have not adopted a formal clawback policy to recoup incentive-based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, restricted stock, restricted stock unit and performance share unit agreements covering grants made to our named executive officers and other employees in 2011 and later years, as applicable, do include language providing that any compensation, payments or benefits provided under such an award (including profits realized from the sale of earned shares) are subject to clawback to the extent required by applicable law.

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

Compensation Risk Assessment

The Compensation Committee reviews the relationship between our risk management policies and compensation policies and practices each year and, for 2016, has concluded that we do not have any compensation policies or practices that expose us to excessive or unnecessary risks that are reasonably likely to have a material adverse effect on us. Because our Compensation Committee retains the sole discretion for determining the actual amount paid to executives pursuant to our annual incentive bonus program, our Compensation Committee is able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts. In addition, the performance objectives applicable to our annual bonus program consist of a combination of six or more diverse company-wide and business unit goals, including commercial, operational and financial goals to support our business plan and priorities, which we believe lessens the potential incentive to focus on meeting certain short-term goals at the expense of longer-term risk. Further, our use of long-term equity incentive compensation for 2016 with three-year vesting periods serves our executive compensation program’s goal of aligning the interests of executives and shareholders, thereby reducing the incentives to unnecessary risk-taking.

Compensation Committee Report

Messrs. Davis, Crisp and Evans are the current members of our Compensation Committee. Following the completion of the Buy-In Transaction, additional directors were elected to the Board and the membership of the Compensation Committee was changed to balance the workload of directors serving on this and other committees. As part of this change, effective March 1, 2016, Mr. Redd resigned as member and Chairman of the Compensation Committee and Ms. Fulton resigned as a member of the Compensation Committee. The Board of Directors appointed Mr. Davis as the Chairman of the Compensation Committee and Mr. Evans as a member of the Compensation Committee. In fulfilling its oversight responsibilities, the Compensation Committee, as currently composed, has reviewed and discussed with management the Compensation Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our proxy statement. Based on these reviews and discussions, the Compensation Committee, as currently composed, recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our proxy statement for filing with the SEC.

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

The Compensation Committee

Waters S. Davis, IV, Chairman	Charles R. Crisp, Committee Member	Robert B. Evans, Committee Member

EXECUTIVE COMPENSATION

Summary Compensation Table for 2016

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2016, 2015 and 2014. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards ($) (3)	All Other Compensation (4)	Total
Joe Bob Perkins Chief Executive Officer	2016	$ —	$ 453,125	$ 3,534,138	$ 1,616	$ 3,988,879
	2015	697,500	—	2,066,608	22,720	2,786,828
	2014	554,167	1,120,000	1,552,665	21,931	3,248,763
Matthew J. Meloy Executive Vice President and Chief Financial Officer	2016	450,000	258,750	909,856	22,270	1,640,876
	2015	395,833	—	618,968	22,196	1,036,997
	2014	366,667	562,500	519,890	21,548	1,470,605
Michael A. Heim Vice Chairman of the Board	2016	600,000	337,500	1,552,084	22,784	2,512,368
	2015	589,167	—	1,221,592	22,628	1,833,387
	2014	526,667	963,000	1,112,536	21,874	2,624,077
Jeffrey J. McParland President—Finance and Administration	2016	500,000	281,250	1,127,299	22,520	1,931,069
	2015	495,000	—	814,407	22,448	1,331,855
	2014	463,333	846,000	738,476	21,745	2,069,554
Paul W. Chung Executive Vice President, General Counsel and Secretary	2016	490,000	275,625	1,104,764	22,494	1,892,883
	2015	485,000	—	798,112	22,422	1,305,534

(1)

The Compensation Committee approved quarterly grants of restricted stock to Mr. Perkins in lieu of all of his 2016 base salary.  These restricted stock awards were granted on March 31, 2016, June 30, 2016, September 30, 2016 and December 20, 2016. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2016—Base Salary.” See also “—Grants of Plan-Based Awards for 2016.”

(2)

For 2016, amounts reported in the “Bonus” column represents the portion of the bonus awarded pursuant to our 2016 Bonus Plan that was paid to the named executive officers in cash. The Compensation Committee approved settlement of the 2016 bonuses in a combination of cash and restricted stock unit awards. Specifically, the Compensation Committee determined that 50% of each officer’s total bonus amount would be settled in the form of restricted stock unit awards, resulting in these officers receiving restricted stock unit awards corresponding to 62.5% of their respective target bonus amounts under the 2016 Bonus Plan. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. These awards will be granted on February 28, 2017, and will therefore be reported as compensation in the Summary Compensation Table for 2017 in accordance with SEC rules. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2016—Annual Incentive Bonus.” As discussed above, payments pursuant to our Bonus Plan are discretionary and not based on specific objective performance measures.

(3)

Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock and restricted stock unit awards granted under our Stock Incentive Plan in 2016 (including restricted stock unit awards granted on February 29, 2016 in connection with awards earned under our 2015 Bonus Plan and restricted stock awards granted to Mr. Perkins in lieu of all of his 2016 base salary), computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 22 – Compensation Plans to our “Consolidated Financial Statements” in our Annual Report on Form 10-K for fiscal year 2016. Detailed information about the value attributable to specific awards is reported in the table under “—Grants of Plan-Based Awards for 2016” below. The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on January 19, 2016, assuming vesting will occur, is $16.450. The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on February 29, 2016, assuming vesting will occur, is $26.335. For 2015, the Compensation Committee provided that no bonuses would be paid to our named executive officers in cash under the 2015 Bonus Plan, and that these officers would instead receive restricted stock unit awards in an amount corresponding to 75% of their respective target bonus amounts under the 2015 Bonus Plan. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. Because these awards were granted on February 29, 2016, they are reported as compensation in the Summary Compensation Table for 2016 in accordance with SEC rules.  The grant date fair value of the shares subject to the restricted stock awards granted to Mr. Perkins in lieu of his 2016 base salary is discussed below in footnote (2) to the Grants of Plan-Based Awards for 2016 table below.

(4)

For 2016, “All Other Compensation” includes (i) the aggregate value of all employer-provided contributions to our 401(k) plan and (ii) the dollar value of life insurance premiums paid by the Company with respect to life insurance for the benefit of each named executive officer.

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
Joe Bob Perkins (1)	$ —	$ 1,616	$1,616
Matthew J. Meloy	21,200	1,070	22,270
Michael A. Heim	21,200	1,584	22,784
Jeffrey J. McParland	21,200	1,320	22,520
Paul W. Chung	21,200	1,294	22,494

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
_________________
(1)	Because Mr. Perkins received restricted stock awards in lieu of his base salary he did not qualify for company contributions to the 401(k) plan.

Grants of Plan-Based Awards for 2016

The following table and the footnotes thereto provide information regarding grants of plan-based equity awards made to the named executive officers during 2016:

Name	Grant Date	Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Equity Awards (2)
Mr. Perkins	01/19/16	102,484	$1,685,862
	02/29/16	38,320	1,009,157
	03/31/16	7,713	227,418
	06/30/16	4,644	195,907
	09/30/16	4,214	208,698
	12/20/16	3,684	207,096
Mr. Meloy	01/19/16	35,299	580,669
	02/29/16	12,500	329,188
Mr. Heim	01/19/16	60,582	996,574
	02/29/16	21,094	555,510
Mr. McParland	01/19/16	40,388	664,383
	02/29/16	17,578	462,917
Mr. Chung	01/19/16	39,580	651,091
	02/29/16	17,227	453,673

(1)

The grants on January 19, 2016 are the annual long-term equity incentive awards for 2016 granted to our named executive officers in the form of restricted stock unit awards under our Stock Incentive Plan. The grants on February 29, 2016 are restricted stock unit awards granted in lieu of any cash payments under the 2015 Bonus Plan. The grants to Mr. Perkins on March 31, 2016, June 30, 2016, September 30, 2016 and December 20, 2016 are restricted stock awards granted in lieu of his cash salary during 2016.

(2)

The dollar amounts shown for the restricted stock unit awards granted on January 19, 2016 are determined by multiplying the shares reported in the table by $16.450, which is the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The dollar amounts shown for the restricted stock units granted on February 29, 2016 are determined by multiplying the shares reported in the table by $26.335, which is the grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The dollar amounts shown for the restricted stock awards granted to Mr. Perkins on March 31, 2016, June 30, 2016, September 30, 2016 and December 20, 2016 are determined by multiplying the shares reported in the table by $29.485, $42.185, $49.525 and $56.215, respectively, which is the grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2016 salaries, bonuses, incentive plans and awards is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2016 restricted stock unit awards under our Stock Incentive Plan and restricted stock awards to Mr. Perkins in lieu of his cash salary for 2016. Further discussion regarding restricted stock units granted in February 2016 in lieu of cash payments under our 2015 Bonus Plan are described in our proxy statement for our 2016 annual meeting of stockholders, filed with the Securities and Exchange Commission on March 25, 2016. In addition, a discussion of the conversion in 2016 of outstanding performance unit awards previously granted under the Partnership’s Long Term Incentive Plan into comparable awards under the Company’s Equity Compensation Plan is set forth in “Compensation Discussion and Analysis” under “Components of Executive Compensation Program for Fiscal 2016 -- Long-Term Equity Incentive Awards -- Conversion of Outstanding Partnership Equity Awards in the Buy-In Transaction.”

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding equity-based awards outstanding as of December 31, 2016 for each of our named executive officers.

Name
	Stock Awards
	Number of Shares That have not Vested (1)	Market Value of Shares That have not Vested (2)
Joe Bob Perkins	210,914	$ 11,825,948
Matthew J. Meloy	63,438	3,556,969
Michael A. Heim	113,654	6,372,580
Jeffrey J. McParland	79,244	4,443,211
Paul W. Chung	77,646	4,353,611

(1)

Represents the following shares of restricted stock and restricted stock units under our Stock Incentive Plan and restricted stock units under our Equity Compensation Plan (which were formerly outstanding performance unit awards previously granted under the Partnership’s Long Term Incentive Plan and converted into comparable awards related to Company common stock in connection with the Buy-In Transaction) held by our named executive officers:

	January 14, 2014 Award (a)	January 14, 2014 Award (b)	January 15, 2015 Award (c)	January 21, 2015 Award (d)	January 19, 2016 Award (e)	February 29, 2016 Award (f)	In Lieu of Salary Awards (g)	Total
Joe Bob Perkins	4,823	15,176	9,912	19,944	102,484	38,320	20,255	210,914
Matthew J. Meloy	1,615	5,082	2,969	5,973	35,299	12,500	—	63,438
Michael A. Heim	3,456	10,874	5,859	11,789	60,582	21,094	—	113,654
Jeffrey J. McParland	2,294	7,218	3,906	7,860	40,388	17,578	—	79,244
Paul W. Chung	2,245	7,064	3,828	7,702	39,580	17,227	—	77,646

(a)	The restricted shares subject to the January 14, 2014 awards vested on January 14, 2017.
(b)	The Partnership performance units awarded January 14, 2014 were converted to Company restricted stock units at a ratio of 1 to 0.62 and 100% of the restricted stock units will vest on June 30, 2017.
(c)

The restricted stock units subject to the January 15, 2015 awards are subject to the following vesting schedule: 100% of the restricted stock units vest on June 30, 2018, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

(d)

The Partnership performance units awarded January 21, 2015 were converted to Company restricted stock units at a ratio of 1 to 0.62 and 100% of the restricted stock units vest on January 21, 2018, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

(e)

The restricted stock units subject to the January 19, 2016 awards are subject to the following vesting schedule: 100% of the restricted stock units vest on January 19, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

(f)

The restricted stock units awarded February 29, 2016 in settlement of awards under the 2015 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest on February 28, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

(g)

The restricted stock awarded to Mr. Perkins in lieu of 2016 salary was awarded March 31, 2016 (7,713 shares), June 30, 2016 (4,644 shares), September 30, 2016 (4,214 shares) and December 20, 2016 (3,684 shares). 100% of each award will vest one year following the date of grant, contingent upon continuous employment.

The treatment of the outstanding restricted stock awards and restricted stock unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(2)

The dollar amounts shown are determined by multiplying the number of shares of restricted stock or the number of restricted stock units reported in the table by the closing price of a share of our common stock on December 30, 2016 ($56.07), which was the last trading day of fiscal 2016. The amounts do not include any related dividends accrued with respect to the awards.

Option Exercises and Stock Vested in 2016

The following table provides the amount realized during 2016 by each named executive officer upon the vesting of restricted stock and restricted stock units. None of our named executive officers exercised any option awards during the 2016 year and, currently, there are no options outstanding under any of our plans.

Name	Stock Awards
	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Joe Bob Perkins	23,655	$ 870,443
Matthew J. Meloy	18,135	717,373
Michael A. Heim	16,936	603,268
Jeffrey J. McParland	10,293	348,658
Paul W. Chung	15,538	571,765

(1)

Includes: (i) the following shares of restricted stock granted under our Stock Incentive Plan on January 15, 2013, which vested on January 15, 2016 for each Named Executive Officer respectively: (a) 5,035; (b) 1,866; (c) 4,399; (d) 3,390; and (e) 3,307; and (ii) the following restricted stock units (former equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan that were converted into comparable awards related to Company common stock in connection with the Buy-In Transaction) originally granted on January 15, 2013 and August 12, 2013, which vested on June 30, 2016 for each Named Executive Officer respectively: (a) 18,620; (b) 16,269; (c) 12,537; (d) 6,903; and (e) 12,231.

(2)

Computed: (i) with respect to the restricted stock awards granted under our Stock Incentive Plan by multiplying the number of shares of stock vesting by the closing price of a share of common stock on the January 15, 2016 vesting date ($17.04) and does not include associated dividends accrued during the vesting period and (ii) with respect to the restricted stock units (former equity-settled performance unit awards) by multiplying the number of restricted stock units vesting by the closing price of a share of common stock on the June 30, 2016 vesting date ($42.14) and does not include associated distributions or dividends accrued during the vesting period.

Pension Benefits

Other than our 401(k) Plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

Aggregate Payments

The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under the Change in Control Program, Stock Incentive Plan and Equity Compensation Plan upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2016. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2016 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Change in Control (No Termination)	Qualifying Termination Following Change in Control	Termination by us without Cause	Termination for Death or Disability
Joe Bob Perkins	$ 12,768,033	$ 17,158,985	$ 2,420,279	$ 12,904,551
Matthew J. Meloy	3,856,666	6,533,101	762,248	3,898,531
Michael A. Heim	6,934,017	10,408,452	1,563,468	7,018,179
Jeffrey J. McParland	4,826,572	7,731,006	1,040,102	4,882,622
Paul W. Chung	4,729,217	7,573,248	1,018,640	4,784,130

Executive Officer Change in Control Severance Program

We adopted the Change in Control Program on and effective as of January 12, 2012. Each of our named executive officers was an eligible participant in the Change in Control Program during the 2016 calendar year.

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

If amounts payable to a named executive officer under the Change in Control Program, together with any other amounts that are payable by us as a result of a Change in Control (collectively, the “Payments”), exceed the amount allowed under section 280G of the Code for such individual, thereby subjecting the individual to an excise tax under section 4999 of the Code, then, depending on which method produces the largest net after-tax benefit for the recipient, the Payments shall either be: (i) reduced to the level at which no excise tax applies or (ii) paid in full, which would subject the individual to the excise tax.

The following table reflects payments that would have been made to each of the named executive officers under the Change in Control Program in the event there was a Change in Control and the officer incurred a Qualifying Termination, in each case as of December 31, 2016.

Name	Qualifying Termination Following Change in Control (1)
Joe Bob Perkins	$ 4,390,952
Matthew J. Meloy	2,676,435
Michael A. Heim	3,474,435
Jeffrey J. McParland	2,904,435
Paul W. Chung	2,844,031

(1)

Includes 3 years’ worth of continued participation in our medical and dental plans, calculated based on the monthly employer-paid portion of the premiums for our medical and dental plans as of December 31, 2016 for each named executive officer and his eligible dependents in the following amounts: (a) Mr. Perkins – $40,952, (b) Mr. Meloy – $54,435, (c) Mr. Heim – $54,435, (d) Mr. McParland– $54,435, and (e) Mr. Chung—$51,031.

Stock Incentive Plan

Each of our named executive officers held outstanding restricted stock awards and restricted stock units under our forms of restricted stock agreement and restricted stock unit agreement, as applicable (the “Stock Agreements”), and the Stock Incentive Plan as of December 31, 2016. If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, the restricted stock and restricted stock units granted to him under the Stock Agreements, and related dividends then credited to him, will fully vest on the date upon which such Change in Control occurs.

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

The following table reflects amounts that would have been received by each of the named executive officers under the Stock Incentive Plan and related Stock Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability, each as of December 31, 2016. The amounts reported below assume that the price per share of our common stock was $56.07, which was the closing price per share of our common stock on December 30, 2016 (the last trading day of fiscal 2016). No amounts are reported assuming retirement as of December 31, 2016, since additional conditions must be met following a named executive officer’s retirement in order for any restricted stock awards or restricted stock units to become vested.

Name	Change in Control		Termination for Death or Disability
Joe Bob Perkins	$10,484,269	(1)	$10,484,269	(1)
Matthew J. Meloy	3,136,278	(2)	3,136,278	(2)
Michael A. Heim	5,454,708	(3)	5,454,708	(3)
Jeffrey J. McParland	3,842,516	(4)	3,842,516	(4)
Paul W. Chung	3,765,487	(5)	3,765,487	(5)

(1)

Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $270,426 and $46,819, respectively, relate to the restricted stock and related dividend rights granted on January 14, 2014, which vested on January 14, 2017; (b) $555,766 and $69,681, respectively, relate to the restricted stock units and related dividend rights granted on January 15, 2015, which are scheduled to vest January 15, 2018; (c) $5,746,278, and $373,042, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019; (d) $2,148,602 and $104,614, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, which are scheduled to vest February 28, 2019; and (e) $1,135,698 and $33,343, respectively, relate to the restricted stock and related dividend rights awarded in lieu of 2016 salary granted on March 31, 2016 (7,713 shares), June 30, 2016 (4,644 shares), September 30, 2016 (4,214 shares) and December 20, 2016 (3,684 shares).

(2)

Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $90,553 and $15,678, respectively, relate to the restricted stock and related dividend rights granted on January 14, 2014, which vested on January 14, 2017; (b) $166,472 and $20,872, respectively, relate to the restricted stock units and related dividend rights granted on January 15, 2015, which are scheduled to vest January 15, 2018; (c) $1,979,215 and $128,488, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019; and (d) $700,875 and $34,125, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, which are scheduled to vest February 28, 2019.

(3)

Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $193,778 and $33,549, respectively, relate to the restricted stock and related dividend rights granted on January 14, 2014, which vested on January 14, 2017; (b) $328,514 and $41,189, respectively, relate to the restricted stock units and related dividend rights granted on January 15, 2015, which are scheduled to vest January 15, 2018; (c) $3,396,833 and $220,518, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019; and (d) $1,182,741 and $57,587, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, which are scheduled to vest February 28, 2019.

(4)

Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $128,625 and $22,269, respectively, relate to the restricted stock and related dividend rights granted on January 14, 2014, which vested on January 14, 2017; (b) $219,009 and $27,459, respectively, relate to the restricted stock units and related dividend rights granted on January 15, 2015, which are scheduled to vest January 15, 2018; (c) $2,264,555 and $147,012, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019; and (d) $985,598 and $47,988, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, which are scheduled to vest February 28, 2019.

(5)

Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $125,877 and $21,793, respectively, relate to the restricted stock and related dividend rights granted on January 14, 2014, which vested on January 14, 2017; (b) $214,636 and $26,911, respectively, relate to the restricted stock units and related dividend rights granted on January 15, 2015, which are scheduled to vest January 15, 2018; (c) $2,219,251 and $144,071, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019; and (d) $965,918 and $47,030, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, which are scheduled to vest February 28, 2019.

Equity Compensation Plan

The Buy-In Transaction did not trigger the accelerated vesting of any outstanding long-term equity incentive compensation awards under the Equity Compensation Plan (formerly, the Partnership’s Long-Term Incentive Plan). Upon completion of the Buy-In Transaction, all outstanding performance unit awards previously granted under the Partnership’s Long-Term Incentive Plan (which was assumed by the Company in connection with the Buy-In Transaction and renamed the Equity Compensation Plan), were converted and restated into comparable awards based on the Company’s common shares. Specifically, each outstanding performance unit award was converted and restated, effective as of the effective time of the Buy-In Transaction, into an award to acquire, pursuant to the same time-based vesting schedule and forfeiture and termination provisions, a comparable number of Company common shares determined by multiplying the number of performance units subject to each award by the exchange ratio in the Buy-In Transaction (0.62), rounded down to the nearest whole share, and eliminating the performance factor that was based on the Partnership’s common units. All amounts previously credited as distribution equivalent rights under any outstanding performance unit award continue to remain so credited and will be payable on the payment date set forth in the applicable award agreement, subject to the same time-based vesting schedule previously included in the performance unit award, but without application of any performance factor.

As a result, each of our named executive officers held outstanding restricted stock units under our Equity Compensation Plan (which were formerly outstanding performance unit awards previously granted under the Partnership’s Long Term Incentive Plan and converted into comparable awards related to Company stock in connection with the Buy-In Transaction) under the Company’s form of agreement (the “Share Grant Agreement”) and the Equity Compensation Plan as of December 31, 2016.

If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, the restricted stock units subject to the Share Grant Agreements, and related dividends or distributions then credited to him, will fully vest on the date upon which such Change in Control occurs.

Generally, restricted stock units and the related dividend or distribution equivalent rights subject to a Share Grant Agreement would be automatically forfeited without payment upon the termination of the named executive officer’s employment with us and our affiliates. However, if a named executive officer’s employment was terminated by reason of his death or “Disability” or was terminated by us other than for “Cause,” or if the executive retired and he either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the end of the vesting period, he would become vested in the restricted stock units that he is otherwise qualified to receive as if the named executive officer had remained continuously employed through the end of the performance period. The named executive officer will also receive a cash payment in the amount of the dividend or distribution equivalent rights that would have accrued through the end of the vesting period.

The following terms generally have the meanings specified below for purposes of the Equity Compensation Plan:

•

Change in Control means (i) any person or group, other than an affiliate, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company, (ii) the stockholders of the Company approve a plan of complete liquidation of the Company or

(iii) the sale or other disposition by the Company of all or substantially all of its assets in one or more transactions to any person other than one of the Company’s affiliates.

•

Cause means (i) failure to perform assigned duties and responsibilities, (ii) engaging in conduct which is injurious (monetarily or otherwise) to us or our affiliates, (iii) breach of any corporate policy or code of conduct established by us or our affiliates, or breach of any agreement between the named executive officer and us or our affiliates, or (iv) conviction of a misdemeanor involving moral turpitude or a felony. If the named executive officer is a party to an agreement with us or our affiliates in which this term is defined, then that definition will apply for purposes of the Equity Compensation Plan and the Share Grant Agreement.

•	Disability means a disability that entitles the named executive officer to disability benefits under our long-term disability plan.

The following table reflects amounts that would have been received by each of the named executive officers under the Equity Compensation Plan and related Share Grant Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability or by us without Cause, each as of December 31, 2016. No amounts are reported assuming retirement as of December 31, 2016, since additional conditions must be met following a named executive officer’s retirement in order for any performance share awards to become vested. The amounts reported below assume that the price per the Company’s share of stock was $56.07, which was the closing price per share of stock on December 30, 2016 (the last trading day of fiscal 2016).

Name	Change in Control		Termination for Death or Disability or Without Cause
Joe Bob Perkins.............................................................................................................	$ 2,283,764	(1)	$ 2,420,282	(1)
Matthew J. Meloy..........................................................................................................	720,388	(2)	762,253	(2)
Michael A. Heim...........................................................................................................	1,479,309	(3)	1,563,470	(3)
Jeffrey J. McParland......................................................................................................	984,056	(4)	1,040,106	(4)
Paul W. Chung..............................................................................................................	963,731	(5)	1,018,644	(5)

________________

(1)   Of the amount reported under the “Change in Control” column: (a) $850,918 and $180,523, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $1,118,260 and $134,062, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.  Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $850,918 and $208,144, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $1,118,260 and $242,957, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.

(2)   Of the amount reported under the “Change in Control” column: (a) $284,948 and $60,440, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $334,906 and $40,150, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $284,948 and $69,688, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $334,906 and $72,763, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.

(3)   Of the amount reported under the “Change in Control” column: (a) $609,705 and $129,350, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $661,009 and $79,245, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.  Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $609,705 and $149,140, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $661,009 and $143,613, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.

(4)   Of the amount reported under the “Change in Control” column: (a) $404,713 and $85,860, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $440,710 and $52,828, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.  Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $404,713 and $98,997, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $440,710 and $95,738, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.

(5)   Of the amount reported under the “Change in Control” column: (a) $396,078 and $84,029, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $431,851 and $51,772, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $396,078 and $96,885, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 14, 2014; and (b) $431,851 and $93,825, respectively, relate to the performance shares and related dividend and distribution equivalent rights granted on January 21, 2015.

Director Compensation

The following table sets forth the compensation earned by the general partner’s non-employee directors for 2016:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Charles R. Crisp (2)	$ -	$ -	-
Ershel C. Redd Jr. (2)	-	-	-
Chris Tong (2)	-	-	-
Laura C. Fulton (2)	-	-	-
Waters S. Davis, IV (2)	-	-	-
Rene R. Joyce	15,667	67,650	83,317
Robert B. Evans	30,564	67,650	98,214
Barry R. Pearl (3)	29,931	67,650	97,581
Ruth I. Dreessen (3)	26,598	67,650	94,248

(1)

Amounts represent the aggregate grant date fair value of fully vested Partnership common units awarded to the non-employee directors in 2016, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of common unit awards contained in the Notes to Consolidated Financial Statements at Note 22 included in our Annual Report on Form 10-K for the year ended December 31, 2016. On January 19, 2016, each non-employee director who was serving on the Board of Directors of the general partner on such date received 6,698 fully vested Partnership common units in connection with their 2016 service on the Board of Directors of the general partner. The grant date fair value of each common unit computed in accordance with FASB ASC Topic 718 was $16.450, based on the average of the high and low price of the common units on the date of grant.

(1)

Appointed effective March 1, 2016 in connection with the closing of the Buy-In Transaction. Non-employee directors appointed following the closing of the Buy-In Transaction did not receive any fees for 2016 service.

(1)	Resigned effective March 1, 2016 in connection with the closing of the Buy-In Transaction.

Narrative to Director Compensation Table

The Board of Directors of the general partner did not make any changes to the compensation program for its non-employee directors for 2016. However, as a result of the closing of the Buy-In Transaction in February 2016, for 2016, each of the general partner’s non-employee directors who was serving on the Board on January 19, 2016 received a pro-rated annual cash retainer of $12,667. Similarly, the Chairman of the general partner’s Audit Committee received an additional pro-rated annual retainer of $3,333. Further, until March 1, 2016, all of the general partner’s non-employee directors received $1,500 for each Board and Audit Committee meeting attended. All non-employee directors are reimbursed for out-of-pocket expenses incurred in attending general partner’s Board and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, Messrs. Whalen, Perkins and Heim have been omitted from the table. Because Messrs. Perkins and Heim are named executive officers for 2016, the Summary Compensation Table reflects the total compensation they received for services performed for the general partner and its affiliates for 2016. Other than as described above in the preceding paragraph, we did not pay any cash fees to any non-employee directors for 2016.

Director Long-term Equity Incentives. The general partner granted equity-based awards in January 2016 to each of the general partner’s non-employee directors who was serving on the Board on January 19, 2016 under the Partnership’s Long-Term Incentive Plan. Each of these directors received an award of 6,698 Partnership common units, which reflected the general partner’s intent to provide them with a target value of approximately $100,000 in annual long-term incentive awards, which maintained the same target value as 2015. The awards are intended to align the long-term interests of the general partner’s directors with those of our unitholders. We did not grant any other equity-based awards to non-employee directors in 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Targa common stock as of February 10, 2017 (unless otherwise indicated) held by:

•	each person who beneficially owns 5% or more of the then outstanding shares of common stock;

•	all of the directors of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

On February 17, 2016, TRC completed the TRC/TRP Merger, pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units. As of February 10, 2017, none of the directors or executive officers of our general partner owned any Preferred Units or any shares of Series A Preferred Stock of TRC.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them. Percentage ownership calculations for any security holder listed in the table below are based on 193,949,450 shares of Targa’s common stock outstanding on February 10, 2017.

	Targa Resources Corp.
Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

The Vanguard Group (2)	14,082,373	7.26
Rene R. Joyce (3)	1,050,724	*
Joe Bob Perkins (4)	455,285	*
Michael A. Heim (5)	413,467	*
Jeffrey J. McParland (6)	318,369	*
James W. Whalen (7)	598,792	*
Matthew J. Meloy	56,817	*
Paul W. Chung (8)	509,406	*
Chris Tong (9)	85,549	*
Charles R. Crisp	131,443	*
Ershel C. Redd Jr.	14,482	*
Laura C. Fulton	9,515	*
Waters S. Davis, IV	6,799	*
Robert B. Evans	28,606	*
All directors and executive officers as a group (18 persons)	3,832,699	1.98

_________

* Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1000 Louisiana, Suite 4300, Houston, Texas 77002.

(2)    As reported on Schedule 13G/A as of December 31, 2016 and filed with the SEC on February 10, 2017, the business address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA  19355.

(3)

Shares of common stock beneficially owned by Mr. Joyce include: (i) 223,759 shares issued to The Rene Joyce 2010 Grantor Retained Annuity Trust, of which Mr. Joyce and his wife are co-trustees and have shared voting and investment power; and (ii) 561,292 shares issued to The Kay Joyce 2010 Family Trust, of which Mr. Joyce’s wife is trustee and has sole voting and investment power.

(4)

Shares of common stock beneficially owned by Mr. Perkins include: (i) 207,370 shares issued to the Perkins Blue House Investments Limited Partnership (“PBHILP”) and (ii) 93 shares held by Mr. Perkins’ wife. Mr. Perkins is the sole member of JBP GP, L.L.C., one of the general partners of the PBHILP.

(5)

Shares of common stock beneficially owned by Mr. Heim include: (i) 124,878 shares issued to The Michael Heim 2009 Family Trust, of which Mr. Heim and his son are co-trustees and have shared voting and investment power; (ii) 81,672 shares issued to The Patricia Heim 2009 Grantor Retained Annuity Trust, of which Mr. Heim and his wife are co-trustees and have shared voting and investment power; (iii) 57,973 shares issued to the Pat Heim 2012 Family Trust, of which Mr. Heim’s wife and son serve as co-trustees and have shared voting and investment power; (iv) 38,400 shares issued to the Heim 2012 Children’s Trust, of which Mr. Heim serves as trustee; and (v) 19,472 shares held by Mr. Heim’s wife.

(6)	Shares of common stock beneficially owned by Mr. McParland include 215,848 shares issued to the Sarah McParland Family Trust, of which Mr. McParland's spouse serves as trustee.
(7)

Shares of common stock beneficially owned by Mr. Whalen include (i) 345,999 shares issued to the Whalen Family Investments Limited Partnership and (ii) 98,000 issued to the Whalen Family Investments Limited Partnership 2.

(8)

Shares of common stock beneficially owned by Mr. Chung include (i) 189,904 shares issued to the Paul Chung 2008 Family Trust, of which Mr. Chung serves as trustee, (ii) 189,904 shares issued to the Helen Chung 2007 Family Trust, of which Mr. Chung's spouse and Mr. Chung's sister-in-law serve as co-trustees.

(9)	Shares of common stock beneficially owned by Mr. Tong include 1,310 shares held by Mr. Tong’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 regarding Targa’s long-term incentive plans, under which Targa’s common stock is authorized for issuance to employees, consultants and directors of TRC, our general partner and their affiliates. Targa’s sole equity compensation plan, under which it will make equity grants in the future, is Targa’s long-term incentive plan, which was approved by its stockholders prior to Targa’s initial public offering.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	1,825,639
Equity compensation plans not approved by security holders(2)	-	-	32,960
Total	-	-	1,858,599

____________

(1)

Generally, awards of restricted stock and restricted stock units to our officers and employees under the Stock Incentive Plan are subject to vesting over time as determined by the Compensation Committee of Targa and, prior to vesting, are subject to forfeiture. Stock incentive plan awards may vest in other circumstances, as approved by the Compensation Committee of Targa and reflected in an award agreement. Restricted stock and restricted stock units are issued, subject to vesting, on the date of grant. The Compensation Committee of Targa may provide that dividends on restricted stock or restricted stick units are subject to vesting and forfeiture provisions, in which cash such dividends would be held, without interest, until they vest or are forfeited.

(2)

These represent awards available for issuance under Targa Resources Corp. Equity Compensation Plan, which was assumed by Targa as part (2) of the TRC/TRP Merger. The termination date for this plan was February 7, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As a result of the TRC/TRP Merger, which was completed on February 17, 2016, Targa owns all of our outstanding common units. In addition, Targa owns a 2% general partner interest in us. Our total outstanding common units as of February 10, 2017 totaled 275,168,410. In addition, Targa owns a 2% general partner interest in us, which is held through a 100% ownership interest in our general partner.

Distributions and Payments to Targa and its Affiliates

The following table summarizes the distributions and payments made and to be made by us to Targa and its affiliates in connection with our ongoing operation and any liquidation of us. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage
Distributions of available cash to Targa and its affiliates	Please see “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distributions of Available Cash.”
Payments to Targa and its affiliates

We reimburse Targa for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit. See “Reimbursement of Operating and General and Administrative Expense.”

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Partnership Agreement

Our Partnership Agreement with Targa governs the reimbursement of Targa and its affiliates for costs incurred on our behalf,

competition and indemnification matters. The Partnership Agreement provides that Targa and its affiliates are reimbursed for all direct and indirect expenses, as well as expenses otherwise allocable to us in connection with the operation of our business, incurred on our behalf.

Reimbursement of Operating and General and Administrative Expense

Under the terms of our Partnership Agreement, we reimburse Targa for all direct and indirect expenses, as well as expenses otherwise allocable to us in connection with the operation of our business, incurred on our behalf, which includes certain operating and direct expenses, including compensation and benefits of operating personnel, and for the provision of various general and administrative services for our benefit. Targa performs centralized corporate functions for us, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. We reimburse Targa for the direct expenses to provide these services as well as other direct expenses it incurs on our behalf, such as compensation of operational personnel performing services for our benefit and the cost of their employee benefits, including 401(k), pension and health insurance benefits. Other than Targa’s direct costs of being a public reporting company, substantially all of Targa’s general and administrative costs have been and will continue to be allocated to us, so long as Targa’s only cash-generating assets consist of its interest in us.

Competition

Targa is not restricted under our Partnership Agreement from competing with us. Targa may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Indemnification Agreements

Indemnification Agreements with Directors and Officers

We and our general partner have entered into Indemnification Agreements (each, an “Indemnification Agreement”) with individual who was an independent director of Targa Resources GP LLC (each, an “Indemnitee”) prior to the TRC/TRP Merger. Each Indemnification Agreement provides that each of us and Targa Resources GP LLC will indemnify and hold harmless each Indemnitee against Expenses (as defined in the Indemnification Agreement) to the fullest extent permitted or authorized by law, including the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. If such indemnification is unavailable as a result of a court decision and if we or Targa Resources GP LLC are jointly liable in the proceeding with the Indemnitee, we and Targa Resources GP LLC will contribute funds to the Indemnitee for his Expenses (as defined in the Indemnification Agreement) in proportion to relative benefit and fault of us or Targa Resources GP LLC on the one hand and Indemnitee on the other in the transaction giving rise to the proceeding.

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

Targa Resources Corp., the holder of all of our common units, has entered into Indemnification Agreements (each, a “Parent Indemnification Agreement”) with each director and officer of Targa (each, a “Parent Indemnitee”). Each Parent Indemnification Agreement provides that Targa Resources Corp. will indemnify and hold harmless each Parent Indemnitee for Expenses (as defined in the Parent Indemnification Agreements) to the fullest extent permitted or authorized by law, including the Delaware General Corporation Law, in effect on the date of the agreement or as it may be amended to provide more advantageous rights to the Parent Indemnitee. If such indemnification is unavailable as a result of a court decision and if Targa Resources Corp. and the Indemnitee are jointly liable in the proceeding, Targa Resources Corp. will contribute funds to the Parent Indemnitee for his expenses in proportion to relative benefit and fault of Targa Resources Corp. and Parent Indemnitee in the transaction giving rise to the proceeding.

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

Transactions with Related Persons

Relationship with Sajet Resources LLC

In December 2010 prior to our IPO, Sajet Resources LLC (“Sajet”), was spun-off from Targa. Rene Joyce and James Whalen, directors of Targa, are also directors of Sajet. Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung and Matthew Meloy, executive officers of Targa, are also executive officers of Sajet. Sajet owns certain technology rights, real property and ownership interests in Allied CNG Ventures LLC. We provide general and administrative services to Sajet and are reimbursed for these amounts at our actual cost. Services provided to Sajet totaled $0.5 million in 2016.

Relationship with Tesla Resources LLC

In September 2012, Tesla Resources LLC (“Tesla”) was spun-off from Sajet. Tesla has ownership interests in Floridian Natural Gas Storage Company LLC (“Floridian”). Rene Joyce and James Whalen, directors of Targa, are also directors of Tesla and managers of Floridian.  Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung and Matthew Meloy, executive officers of Targa, are also executive officers of Tesla. We provide general and administrative services to Tesla and Floridian and are reimbursed for these amounts at our actual cost. Services provided to Tesla and Floridian totaled $0.1 million in 2016.

Relationship with Total Safety US Inc.

Joe Bob Perkins, Chief Executive Officer and a director of Targa and of our general partner, is also a member of the Board of Managers of W3 Holdings, LLC, parent company of Total Safety US Inc. (“Total Safety”) which provides us safety services and equipment, including detection and monitoring systems.  During 2016, we made payments of $0.1 million to Total Safety.

Relationship with Magellan Asset Services LP

Barry Pearl, one of our former directors of our general partner, is also a director of Magellan Midstream Partners, L.P., parent company of Magellan Asset Services LP (“Magellan”). During 2016, we transacted sales of $29.1 million with Magellan.

Relationship with Kansas Gas Service

Robert Evans, a director of Targa and our general partner, is also a director of ONE Gas, Inc. (“ONE”). We have commercial arrangements with Kansas Gas Service (“Kansas Gas”), a division of ONE. During 2016, we transacted sales of $18.0 million with Kansas Gas.

Relationship with Newark E&P Operating, LLC

Waters Davis IV, one of the directors of Targa and of our general partner, was a director of Newark E&P Operating, LLC (“Newark E&P”) until October 1, 2016. During 2016, Targa purchased $8.6 million of natural gas from Newark E&P.

Relationships with Sequent Energy Management, LP, EOG Resources Inc., NICOR Energy and IntercontinentalExchange, Inc.

Charles R. Crisp, a director of Targa and of our general partner, is also a director of Southern Company Gas, a subsidiary of The Southern Company, parent company of Sequent Energy Management, LP (“Sequent”) and Northern Illinois Gas Company d/b/a NICOR Energy (“NICOR”). The Partnership purchases and sells natural gas and NGL products from and to Sequent and sells natural gas products to NICOR. Mr. Crisp also serves as a director of EOG Resources Inc. (“EOG”) from whom the Partnership purchases natural gas and NGL products. The Partnership billed EOG Resources Marketing Inc. (“EOG Marketing”), a subsidiary of EOG, for certain well connections to our gathering systems and associated equipment. Mr. Crisp is also a director of IntercontinentalExchange Group Inc., parent company of ICE US OTC Commodity Markets LLC (“ICE”) from whom the Partnership purchases brokerage services. The following table shows the Partnership’s transactions with each of these entities during 2016.

Entity	Sales	Purchases
	(in millions)
EOG	$11.9	$2.4
ICE	0.1	0.7
NICOR	19.1	-
Sequent	108.7	12.3

These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationships with Martin Gas Sales and Southwest Energy LP

Ershel C. Redd, a director of Targa and of our general partner, has an immediate family member who is an officer of Martin Gas Sales, which is a subsidiary of Martin Midstream Partners LP (“Martin”) and an immediate family member who is an officer and part owner of Southwest Energy LP (“Southwest Energy”), from and to whom the Partnership purchases and sells natural gas and NGL products. The following table shows the Partnership’s transactions with each of these entities during 2016.

Entity	Sales	Purchases
	(in millions)
Martin Gas	$2.8	$-
Southwest Energy	3.0	1.8

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

Director Independence

The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. Our general partner has a standing Audit Committee that consists of three directors: Messrs. Tong and Redd and Ms. Fulton. The board of directors of our general partner has affirmatively determined that Messrs. Tong and Redd and Ms. Fulton are independent as described in the rules of the NYSE and the Exchange Act for purposes of serving on the board of directors and the Audit Committee.

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

Item 14. Principal Accounting Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in Targa’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	2016	2015
	(In millions)
Audit fees (1)	$4.8	$3.7
Audit-related fees (2)	—	—
Tax fees (3)	0.5	0.5
All other fees (4)	0.1	—
	$5.4	$4.2

_______________

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

2.11***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Delaware Midstream, LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-33303)).

2.12***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Energy, LLC (incorporated by reference to Exhibit 2.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-33303)).

2.13***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Midland Midstream, LLC (incorporated by reference to Exhibit 2.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-33303)).

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

Number	Description

3.3

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

4.8

Supplemental Indenture dated October 11, 2016 to Indenture dated February 2, 2011, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.9

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

4.11

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

Number	Description

4.12

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

4.13

Supplemental Indenture dated October 11, 2016 to Indenture dated January 31, 2012, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.14

Indenture dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-33303)).

4.15

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

4.16

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

4.17

Supplemental Indenture dated October 11, 2016 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.18

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

4.19

Indenture dated as of May 14, 2013 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

4.20

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

4.21

Supplemental Indenture dated October 11, 2016 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.22

Indenture dated as of October 28, 2014 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

4.23

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

Number	Description

4.24

Supplemental Indenture dated October 11, 2016 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.25

Indenture dated as of January 30, 2015 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

4.26

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

4.27

Supplemental Indenture dated October 11, 2016 to Indenture dated January 30, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.28

Third Supplemental Indenture, dated as of April 24, 2015, by and among Targa Pipeline Partners LP, Targa Pipeline Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 12, 2015 (File No. 001-33303)).

4.29

Indenture, dated as of May 11, 2015, among Targa Resources Partners LP, Targa Resources Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 12, 2015 (File No. 001-33303)).

4.30

Registration Rights Agreement, dated as of May 11, 2015, among Targa Resources Partners LP, Targa Resources Finance Corporation, the Guarantors named therein and Barclays Capital Inc., as dealer manager (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 12, 2015 (File No. 001-33303)).

4.31

Supplemental Indenture dated October 11, 2016 to Indenture dated May 11, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.32

Indenture, dated as of September 14, 2015, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-33303)).

4.33

Registration Rights Agreement, dated as of September 14, 2015, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Merrill Lynch,Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-33303)).

4.34

Supplemental Indenture dated October 11, 2016 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.35

Indenture dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-33303)).

4.36

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

Number	Description

4.37

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

4.38

Supplemental Indenture dated October 11, 2016 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiaries, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 4, 2016 (File No. 001-33303)).

4.39

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

Number	Description

10.11

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

10.12

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

10.13

Purchase Agreement dated as of September 22, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 28, 2016 (File No. 001-33303)).

10.14

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

10.17

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

10.18

Fifth Amendment to Receivables Purchase Agreement, dated December 9, 2016, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 5, 2017 (File No. 001-33303)).

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

10.24+	Form of Restricted Unit Grant Agreement – 2010 (incorporated by reference to Exhibit 10.15 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

Number	Description

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

10.31+

Targa Resources Corp. 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 25, 2017 (File No. 001-33303)).

10.32+

Targa Resources Executive Officer Change In Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 19, 2012 ((File No. 001-33303)).

10.33+

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

10.37+

Indemnification Agreement by and between Targa Resources Corp. and Laura C. Fulton, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 1, 2013 (File No. 001-34991)).

10.38+

Indemnification Agreement by and between Targa Resources Corp. and Waters S. Davis, IV, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 24, 2015 (File No. 001-34991)).

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

Number	Description

10.42+

Indemnification Agreement by and between Targa Resources Corp. and Clark White, dated November 12, 2015 (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-33303)).

10.43

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: February 17, 2017	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2017.

Signature	Title (Position with Targa Resources GP LLC)

/s/ Joe Bob Perkins	Chief Executive Officer and Director
Joe Bob Perkins	(Principal Executive Officer)

/s/ Matthew J. Meloy	Executive Vice President and Chief Financial Officer
Mathew J. Meloy	(Principal Financial Officer)

/s/ John R. Sparger	Senior Vice President and Chief Accounting Officer
John R. Sparger	(Principal Accounting Officer)

/s/ James W. Whalen	Executive Chairman of the Board and Director
James W. Whalen

/s/ Michael A. Heim	Vice Chairman of the Board and Director
Michael A. Heim

/s/ Charles R.Crisp __	Director
Charles R. Crips

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Robert B. Evans_	Director
Robert B. Evans

/s/ Laura C. Fulton__	Director
Laura C. Fulton

/s/ Ershel C. Redd Jr.	Director
Ershel C. Redd Jr.

/s/ Chris Tong______	Director
Chris Tong

/s/ Rene R Joyce____	Director
Rene R. Joyce

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2016, as discussed in Item 9A.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ Joe Bob Perkins

Joe Bob Perkins

Chief Executive Officer

(Principal Executive Officer)

/s/ Matthew J. Meloy

Matthew J. Meloy

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Partners of Targa Resources Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and of cash flows present fairly, in all material respects, the financial position of Targa Resources Partners LP and its subsidiaries (the “Partnership”) as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 17, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			December 31,	December 31,
			2016	2015
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$68.0	$135.4
Trade receivables, net of allowances of $0.9 and $0.1 million at December 31, 2016 and 2015			673.2	514.8
Inventories			137.7	141.0
Assets from risk management activities			16.8	92.2
Other current assets			31.5	10.0
Total current assets			927.2	893.4
Property, plant and equipment			12,511.9	11,928.2
Accumulated depreciation			(2,821.0)	(2,225.6)
Property, plant and equipment, net			9,690.9	9,702.6
Intangible assets, net			1,654.0	1,810.1
Goodwill, net			210.0	417.0
Long-term assets from risk management activities			5.1	34.9
Investments in unconsolidated affiliates			240.8	258.9
Other long-term assets			16.9	9.9
Total assets			$12,744.9	$13,126.8

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$773.9	$629.1
Accounts payable to Targa Resources Corp.			61.0	30.1
Liabilities from risk management activities			49.1	5.2
Accounts receivable securitization facility			275.0	219.3
Total current liabilities			1,159.0	883.7
Long-term debt			4,177.0	5,125.7
Long-term liabilities from risk management activities			26.1	2.4
Deferred income taxes, net			26.9	27.2
Other long-term liabilities			205.3	184.9

Contingencies (see Note 17)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
December 31, 2016	5,000,000	5,000,000
December 31, 2015	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,939.9	4,550.4
December 31, 2016	275,168,410	275,168,410
December 31, 2015	185,083,420	184,870,693
General partner			796.7	1,735.3
December 31, 2016	5,629,136	5,629,136
December 31, 2015	3,772,871	3,772,871
Accumulated other comprehensive income (loss)			(61.8)	86.8
Treasury units at cost (0 units and 212,727 units as of December 31, 2016 and December 31, 2015)			—	(10.3)
			6,795.4	6,482.8
Noncontrolling interests in subsidiaries			355.2	420.1
Total owners' equity			7,150.6	6,902.9
Total liabilities and owners' equity			$12,744.9	$13,126.8

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per unit amounts)
Revenues:
Sales of commodities	$5,626.8	$5,465.4	$7,595.2
Fees from midstream services	1,064.1	1,193.2	1,021.3
Total revenues	6,690.9	6,658.6	8,616.5
Costs and expenses:
Product purchases	4,922.9	4,837.6	6,992.6
Operating expenses	553.6	540.0	487.3
Depreciation and amortization expenses	757.7	677.1	346.5
General and administrative expenses	177.1	153.6	139.8
Goodwill impairment	207.0	290.0	—
Other operating (income) expense	6.6	(7.1)	(3.0)
Income from operations	66.0	167.4	653.3
Other income (expense):
Interest expense, net	(233.5)	(207.8)	(143.8)
Equity earnings (loss)	(14.3)	(2.5)	18.0
Gain (loss) from financing activities	(48.2)	2.8	(12.4)
Other	1.0	(18.6)	(5.2)
Income (loss) before income taxes	(229.0)	(58.7)	509.9
Income tax (expense) benefit	0.3	(0.6)	(4.8)
Net income (loss)	(228.7)	(59.3)	505.1
Less: Net income (loss) attributable to noncontrolling interests	20.7	(31.9)	37.4
Net income (loss) attributable to Targa Resources Partners LP	$(249.4)	$(27.4)	$467.7

Net income attributable to preferred limited partners	$11.3	$2.4	$—
Net income attributable to general partner	63.4	167.7	148.7
Net income (loss) attributable to common limited partners	(324.1)	(197.5)	319.0
Net income (loss) attributable to Targa Resources Partners LP	$(249.4)	$(27.4)	$467.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income (loss)	$(228.7)	$(59.3)	$505.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(103.6)	112.7	59.8
Settlements reclassified to revenues	(45.0)	(86.3)	4.2
Interest rate swaps:
Change in fair value	—	—	—
Settlements reclassified to interest expense, net	—	—	2.4
Other comprehensive income (loss)	(148.6)	26.4	66.4
Comprehensive income (loss)	(377.3)	(32.9)	571.5
Less: Comprehensive income attributable to noncontrolling interests	20.7	(31.9)	37.4
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(398.0)	$(1.0)	$534.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

								Accumulated
	Limited		Limited		General		Receivables	Other	Treasury		Non-
	Partner		Partner		Partner		From Unit	Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Issuances	Income (Loss)	Units	Amount	Interests	Total
	(In millions, except units in thousands)

Balance December 31, 2013	—	$—	111,263	$2,001.9	2,271	$62.0	$—	$(6.1)	—	$—	$160.6	$2,218.4
Compensation on equity grants	—	—	—	9.2	—	—	—	—	—	—	—	9.2
Distribution equivalent rights	—	—	—	(1.4)	—	—	—	—	—	—	—	(1.4)
Issuance of common units under compensation program	—	—	215	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(67)	—	—	—	—	—	67	(4.8)	—	(4.8)
Equity offerings	—	—	7,175	408.4	-	-	-	—	—	—	—	408.4
Contributions from Targa Resources Corp.	—	—	—	—	149	8.7	(1.0)	—	—	—	—	7.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(26.8)	(26.8)
Other comprehensive income (loss)	—	—	—	—	—	—	—	66.4	—	—	—	66.4
Net income	—	—	—	319.0	—	148.7	—	—	—	—	37.4	505.1
Distributions	—	—	—	(353.0)	—	(140.8)	—	—	—	—	—	(493.8)
Balance December 31, 2014	—	$—	118,586	$2,384.1	2,420	$78.6	$(1.0)	$60.3	67	$(4.8)	$171.2	$2,688.4
Compensation on equity grants	—	—	—	16.6	—	—	—	—	—	—	—	16.6
Distribution equivalent rights	—	—	—	(1.6)	—	—	—	—	—	—	—	(1.6)
Issuance of common units under compensation program	—	—	439	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(145)	—	—	—	—	—	145	(5.5)	—	(5.5)
Equity offerings	5,000	120.6	7,377	315.4	—	—	—	—	—	—	—	436.0
Contributions from Targa Resources Corp.	—	—	—	—	1,353	59.1	1.0	—	—	—	—	60.1
Acquisition of APL	—	—	58,614	2,583.0	—	—	—	—	—	—	216.8	2,799.8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	78.4	78.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(14.4)	(14.4)
Targa contribution - Special General Partner Interest	—	—	—	—	—	1,612.4	—	—	—	—	—	1,612.4
Other comprehensive income (loss)	—	—	—	—	—	—	—	26.5	—	—	—	26.5
Net income	—	2.4	—	(197.5)	—	167.7	—	—	—	—	(31.9)	(59.3)
Distributions	—	(1.5)	—	(549.6)	—	(182.5)	—	—	—	—	—	(733.6)
Distributions payable to preferred unit holders	—	(0.9)	—	—	—	—	—	—	—	—	—	(0.9)
Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$—	$86.8	212	$(10.3)	$420.1	$6,902.9

TARGA RESOURCES PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

								Accumulated
	Limited		Limited		General		Receivables	Other	Treasury		Non-
	Partner		Partner		Partner		From Unit	Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Issuances	Income (Loss)	Units	Amount	Interests	Total
	(In millions, except units in thousands)
Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$—	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	58,621	1,353.4	1,197	27.6	—	—	—	—	—	1,381.0
Purchase of noncontrolling interests in subsidiary	—	—	—	63.7	—	1.3	—	—	—	—	(102.2)	(37.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(26.7)	(26.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	43.3	43.3
Other comprehensive income (loss)	—	—	—	—	—	—	—	(148.6)	—	—	—	(148.6)
Net income (loss)	—	11.3	—	(324.1)	—	63.4	—	—	—	—	20.7	(228.7)
Distributions	—	(11.3)	—	(598.9)	—	(127.1)	—	—	—	—	—	(737.3)
Exchange of Incentive Distribution Rights and special general partner interest for units	—	—	31,647	903.6	659	(903.6)	—	—	—	—	—	—
Balance December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$—	$(61.8)	—	$—	$355.2	$7,150.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities
Net income (loss)	$(228.7)	$(59.3)	$505.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	11.9	12.6	11.2
Compensation on equity grants	2.2	16.6	9.2
Depreciation and amortization expense	757.7	677.1	346.5
Goodwill impairment	207.0	290.0	—
Accretion of asset retirement obligations	4.6	5.3	4.4
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(15.2)	(30.6)	—
Deferred income tax expense (benefit)	(0.3)	(0.2)	1.6
Equity (earnings) loss of unconsolidated affiliates	14.3	2.5	(18.0)
Distributions of earnings received from unconsolidated affiliates	4.1	13.8	18.0
Risk management activities	38.8	71.1	4.7
(Gain) loss on sale or disposition of assets	6.1	(8.0)	(4.8)
(Gain) loss from financing activities	48.2	(2.8)	12.4
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(184.7)	236.1	94.5
Inventories	(15.9)	41.4	(35.9)
Accounts payable and other liabilities	188.3	(181.7)	(110.4)
Net cash provided by operating activities	838.4	1,083.9	838.5
Cash flows from investing activities
Outlays for property, plant and equipment	(562.1)	(817.2)	(762.2)
Outlays for business acquisition, net of cash acquired	—	(828.7)	—
Investments in unconsolidated affiliates	(4.4)	(11.7)	—
Return of capital from unconsolidated affiliates	4.1	1.2	5.7
Other, net	3.8	2.5	5.1
Net cash used in investing activities	(558.6)	(1,653.9)	(751.4)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,710.0	1,996.0	1,600.0
Repayments of credit facility	(1,840.0)	(1,716.0)	(1,995.0)
Proceeds from borrowings under accounts receivable securitization facility	171.4	391.6	381.9
Repayments of accounts receivable securitization facility	(115.7)	(355.1)	(478.8)
Proceeds from issuance of senior notes	1,000.0	1,700.0	800.0
Redemption of senior notes	(1,852.2)	(14.3)	(259.8)
Redemption of TPL senior notes	(13.3)	(1,168.8)	—
Proceeds from sale of common and preferred units	—	443.6	412.7
Costs incurred in connection with financing arrangements	(30.1)	(26.1)	(14.0)
Repurchase of common units under compensation plans	(0.1)	(5.5)	(4.8)
Purchase of noncontrolling interests in subsidiary	(37.2)	—	—
Contributions from general partner	27.6	60.1	7.7
Contributions from TRC	1,353.4	—	—
Contributions from noncontrolling interests	43.3	78.4	—
Distributions to noncontrolling interests	(26.7)	(14.4)	(26.8)
Distributions to unitholders	(737.3)	(733.6)	(493.8)
Payments of distribution equivalent rights	(0.3)	(2.8)	(1.6)
Net cash provided by (used in) financing activities	(347.2)	633.1	(72.3)
Net change in cash and cash equivalents	(67.4)	63.1	14.8
Cash and cash equivalents, beginning of period	135.4	72.3	57.5
Cash and cash equivalents, end of period	$68.0	$135.4	$72.3

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

On February 17, 2016, TRC completed the previously announced transactions contemplated pursuant to the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”, and such transaction, the “TRC/TRP Merger”), by and among us, Targa Resources GP LLC (our “general partner” or “TRP GP”), TRC and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”), pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP with TRP continuing as the surviving entity and as a subsidiary of TRC. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

At the effective time of the TRC/TRP Merger, each outstanding TRP common unit not owned by TRC or its subsidiaries was converted into the right to receive 0.62 shares of common stock of TRC, par value $0.001 per share (“TRC shares”). No fractional TRC shares were issued in the TRC/TRP Merger, and TRP common unitholders, instead received cash in lieu of fractional TRC shares.

Pursuant to the TRC/TRP Merger Agreement, TRC has agreed to cause our common units to be delisted from the New York Stock Exchange (“NYSE”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the completion of the TRC/TRP Merger, our common units are no longer publicly traded. The 5,000,000 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) that were issued in October 2015 remain outstanding as limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

On October 19, 2016, we executed the Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (the “Third A&R Partnership Agreement”), which became effective as of December 1, 2016. The Third A&R Partnership Agreement amendments include among other things (i) eliminating the incentive distribution rights (“IDRs”) held by the general partner, and related distribution and allocation provisions, (ii) eliminating the Special General Partner Interest (the “Special GP Interest” as defined in the Third A&R Partnership Agreement) held by the general partner, (iii) providing the ability to declare monthly distributions in addition to quarterly distributions, (iv) modifying certain provisions relating to distributions from available cash, (v) eliminating the Class B Unit (as defined in the Third A&R Partnership Agreement) provisions and (vi) changes to the Third A&R Partnership Agreement to reflect the passage of time and to remove provisions that are no longer applicable.

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing and terminaling crude oil; and
•	storing, terminaling and selling refined petroleum products.

See Note 23 – Segment Information for certain financial information regarding our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2016 and 2015, and the results of operations, comprehensive income, cash flows, and changes in owners’ equity for the years ended December 31, 2016, 2015 and 2014.

We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

As described in Note 4 – Business Acquisitions, the February 27, 2015 Atlas mergers involved two separate legal transactions involving different groups of equity holders. For GAAP reporting purposes, these two mergers are viewed as a single integrated transaction. As such, the financial effects of the Targa consideration related to the ATLS merger have been reflected in these financial statements. As further described in Note 4 – Business Acquisitions, our partnership agreement (the “Partnership Agreement”) was amended to provide for the issuance of the Special GP Interest in us equal to the tax basis of the APL GP Interests acquired in the ATLS merger totaling $1.6 billion. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP and the right to distributions in liquidation. On December 1, 2016, the Special GP Interest was eliminated with an amendment to the Partnership Agreement. See Note 14 – Partnership Units and Related Matters.

Change in Reportable Segments

Concurrent with the TRC/TRP Merger in February 2016, management reevaluated our reportable segments. See “Segment Information” included in Note 23 for a presentation of financial results by reportable segment, which have been recast to reflect our change in reporting segments for all periods presented.

Purchase of Versado Membership Interest

On October 31, 2016, we executed a Membership Interest Sale and Purchase Agreement with Chevron U.S.A. Inc. to acquire the remaining 37% membership interest in our consolidated subsidiary Versado Gas Processors, L.L.C. (“Versado”). As we continue to control Versado, the change in our ownership interest was accounted for as an equity transaction representing the acquisition of a noncontrolling interest and no gain or loss was recognized in our Consolidated Statements of Operations as a result. See Note 17 – Contingencies.

Revisions of Previously Reported Activity in our Consolidated Statements of Comprehensive Income (Loss)

During the first quarter of 2016 we concluded that activity related to our commodity hedge contracts was not reported properly in our Consolidated Statements of Comprehensive Income (Loss) during 2015.  The errors resulted in misstatements of the statement caption “Change in fair value” and equal offsetting misstatements of the caption “Settlements reclassified to revenues.”  Related income tax effects were also misstated. The reported beginning and ending balance sheet values of Accumulated Other Comprehensive Income were unaffected.

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

The following table displays the impact of these revisions to activity reported in our Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2015.

	Year Ended
	December 31, 2015	December 31, 2015
	As Reported	As Corrected
Commodity hedging contracts:
Change in fair value	$81.2	$112.7
Settlements reclassified to revenues	(54.8)	(86.3)
Other comprehensive income (loss)	$26.4	$26.4

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

We follow the equity method of accounting when we do not exercise control over the investee, but we can exercise significant influence over the operating and financial policies of the investee. Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) estimating unbilled revenues, product purchases and operating and general and administrative costs, (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing goodwill and long-lived assets for possible impairment, (4) estimating the useful lives of assets, (5) determining amounts to accrue for contingencies, guarantees and indemnifications and (6) estimating redemption value of mandatorily redeemable preferred interests. Actual results, therefore, could differ materially from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. Checks outstanding at the end of a period are reclassified to accounts payable, as we extinguish liabilities when the creditor receives our payment and we are relieved of our obligation (which generally occurs when our bank honors that check).

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (“OCI”), which includes changes in the fair value of derivative instruments that are designated as cash flow hedges.

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

Inventories

Our inventories consist primarily of NGL product inventories. Most NGL product inventories turn over monthly, but some inventory, primarily propane, is acquired and held during the year to meet anticipated heating season requirements of our customers. NGL product inventories are valued at the lower of cost or market using the average cost method. Commodity inventories that are not physically or contractually available for sale under normal operations (“deadstock”) are classified as Property, Plant and Equipment. Inventories also include materials and supplies required for our Badlands expansion activities in North Dakota, which are valued at cost using the specific identification method.

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

Derivative Instruments

We utilize derivative instruments to manage the volatility of cash flows due to fluctuating energy prices and interest rates. All derivative instruments not qualifying for the normal purchase and normal sale exception are recorded on the balance sheets at fair value. The treatment of the periodic changes in fair value will depend on whether the derivative is designated and effective as a hedge for accounting purposes. We have designated certain liquids marketing contracts that meet the definition of a derivative as normal purchases and normal sales, which under GAAP, are not accounted for as derivatives. As a result, the revenues and expenses associated with such contracts are recognized during the period when volumes are physically delivered or received.

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

For balance sheet classification purposes, we analyze the fair values of the derivative instruments on a contract by contract basis and report the related fair values and any related collateral by counterparty on a gross basis.

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

The determination of the useful lives of property, plant and equipment requires us to make various assumptions, including the supply of and demand for hydrocarbons in the markets served by our assets, normal wear and tear of the facilities, and the extent and frequency of maintenance programs.

We evaluate the recoverability of our property, plant and equipment when events or circumstances such as economic obsolescence, the business climate, legal and other factors indicate we may not recover the carrying amount of the assets. Asset recoverability is measured by comparing the carrying value of the asset (asset group) with the asset’s (asset group’s) expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows we recognize increased depreciation expense equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our property, plant and equipment and the recognition of additional depreciation expense due to impairment. Upon disposition or retirement of property, plant and equipment, any gain or loss is recorded to operations.

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

Our annual goodwill impairment test is performed as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Prior to us conducting the goodwill impairment test, to the extent triggering events exist, we complete a review of the carrying values of our long-lived assets, including property, plant and equipment and other intangible assets, and if it is determined that the carrying values are not recoverable, we reduce the carrying values of the long-lived assets pursuant to our policy on property, plant and equipment.

The annual goodwill impairment test typically entails performing a two-step goodwill impairment test. However, we are permitted to first assess qualitative factors to determine if the two-step goodwill impairment test is necessary. If we choose to bypass this qualitative assessment or otherwise determine that a two-step goodwill impairment test is required, the first step involves comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is required and involves comparing the implied fair value of goodwill to the carrying value of goodwill for that reporting unit. The implied fair value of goodwill is determined by assigning the reporting unit’s fair value to its individual assets and liabilities. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, the excess of the carrying value over the implied fair value is recognized as a goodwill impairment loss on our Consolidated Statements of Operations and a corresponding reduction of goodwill on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets arose from producer dedications under long-term contracts and customer relationships associated with business acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisition based on the present value of estimated future cash flows. Amortization expense attributable to these assets is recorded on a straight-line basis or, where more appropriate, in a manner that closely resembles the expected pattern in which we benefit from services provided to customers.

Asset Retirement Obligations

We record the fair value of estimated asset retirement obligations (“AROs”) associated with tangible long-lived assets. Retirement obligations associated with long-lived assets are recognized for those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are estimated based on discounted cash flow estimates, are accreted to full value over time as a period cost. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life.

At least annually, we review the projected timing and amount of asset retirement obligations. Changes resulting from revisions to the timing or the amount of the undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upon settlement, any difference between the recorded amount and the actual settlement cost will be recognized at a gain or loss.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities are presented as other long-term assets and debt issuance costs related to other long-term debt are reflected as a deduction from the carrying amount of other long-term debt in the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issuance costs.

Accounts Receivable Securitization Facility

Proceeds from the sale or contribution of certain receivables under the accounts receivable securitization facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows.

Environmental Liabilities and Other Loss Contingencies

Liabilities for loss contingencies, including environmental remediation costs arising from claims, assessments, litigation, fines, penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Income Taxes

We generally are not subject to federal income taxes. For federal income tax purposes, our earnings or losses are included in the tax returns of our separate partners. The taxable income or loss passed through to our partners may vary substantially from the net income or net loss we report in the Consolidated Statements of Operations.

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

We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. We believe future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize deferred tax assets, and therefore no valuation allowance has been established.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. We are also subject to the Texas margin tax, consisting generally of a 0.75% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas. See Note 19 for discussion of the Partnership’s federal and state income tax expense (benefits) of its taxable subsidiary as well as the Partnership’s net deferred income tax assets (liabilities).

Noncontrolling Interests

Third-party ownership (other than mandatorily redeemable interests) in the net assets of our consolidated subsidiaries is shown as noncontrolling interests within the equity section of our Consolidated Balance Sheets. In the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, noncontrolling interests reflects the attribution of results to third-party investors.

Mandatorily Redeemable Preferred Interests

Mandatorily redeemable preferred interests are included in other long term liabilities (or assets) on our Consolidated Balance Sheets. Mandatorily redeemable preferred interests with multiple or indeterminate redemption dates are reported at their estimated redemption value as of the reporting date. This point-in-time value does not represent the amount that ultimately would become payable (or receivable) in the future when the interests are redeemed. Changes in the redemption value are recorded in interest expense, net on our Consolidated Statements of Operations.

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

For natural gas processing activities, we receive either fees and/or a percentage of proceeds from commodity sales as payment for these services, depending on the type of contract. Under fee-based contracts, we receive a fee based on throughput volumes. Under percent-of-proceeds contracts, we receive either an agreed upon percentage of the actual proceeds we receive from our sales of the residue natural gas and NGLs or an agreed upon percentage based on index related prices for the natural gas and NGLs. Typically, our percent-of-proceeds contracts also include a fee-based component. Percent-of-value and percent-of-liquids contracts are variations on this arrangement. Under keep-whole contracts, we retain the NGLs extracted and return the processed natural gas or value of the natural gas to the producer. A significant portion of our Straddle plant processing contracts are hybrid contracts under which settlements are made on a percent-of-liquids basis or a fee basis, depending on market conditions. Natural gas or NGLs that we purchase are in turn sold and recognized in accordance with the criteria outlined above.

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

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized as revenue during the periods that services will be provided. Deferred revenue is included in Other long-term liabilities on our Consolidated Balance Sheets.

Unit-Based and Share-Based Compensation

Prior to the TRC/TRP Merger, we awarded unit-based compensation to employees of Targa and to directors and non-management directors of our General Partner in the form of restricted common units and performance units. We withheld units to satisfy employees’ tax withholding obligations on vested awards. The withheld shares were recorded as treasury units at cost. In connection with the TRC/TRP Merger, the unit-based compensation was converted to comparable share-based TRC awards and share-based compensation is now awarded in the form of TRC restricted stock, TRC restricted stock units, and TRC stock options. Compensation expense on awards that qualify as equity arrangements are measured by the fair value of the award as determined at the date of grant. Compensation expense on awards that qualify as liability arrangements is initially measured by the fair value of the award at the date of grant, and re-measured subsequently at each reporting date through the settlement period. Compensation expense is allocated to us from TRC and recognized in general and administrative expense over the requisite service period of each award.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The update also creates a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The new revenue standard requires that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entities expect to be entitled in exchange for those goods or services. To achieve that core principle, the standard requires a five step process of (1) identifying the contracts with customers, (2) identifying the performance obligations in the contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when, or as, the performance obligations are satisfied. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

With the issuance in August 2015 of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, the revenue recognition standard is effective for the annual period beginning after December 15, 2017, and for annual and interim periods thereafter. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We must retrospectively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in the period the standard is adopted.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update clarify the disclosure requirements for performance obligations, provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue and provide clarified guidance regarding impairment testing of capitalized contract costs.

We expect to adopt this new revenue recognition standard on January 1, 2018, presenting a cumulative effect adjustment in the period the standard is adopted. We also anticipate electing the practical expedient to apply the guidance retrospectively to only those contracts that are not completed contracts at the date of initial application. We are continuing to evaluate the effect of the standard on our consolidated financial statements, including accounting associated with contracts containing noncash consideration and variable consideration, the effect of ASU 2016-20 on our disclosure requirements, and how the standard would impact our current revenue recognition and disclosure policies upon adoption.

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $38.3 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of December 31, 2016 has $30.3 million in unamortized debt issuance costs classified in Long-term debt. Debt issuance costs associated with revolving credit facilities of $15.1 million and $5.9 million as of December 31, 2016 and December 31, 2015, respectively, remain classified in Other long-term assets on our Consolidated Balance Sheets.

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

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, then the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted for transactions that have not been previously reported. These amendments will be evaluated in conjunction with future acquisitions or disposals. We are in the process of evaluating whether we will early adopt this standard.

Goodwill Impairment

In January 2017, FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Step 2 required entities to compute the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceeded its fair value. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to apply these amendments for our annual goodwill impairment test as of November 30, 2017, or earlier if events or changes in circumstances indicate that an interim goodwill impairment test is necessary. Had we applied this new guidance for our November 2016 impairment test date, the full balance of our goodwill would have been impaired.

Note 4 – Business Acquisitions

2015 Acquisition

Atlas Mergers

On February 27, 2015, Targa completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 13, 2014 (the “ATLS Merger Agreement”), by and among (i) Targa, Targa GP Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Targa (“GP Merger Sub”), Atlas Energy L.P., a Delaware limited partnership (“ATLS”) and Atlas Energy GP, LLC, a Delaware limited liability company and the general partner of ATLS (“ATLS GP”), and (ii) Targa and the Partnership completed the transactions contemplated by the Agreement and Plan of Merger (the “APL Merger Agreement” and, together with the ATLS Merger Agreement, the “Atlas Merger Agreements”) by and among Targa, the Partnership, the Partnership’s general partner, Trident MLP Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership (“MLP Merger Sub”), ATLS, Atlas Pipeline Partners L.P., a Delaware limited partnership (“APL”) and Atlas Pipeline Partners GP, LLC, a Delaware limited liability company and the general partner of APL (“APL GP”). Pursuant to the terms and conditions set forth in the ATLS Merger Agreement, GP Merger Sub merged (the “ATLS merger”) with and into ATLS, with ATLS continuing as the surviving entity and as a subsidiary of Targa. Pursuant to the terms and conditions set forth in the APL Merger Agreement, MLP Merger Sub merged (the “APL merger” and, together with the ATLS merger, the “Atlas mergers”) with and into APL, with APL continuing as the surviving entity and as a subsidiary of the Partnership. While the Atlas mergers were two separate legal transactions, for GAAP reporting purposes, they are viewed as a single integrated transaction. As such, the financial effects of the ATLS Merger Consideration (as defined below) paid by Targa have been reflected in these financial statements. In connection with the Atlas mergers, APL changed its name to “Targa Pipeline Partners LP,” which we refer to as TPL, and ATLS changed its name to “Targa Energy LP.”

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

On February 27, 2015, the Partnership Agreement was amended to provide for the issuance of the Special GP Interest representing the contribution to the Partnership of the APL GP interest acquired in the ATLS merger totaling $1.6 billion, which is reflected within General partner equity on the Consolidated Balance Sheets. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP and the right to distributions in liquidation. On December 1, 2016, the Special GP Interest was eliminated with an amendment to the Partnership Agreement. See Note 12 – Partnership Units and Related Matters.

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

Pursuant to the APL Merger Agreement, our general partner entered into an amendment to our Partnership Agreement, which we refer to as the IDR Giveback Amendment, in order to reduce aggregate distributions to TRC, as the holder of the Partnership’s IDRs by (a) $9,375,000 per quarter during the first four quarters following the APL merger, (b) $6,250,000 per quarter for the next four quarters, (c) $2,500,000 per quarter for the next four quarters and (d) $1,250,000 per quarter for the next four quarters, with the amount of such reductions to be distributed pro rata to the holders of our outstanding common units. On December 1, 2016, the IDRs were eliminated with an amendment to the Partnership Agreement. See Note 12 – Partnership Units and Related Matters. As a result of the Third A&R Partnership Agreement, the reallocations of IDRs under the IDR Giveback Amendment ceased in the fourth quarter of 2016.

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

The acquired business contributed revenues of $1,459.3 million and a net loss of $30.1 million to us for the period from February 27, 2015 to December 31, 2015, and is reported in our Gathering and Processing segment. Cumulative acquisition-related costs totaled $19.3 million. These expenses are included in other expense in our Consolidated Statements of Operations.

Pro Forma Impact of Atlas Mergers on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the year ended December 31, 2015 assumes that our acquisition of APL and Targa’s acquisition of ATLS had occurred as of January 1, 2014. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the APL merger as of January 1, 2014, or that the results that will be attained in the future. Amounts presented below are in millions:

December 31, 2015
Pro Forma
Revenues	$6,947.3
Net income	(62.2)

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making adjustments to:

•	Reflect the change in amortization expense resulting from the difference between the historical balances of APL’s intangible assets, net, and the fair value of intangible assets acquired.
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

•	Exclude $19.3 million of acquisition-related costs incurred as of December 31, 2015 from pro forma net income for the year ended December 31, 2015.
•	Reflect the change in APL’s revenues and product purchases to report plant sales of Y-grade at contractual net values to conform to our accounting policy.

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

The excess of the fair value of the consideration transferred over the fair value of net assets acquired was approximately $707.0 million which was recorded as goodwill. The determination of goodwill is attributable to the workforce of the acquired business and the expected synergies with us and Targa. Goodwill was attributed to the WestTX, SouthTX and SouthOK reporting units in our Gathering and Processing segment. The goodwill is amortizable over 15 years for tax purposes. See Note 7 – Goodwill.

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

Mandatorily Redeemable Preferred Interests

Other long-term liabilities acquired included $109.3 million related to mandatorily redeemable preferred interests held by our partner in two joint ventures. See Note 11 – Other Long-Term Liabilities.

Contingent Consideration

A liability arising from the contingent consideration for APL’s previous acquisition of a gas gathering system and related assets has been recognized at fair value. APL agreed to pay up to an additional $6.0 million if certain volumes are achieved on the acquired gathering system within a specified time period. The acquisition date fair value of the remaining contingent payment of $4.2 million was recorded within other long term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability are included in earnings.

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

Each replacement phantom unit will entitle the grantee a common unit of TRP on the vesting date and is an equity-settled award. The replacement phantom units include distribution equivalent rights (“DERs”). When we declare and pay cash distributions, the holders of replacement phantom units are entitled within 60 days to receive cash payment of DERs in an amount equal to the cash distributions the holders would have received if they were the holders of record on the record date of the number of our common units related to the replacement phantom units.

The fair value of the replacement phantom units was based on the closing price of our units at the close of trading on February 27, 2015. The fair value was allocated between the pre-acquisition and post-acquisition periods to determine the amount to be treated as purchase consideration and compensation expense, respectively. Compensation cost will be recognized in general and administrative expense over the remaining service period of each award. See Note 22 – Compensation Plans for discussion of the impact of the TRC/TRP Merger on the replacement phantom units.

Subsequent Events

On January 22, 2017, we entered into definitive agreements to purchase 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “Outrigger Delaware”) and Outrigger Midland Operating, LLC (“Outrigger Midland” and together with “Outrigger Delaware”, “Outrigger”) (the “Permian Acquisition”).

We will pay $475 million in cash at closing and $90 million within 90 days of closing. Subject to certain performance-linked measures and other conditions, additional cash of up to $935 million may be received by the owners of Outrigger Delaware and Outrigger Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from existing contracts. We currently expect to close the transaction during the first quarter of 2017, subject to customary regulatory approvals and closing conditions.

Outrigger Delaware’s gas gathering and processing and crude gathering systems are located in Loving, Winkler and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. Outrigger Delaware’s assets include 70 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Delaware system.

Outrigger Midland’s gas gathering and processing and crude gathering systems are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. Outrigger Midland currently has 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the Outrigger Midland system.

We anticipate connecting Outrigger Delaware to our existing Sand Hills system and Outrigger Midland to our existing WestTX system during 2017, creating operational and capital synergies.

On January 26, 2017, Targa completed a public offering of 9,200,000 shares of common stock (including underwriters’ overallotment option) at a price of $57.65, providing net proceeds of $524.1 million.  Targa intends to use the net proceeds from this public offering to fund a portion of the $565 million initial purchase price of the Permian Acquisition

We expect that the remaining portion of the purchase price and related fees and expenses will be funded with borrowings under our senior secured revolving credit facility or, subject to market conditions, proceeds from the issuance of private or public securities. Prior to funding the Permian Acquisition, or if we do not complete the pending Permian Acquisition, Targa may use the net proceeds from its offering for general corporate purposes, which may include, among other things, repayment of Targa’s indebtedness (including our indebtedness), acquisitions, capital expenditures, additions to working capital and redeeming or repurchasing some of our outstanding notes.

Note 5 — Inventories

	December 31, 2016	December 31, 2015
Commodities	$126.9	$128.3
Materials and supplies	10.8	12.7
	$137.7	$141.0

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	December 31, 2016	December 31, 2015	Estimated Useful Lives (In Years)
Gathering systems	$6,626.9	$6,304.5	5 to 20
Processing and fractionation facilities	3,383.6	2,988.5	5 to 25
Terminaling and storage facilities	1,205.0	1,115.0	5 to 25
Transportation assets	451.4	454.0	10 to 25
Other property, plant and equipment	274.0	220.9	3 to 25
Land	121.2	108.8	—
Construction in progress	449.8	736.5	—
Property, plant and equipment	12,511.9	11,928.2
Accumulated depreciation	(2,821.0)	(2,225.6)
Property, plant and equipment, net	$9,690.9	$9,702.6

Intangible assets	$2,036.6	$2,036.6	20
Accumulated amortization	(382.6)	(226.5)
Intangible assets, net	$1,654.0	$1,810.1

For each of the years ended December 31, 2016, 2015, and 2014 depreciation expense for property, plant and equipment was $601.5 million, $540.5 million and $285.0 million.

We recorded non-cash pre-tax impairment charges of $32.6 million in 2015 and $3.2 million in 2014 due to the impairment of certain gas processing facilities and gathering systems associated with our Coastal and Big Lake operations. The impairments are a result of reduced forecasted gas processing volumes due to market conditions and processing spreads in Louisiana in the fourth quarter of 2015 and 2014. We measured the impairment of property, plant and equipment using discounted estimated future cash flows representative of a Level 3 fair value measurement. These carrying value adjustments are included in depreciation and amortization expenses on our Consolidated Statements of Operations.

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

The fair values of intangible assets acquired in the Atlas mergers were recorded at a fair value of $1,354.9 million and are being amortized over a 20-year life using the straight-line method, as a reliably determinable pattern of amortization could not be identified. Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation over a 20-year life.

The changes in our intangible assets are as follows:

	December 31, 2016	December 31, 2015
Beginning of period	$1,810.1	$591.9
Additions from acquisition	—	1,354.9
Amortization	(156.1)	(136.7)
Intangible assets, net	$1,654.0	$1,810.1

For each of the years ended December 31, 2016, 2015, and 2014 amortization expense for our intangible assets was $156.1 million, $136.7 million and $61.5 million. The estimated annual amortization expense for intangible assets is approximately $149.4 million, $135.7 million, $124.7 million, $112.5 million and $102.6 million for each of the years 2017 through 2021. As of December 31, 2016 the weighted average amortization period for our intangible assets was approximately 17.6 years.

Note 7 — Goodwill

We recognized goodwill of approximately $707.0 million when we acquired Atlas on February 27, 2015. This goodwill was attributed to the WestTX, SouthTX and SouthOK reporting units in our Gathering and Processing segment. The future cash flows and resulting fair values of these reporting units are sensitive to changes in oil, gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

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

During the first quarter of 2016, we finalized our evaluation of goodwill for impairment and recorded additional impairment expense of $24.0 million in our Consolidated Statement of Operations and reduced the carrying value of goodwill to $393.0 million on our Consolidated Balance Sheets as of March 31, 2016. The impairment of goodwill was primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas.

Our annual evaluation of goodwill for impairment was completed in the fourth quarter of 2016 and we recorded impairment expense of $183.0 million in our Consolidated Statement of Operations and reduced the carrying value of goodwill to $210.0 million on our Consolidated Balance Sheets. The additional impairment of goodwill during the fourth quarter of 2016 was primarily due to the impact of lower forecasted commodity prices and a refinement in the valuation methodology used to determine fair values of our reporting units.

Our annual evaluations utilized an income approach including a terminal value to estimate the fair values of our reporting units based on a discounted cash flow (“DCF”) analysis. The refinement of the valuation methodology reflects (1) the manner in which market participants commonly transact for these types of assets, and (2) the inherent uncertainty involved in forecasting commodity prices beyond the periods for which observable market prices and consensus pricing are available. The future cash flows for our reporting units are based on our estimates, at that time, of future revenues, income from operations and other factors, such as working capital and timing of capital expenditures. We take into account current and expected industry and market conditions, including commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis are based on a weighted average cost of capital determined from relevant market comparisons.

The fair value measurements utilized for the evaluation of goodwill for impairment are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 14 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

Changes in the gross amounts of our goodwill are as follows:

	WestTX	SouthTX	SouthOK	Total
Balance at January 1, 2015	$—	$—	$—	$—
Acquisition, February 27, 2015	364.5	160.3	182.2	707.0
Provisional impairment for 2015 annual assessment	(37.6)	(70.2)	(182.2)	(290.0)
Balance at December 31, 2015	326.9	90.1	—	417.0
Additional impairment for 2015 annual assessment	(14.4)	(9.6)	—	(24.0)
Impairment for 2016 annual assessment	(137.8)	(45.2)	—	(183.0)
Balance at December 31, 2016	$174.7	$35.3	$—	$210.0

Should energy industry conditions deteriorate, there is a possibility that reporting unit fair values could deteriorate further and goodwill may be impaired in a future period. Further, upon our adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the accounting guidance for the calculation of impairment charges will change and may result in an impairment in a future period that would otherwise not have been recognized under the current guidance. See Note 3 – Significant Accounting Policies for additional discussion of this recent accounting standard.

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
Balance at December 31, 2013	$55.9	$—	$—	$—	$55.9
Equity earnings (loss)	18.0	—	—	—	18.0
Cash distributions (1)	(23.7)	—	—	—	(23.7)
Balance at December 31, 2014	$50.2	$—	$—	$—	$50.2
Fair value of T2 Joint Ventures acquired	—	67.5	126.7	20.3	214.5
Equity earnings (loss)	13.8	(3.9)	(9.4)	(3.0)	(2.5)
Cash distributions (1)	(14.5)	—	—	(0.5)	(15.0)
Cash calls for expansion projects	—	—	6.5	5.2	11.7
Balance at December 31, 2015	$49.5	$63.6	$123.8	$22.0	$258.9
Equity earnings (loss)	4.1	(5.2)	(9.4)	(3.8)	(14.3)
Cash distributions (1)	(7.5)	—	—	(0.7)	(8.2)
Cash calls for expansion projects	—	0.2	4.2	—	4.4
Balance at December 31, 2016	$46.1	$58.6	$118.6	$17.5	$240.8

(1)

Includes $4.1 million and $1.2 million in distributions received from GCF and the T2 Joint Ventures in excess of our share of cumulative earnings for the years ended December 31, 2016 and 2015. Includes $5.7 million in distributions from GCF in excess of our share of cumulative earnings for the year ended December 31, 2014. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

The recorded value of the T2 Joint Ventures is based on fair values at the date of acquisition which results in an excess fair value of $36.2 million over the book value of the joint venture capital accounts as of December 31, 2016. This basis difference is attributable to depreciable tangible assets and is being amortized over the estimated useful lives of the underlying assets of 20 years on a straight-line basis and is included as a component of equity earnings. See Note 4 – Business Acquisitions for further information regarding the fair value determinations related to the Atlas mergers.

Note 9 — Accounts Payable and Accrued Liabilities

	December 31, 2016	December 31, 2015
Commodities	$574.5	$378.7
Other goods and services	113.4	141.3
Interest	52.2	80.3
Compensation and benefits	—	0.4
Income and other taxes	19.1	10.4
Other	14.7	18.0
	$773.9	$629.1

Accounts payable and accrued liabilities includes $30.2 million and $34.0 million of liabilities to creditors to whom we have issued checks that remain outstanding as of December 31, 2016 and December 31, 2015.

Note 10 — Debt Obligations

	December 31, 2016	December 31, 2015

Current:
Accounts receivable securitization facility, due December 2017	$275.0	$219.3

Long-term:
Senior secured revolving credit facility, variable rate, due October 2020 (1)	150.0	280.0
Senior unsecured notes:
5% fixed rate, due January 2018	250.5	1,100.0
4⅛% fixed rate, due November 2019	749.4	800.0
6⅝% fixed rate, due October 2020	—	342.1
Unamortized premium	—	5.0
6⅞% fixed rate, due February 2021	—	483.6
Unamortized discount	—	(22.1)
6⅜% fixed rate, due August 2022	278.7	300.0
5¼% fixed rate, due May 2023	559.6	583.7
4¼% fixed rate, due November 2023	583.9	623.5
6¾% fixed rate, due March 2024	580.1	600.0
5⅛% fixed rate, due February 2025	500.0	—
5⅜% fixed rate, due February 2027	500.0	—
TPL notes, 6⅝% fixed rate, due October 2020 (2)	—	12.9
Unamortized premium	—	0.2
TPL notes, 4¾% fixed rate, due November 2021 (2)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (2)	48.1	48.1
Unamortized premium	0.5	0.5
	4,207.3	5,164.0
Debt issuance costs, net of amortization	(30.3)	(38.3)
Total long-term debt	4,177.0	5,125.7
Total debt obligations	$4,452.0	$5,345.0
Irrevocable standby letters of credit outstanding	$13.2	$12.9

(1)	As of December 31, 2016, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,436.8 million.
(2)	TPL notes are not guaranteed by us.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2016, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2017	2018	2019	2020	2021	After 2021
	(in millions)

TRP Revolver	$150.0	$—	$—	$—	$150.0	$—	$—
Senior unsecured notes	4,056.8	—	250.5	749.4	—	6.5	3,050.4
Accounts receivable securitization facility	275.0	275.0	—	—	—	—	—
Total	$4,481.8	$275.0	$250.5	$749.4	$150.0	$6.5	$3,050.4

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2016:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	2.4% - 5.3%	2.8%
Accounts receivable securitization facility	1.2% - 1.8%	1.3%

Compliance with Debt Covenants

As of December 31, 2016, we were in compliance with the covenants contained in our various debt agreements.

Debt Obligations

Revolving Credit Facility

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

The TRP Credit Agreement designates TPL and certain of its subsidiaries as Restricted Subsidiaries and provides for certain changes to occur upon the Partnership receiving an investment grade credit rating from Moody’s or S&P, including the release of the security interests in all collateral at the request of the Partnership. As a result of the TRP Credit Agreement, during the fourth quarter of 2016, we recorded a partial write-off of $0.9 million of debt issuance costs associated with the TRP Revolver as a result of a change in syndicate members under the TRP Revolver. The remaining debt issuance costs associated with the TRP Revolver along with debt issuance costs incurred with this amendment will be amortized on a straight-line basis over the life of the TRP Revolver.

In 2015, we used proceeds from borrowings under the TRP Revolver to fund some of the cash components of the APL merger, including $701.4 million for the repayments of the APL Revolver and $28.8 million related to change of control payments.

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

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $275.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 8, 2017. Under the Securitization Facility, Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims. As of December 31, 2016, total funding under the Securitization Facility was $275.0 million.

Senior Unsecured Notes

All issues of unsecured senior notes are pari passu with existing and future senior indebtedness, including indebtedness under the TRP Revolver. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by us and our restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver, which is secured by substantially all of our assets and the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

Our senior unsecured notes and associated indenture agreements restrict our ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Corporation (“S&P’) and no Default or Event of Default (each as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Partnership and its subsidiaries will cease to be subject to such covenants.

We may redeem up to 35% of the aggregate principal amount of the notes in the table below at the redemption dates and prices set forth below (expressed as percentages of principal amounts) plus accrued and unpaid interest and liquidation damages, if any, with the net cash proceeds of one or more equity offerings, provided that: (i) at least 65% of the aggregate principal amount of each of the notes (excluding notes held by us) remains outstanding immediately after the occurrence of such redemption; and (ii) the redemption occurs within 180 days of the date of the closing of such equity offering.

Note Issue	Any Date Prior To	Price
4 ⅛% Notes	November 15, 2017	104.125%
6 ¾% Notes	September 15, 2018	106.750%
5 ⅛% Notes	February 1, 2020	105.125%
5 ⅜% Notes	February 1, 2022	105.375%

We may also redeem all or part of each of the series of notes on or after the redemption dates set forth below at the price for each respective year (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidation damages, if any, on the notes redeemed.

Note	Redemption Date	Year	Price
4 ⅛% Notes	November 15	2016	102.063%
		2017	101.031%
		2018 and thereafter	100%

6 ⅜% Notes	February 1	2017	103.188%
		2018	102.125%
		2019	101.063%
		2020 and thereafter	100%

5 ¼% Notes	November 1	2017	102.625%
		2018	101.750%
		2019	100.875%
		2020 and thereafter	100%

4 ¼% Notes	May 15	2018	102.125%
		2019	101.417%
		2020	100.708%
		2021 and thereafter	100%

6 ¾% Notes	September 15	2019	103.375%
		2020	101.688%
		2021 and thereafter	100%

5 ⅛% Notes	February 1	2020	103.844%
		2021	102.563%
		2022	101.281%
		2023 and thereafter	100%

5 ⅜% Notes	February 1	2022	102.688%
		2023	101.792%
		2024	100.896%
		2025 and thereafter	100%

TPL 4 ¾% Notes	May 15	2017	102.375%
		2018	101.188%
		2019 and thereafter	100%

TPL 5 ⅞% Notes	February 1	2018	102.938%
		2019	101.958%
		2020	100.979%
		2021 and thereafter	100%

Senior Notes Issuances

In October 2014, the Partnership and Targa Resources Partners Finance Corporation (collectively, the “Partnership Issuers”) issued $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In January 2015, the Partnership Issuers issued $1.1 billion in aggregate principal amount of 5% Senior Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,089.8 million of net proceeds after costs, which were used with borrowings under the TRP Revolver to fund the TPL Notes Tender Offers and the Change of Control Offer (each as defined below). The 5% Notes are unsecured senior obligations that have substantially the same terms and covenants as our other senior notes.

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

In October 2016, the Partnership Issuers issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027 (collectively, the “2016 Senior Notes”), yielding net proceeds after costs of approximately $496.2 million and $496.2 million respectively. The 2016 Senior Notes have substantially similar terms and covenants as our other series of Senior Notes. The net proceeds from the offering of the 2016 Senior Notes (the “October 2016 Offering”), along with borrowings under the TRP Revolver were used to fund concurrent tender offers for certain other series of senior notes. See “Debt Repurchases and Extinguishments” for further details of the concurrent tender offers.

Shelf Registrations

April 2013 Shelf

In April 2013, we filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provided us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The April 2013 Shelf expired in April 2016. There was no activity under the April 2013 Shelf during the years ended December 31, 2016, 2015 and 2014.

July 2013 Shelf

In July 2013, we filed with the SEC a universal shelf registration statement that allowed us to issue up to an aggregate of $800.0 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expired in August 2016.

April 2015 Shelf

In April 2015, we filed with the SEC a universal shelf registration statement that allows us to issue up to an aggregate of $1.0 billion of debt or equity securities (the “April 2015 Shelf”). The April 2015 Shelf expires in April 2018.

Debt Repurchases & Extinguishments

In November 2014, we redeemed the outstanding 7⅞% Notes at a price of 103.938% plus accrued interest through the redemption date. The redemption resulted in a $12.4 million loss on redemption for the year ended December 31, 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issuance costs.

In December 2015, we repurchased on the open market a portion of our outstanding Senior Notes as follows:

Debt Repurchased	Book Value	Payment	Gain/(Loss)	Write-off of Debt Issuance Costs	Net Gain/(Loss)
5¼% Senior Notes	$16.3	$(13.0)	$3.3	$(0.1)	$3.2
4¼% Senior Notes	1.5	(1.2)	0.3	—	0.3
6⅝% Senior Notes	0.1	(0.1)	—	—	—
	$17.9	$(14.3)	$3.6	$(0.1)	$3.5

The December 2015 Senior Note repurchases resulted in a $3.6 million gain on debt repurchases and a write-off of $0.1 million in related debt issuance costs.

During the year ended December 31, 2016, we repurchased on the open market a portion of our outstanding senior notes as follows:

Debt Repurchased	Book Value	Payment	Gain/(Loss)	Write-off of Debt Issuance Costs	Net Gain/(Loss)
5¼% Senior Notes	$24.1	$(20.1)	$4.0	$(0.2)	$3.8
4¼% Senior Notes	39.5	(31.8)	7.7	(0.3)	7.4
6⅞% Senior Notes	4.8	(4.3)	0.5	(0.1)	0.4
6⅝% Senior Notes	32.6	(29.5)	3.1	—	3.1
6⅜% Senior Notes	21.3	(18.7)	2.6	(0.2)	2.4
6¾% Senior Notes	19.9	(17.5)	2.4	(0.2)	2.2
5% Senior Notes	366.4	(368.2)	(1.8)	(2.1)	(3.9)
4⅛% Senior Notes	50.6	(44.2)	6.4	(0.4)	6.0
	$559.2	$(534.3)	$24.9	$(3.5)	$21.4

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Notes Tender Offers

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

The results of the Tender Offers, which closed in October 2016, were:

Debt Tendered	Outstanding Note Balance Prior to Tender Offers	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer Payments	Note Balance After Tender Offers
5% Senior Notes	$733.6	$483.1	$16.9	$5.4	$505.4	$250.5
6⅝% Senior Notes	309.9	281.7	10.5	0.3	292.5	28.2
6⅞% Senior Notes	478.6	373.5	14.4	4.6	392.5	105.1
Total	$1,522.1	$1,138.3	$41.8	$10.3	$1,190.4	$383.8

As a result of the Tender Offers, we recorded during the fourth quarter of 2016 a loss due to debt extinguishment of approximately $59.2 million comprised of the $41.8 million premium paid, the write-off of $5.8 million of debt issuance costs, $15.1 million of debt discounts less $3.5 million of debt premiums.

Note Redemptions

Subsequent to the closing of the Tender Offers in October 2016, we issued notices of full redemption (the “Note Redemptions”) to the trustees and noteholders of the 6⅝% Notes and the 6⅞% Notes for the note balances remaining after the Tender Offers. In addition, we issued notice of full redemption to the trustees of the 6⅝% Senior Notes of Targa Pipeline Partners LP due October 2020 (the “6⅝% TPL Notes”). The redemption price for the 6⅝% Notes and the 6⅝% TPL Notes was 103.313% of the principal amount, while the redemption price for the 6⅞% Notes was 103.438% of the principal amount. The aggregate principal amount outstanding of all three series of notes totaling $146.2 million was redeemed on November 15, 2016 for a total redemption payment of $151.1 million, excluding accrued interest. As a result of the Note Redemptions, we recorded during the fourth quarter of 2016 a loss due to debt extinguishment of approximately $9.7 million comprised of the $4.9 million premium paid, the write-off of $1.1 million of debt issuance costs, $4.2 million of debt discounts less $0.5 million of debt premiums.

TPL Senior Notes Tender Offers

In January 2015, we commenced cash tender offers for any and all of the outstanding fixed rate senior secured notes to be acquired in the APL merger (the “TPL Notes Tender Offers”), which totaled $1.55 billion.

The results of the TPL Notes Tender Offers were:

Debt Tendered	Outstanding Note Balance Prior to Tender Offers	Amount Tendered	Premium Paid	Accrued Interest Paid	Total Tender Offer Payments	% Tendered	Note Balance After Tender Offers
6⅝% Senior Notes	$500.0	$140.1	$2.1	$3.7	$145.9	28.02%	$359.9
4¾% Senior Notes	400.0	393.5	5.9	5.3	404.7	98.38%	6.5
5⅞% Senior Notes	650.0	601.9	8.7	2.6	613.2	92.60%	48.1
Total	$1,550.0	$1,135.5	$16.7	$11.6	$1,163.8		$414.5

In connection with the TPL Notes Tender Offers, on February 27, 2015, the supplemental indentures governing the 4 3⁄4% Senior Notes due 2021 (the “2021 TPL Notes”) and the 5 7⁄8% Senior Notes due 2023 (the “2023 TPL Notes”) of TPL and Targa Pipeline Finance Corporation (formerly known as Atlas Pipeline Finance Corporation) (together, the “APL Issuers”), became operative. These supplemental indentures eliminated substantially all of the restrictive covenants and certain events of default applicable to the 2021 TPL Notes and the 2023 TPL Notes that were not accepted for payment.

Not having achieved the minimum tender condition on the 6 5⁄8% Senior Notes due 2020 of the APL Issuers (the “2020 TPL Notes”), we made a change of control offer, referred to as the Change of Control Offer, for any and all of the 2020 TPL Notes in advance of, and conditioned upon, the consummation of the APL merger. In March 2015, holders representing $4.8 million of the outstanding 2020 TPL Notes tendered their notes requiring a payment of $5.0 million, which included the change of control premium and accrued interest.

Payments made under the TPL Notes Tender Offers and Change of Control Offer totaling $1,168.8 million are presented as financing activities in the Consolidated Statements of Cash Flows.

Exchange Offer and Consent Solicitation

On April 13, 2015, the Partnership Issuers commenced an offer to exchange (the “Exchange Offer”) any and all of the outstanding 2020 TPL Notes, for an equal amount of new unsecured 6 5⁄8% Senior Notes due 2020 issued by the Partnership Issuers (the “6 5⁄8% Notes” or the “TRP 6 5⁄8% Notes”). On April 27, 2015, we had received tenders and consents from holders of approximately 96.3% of the total outstanding 2020 TPL Notes. As a result, the minimum tender condition to the Exchange Offer and related consent solicitation was satisfied, and the APL Issuers entered into a supplemental indenture which eliminated substantially all of the restrictive covenants and certain events of default applicable to the 2020 TPL Notes.

In May 2015, upon the closing of the Exchange Offer, the Partnership Issuers issued $342.1 million aggregate principal amount of the TRP 6 5⁄8% Notes to holders of the 2020 TPL Notes which were validly tendered for exchange. The related $5.6 million premium, resulting from acquisition date fair value accounting, will be amortized as an adjustment to interest expense over the remaining term of the TRP 6 5⁄8% Notes. We recognized $0.7 million of costs associated with the Exchange Offer, included as a loss from financing activities on the Consolidated Statements of Operations.

Debt Repurchases Summary

The following table summarizes the debt repurchases and extinguishments that are included in our Consolidated Statements of Operations:

	2016	2015	2014
Premium over face value paid upon redemption:
5% Senior Notes	$16.9	$—	$—
6⅝% Senior Notes	11.5	—	—
6⅞% Senior Notes	18.0	—	—
6⅝% TPL Notes	0.4	—	—
7⅞% Senior Notes	—	—	9.9
Recognition of unamortized discount:
6⅞% Senior Notes	19.5	—	—
Recognition of unamortized premium:
6⅝% Senior Notes	(4.3)	—	—
6⅝% TPL Notes	(0.2)	—	—
Loss (gain) on repurchase of debt:
5% Senior Notes	1.8	—	—
4⅛% Senior Notes	(6.4)	—	—
6⅝% Senior Notes	(2.8)	—	—
6⅞% Senior Notes	(0.8)	—	—
6⅜% Senior Notes	(2.6)	—	—
5¼% Senior Notes	(4.0)	(3.3)	—
4¼% Senior Notes	(7.7)	(0.3)	—
6¾% Senior Notes	(2.4)	—	—
Loss from financing with Exchange Offer:
6⅝% Senior Notes	—	0.7	—
Write-off of debt issuance costs:
TRP Revolver	0.9	—	—
5% Senior Notes	4.2	—	—
4⅛% Senior Notes	0.4	—	—
6⅞% Senior Notes	4.9	—	—
6⅜% Senior Notes	0.2	—	—
5¼% Senior Notes	0.2	0.1	—
4¼% Senior Notes	0.3	—	—
6¾% Senior Notes	0.2	—	—
7⅞% Senior Notes	—	—	2.5
Loss (gain) from financing activities	$48.2	$(2.8)	$12.4

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2016	December 31, 2015
Asset retirement obligations	$64.1	$69.9
Mandatorily redeemable preferred interests	68.5	82.9
Deferred revenue	69.8	27.7
Other liabilities	2.9	4.4
Total long-term liabilities	$205.3	$184.9

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

	2016	2015
Beginning of period	$69.9	$56.8
Fair value of ARO acquired with APL merger	—	4.0
Change in cash flow estimate	(9.1)	3.8
Accretion expense	4.6	5.3
Retirement of ARO	(1.3)	—
End of period	$64.1	$69.9

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

The joint ventures, collectively, hold $1.9 billion face value in notes receivable from our partner, which are due July 2042. The interest rate payable under the notes receivable is a variable LIBOR-based rate. For the periods ending on December 31, 2016, and December 31, 2015, interest earned on the notes receivable of $10.5 million, and $8.9 million, exclusive of the priority return payable to our partner, is reflected within Interest expense, net on our Consolidated Statements of Operations. We have accounted for the notes receivable at fair value. Upon redemption: (i) the distributable value of our partner’s interest in each joint venture is required to be adjusted by mutual agreement or under a valuation procedure outlined in each joint venture agreement based, among other things, on changes in the market value of the joint venture’s assets allocable to our partner (including the value of the notes receivable); and (ii) the parties are obligated to set off the value of the notes receivable from our partner against the value of our partner’s interest in the applicable joint venture. For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of December 31, 2016. The aggregate fair values of the notes receivable and the estimated redemption values of our partner’s interest in the joint ventures as of the reporting date are presented on the Consolidated Balance Sheets on a net basis.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

	2016	2015
Beginning of period	$82.9	$—
Acquired mandatorily redeemable preferred interests	—	109.3
Income attributable to mandatorily redeemable preferred interests	0.8	2.8
Change in estimated redemption value included in interest expense	(15.2)	(30.6)
Other activity, net	—	1.4
End of period	$68.5	$82.9

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd. (“Noble”) entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we will build and operate a 35,000 barrel per day crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 barrels of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. Subsequent annual payments of $43 million (subject to an annual inflation factor) will be received through 2022. The deferred revenue will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025.

Deferred revenue also includes consideration received in a 2015 amendment to a gas gathering and processing agreement. We measured the estimated fair value of the assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement.  The consideration paid for the contract amendment will require future performance by Targa which has resulted in the deferred revenue. The deferred revenue related to this amendment is being recognized on a straight-line basis through the end of the agreement’s term in 2030.

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities will be recognized over the periods that future performance will be provided, which extend through 2023.

For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $3.1 million, $2.7 million and $0.1 million of revenue for these transactions.

The following table shows the components of deferred revenue:

	December 31, 2016	December 31, 2015
Splitter agreement	$43.0	$—
Gas contract amendment	19.7	21.1
Other deferred revenue	7.1	6.6
Total deferred revenue	$69.8	$27.7

The following table shows the changes in deferred revenue:

	2016	2015
Beginning of period	$27.7	$4.1
Additions	45.2	26.3
Revenue recognized	(3.1)	(2.7)
End of period	$69.8	$27.7

Note 12 — Partnership Units and Related Matters

Common Units Equity Offerings

In May 2014, we entered into an equity distribution agreement (“EDA”) under our July 2013 Shelf (the “May 2014 EDA”),  pursuant to which we may sell through our sales agents, at our option, up to an aggregate of $400 million of our common units.

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

As part of the Atlas merger in February 2015, we issued 58,614,157 common units to former APL unitholders as consideration for the APL merger, of which 3,363,935 common units represented ATLS’s common unit ownership in APL and were issued to Targa. Targa contributed $52.4 million to us to maintain its 2% general partner interest.

In May 2015, we entered into the May 2015 EDA under the April 2015 Shelf pursuant to which we may sell through our sales agents, at our option, up to an aggregate of $1.0 billion of our common units. As of December 31, 2015, we issued 7,377,380 common units under our EDAs, receiving net proceeds of $316.1 million. As of December 31, 2015, approximately $4.2 million of capacity and $835.6 million of capacity remained under the May 2014 and May 2015 EDAs. Targa contributed $6.5 million to us to maintain its 2% general partner interest.

Since January 2016, no units have been issued from any of the EDAs.

TRC/TRP Merger

On February 17, 2016, TRC completed the TRC/TRP Merger, indirectly acquiring all of the outstanding common units not already owned by TRC and its subsidiaries. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

At the effective time of the TRC/TRP Merger, each outstanding TRP common unit not owned by TRC or its subsidiaries was converted into the right to receive 0.62 shares of TRC shares. TRC issued 104,525,775 shares of its common stock to third-party unitholders of our common units in exchange for all of our 168,590,009 outstanding common units that TRC previously did not own. No fractional TRC shares were issued in the TRC/TRP Merger, and TRP common unitholders, instead received cash in lieu of fractional TRC shares.

Pursuant to the TRC/TRP Merger Agreement, our common units were delisted from the NYSE and deregistered under the Exchange Act and our common units are no longer publicly traded. Our 5,000,000 Preferred Units remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE.

Distributions

As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. We have discretion under the Third A&R Partnership Agreement, as to whether to distribute all available cash for any period.

The following details the distributions declared or paid by the Partnership during 2016, 2015 and 2014:

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.
2016
December 31, 2016	February 10, 2017	$198.1	$195.3
September 30, 2016	November 11, 2016	194.7	191.9
June 30, 2016	August 11, 2016	181.7	178.9
March 31, 2016	May 12, 2016	157.6	154.8
2015
December 31, 2015	February 9, 2016	$200.4	$61.4
September 30, 2015	November 13, 2015	200.4	61.4
June 30, 2015	August 14, 2015	200.4	61.4
March 31, 2015	May 15, 2015	193.9	59.0

2014
December 31, 2014	February 13, 2015	$137.4	$51.6
September 30, 2014	November 14, 2014	130.9	48.9
June 30, 2014	August 14, 2014	125.7	46.3
March 31, 2014	May 15, 2014	121.3	44.0

Pursuant to the IDR Giveback Amendment in conjunction with the Atlas mergers, IDRs of $9.375 million were reallocated to common unitholders for each of the four quarters of 2015. The IDR Giveback Amendment covered sixteen quarterly distribution declarations following the completion of the Atlas mergers on February 27, 2015. The IDR Giveback resulted in reallocation of IDR payments to common unitholders of $6.25 million for each of the first three quarters of 2016.

On October 19, 2016, we executed the Third A&R Partnership Agreement, which became effective on December 1, 2016. The Third A&R Partnership Agreement amendments include among other things (i) eliminating the IDRs held by the general partner, and related distribution and allocation provisions, (ii) eliminating the Special GP Interest (as defined in the Third A&R Partnership Agreement) held by the general partner, (iii) providing the ability to declare monthly distributions in addition to quarterly distributions, (iv)

modifying certain provisions relating to distributions from available cash, (v) eliminating the Class B Unit provisions and (vi) changes to the Third A&R Partnership Agreement to reflect the passage of time and to remove provisions that are no longer applicable.

As a result of the Third A&R Partnership Agreement, the reallocations of IDRs under the IDR Giveback Amendment ceased in the fourth quarter of 2016.

On December 1, 2016, we issued to the General Partner (i) 20,380,286 common units and 424,590 General Partner units in exchange for the elimination of the IDRs and (ii) 11,267,485 common units and 234,739 General Partner units in exchange for the elimination of the Special GP Interest in connection with the Third A&R Partnership Agreement.

Contributions

During 2016, Targa made total capital contributions to us of $1,381.0 million. 58,621,036 common units and 1,196,346 general partner units were issued for Targa’s contributions of $1,191.0 million. Subsequent to the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions but all capital contributions will continue to be allocated 98% to the limited partner and 2% to the general partner. In December 2016, Targa made a $190.0 million capital contribution to us which was allocated accordingly.

Preferred Units

In October 2015, under the April 2013 Shelf, we completed an offering of 4,400,000 Preferred Units at a price of $25.00 per unit. Pursuant to the exercise of the underwriters’ overallotment option, we sold an additional 600,000 Preferred Units at a price of $25.00 per unit. We received net proceeds after costs of approximately $121.1 million. We used the net proceeds from this offering to reduce borrowings under our senior secured credit facility and for general partnership purposes. The Preferred Units are listed on the NYSE under the symbol “NGLS PRA.”

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

The Preferred Units, with respect to anticipated monthly distributions, rank:

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

•

junior to all of our existing and future indebtedness (including (i) indebtedness outstanding under the TRP Revolver, (ii) our senior notes and (iii) indebtedness outstanding under the Securitization Facility and other liabilities with respect to assets available to satisfy claims against us; and

•

junior to each other class or series of Partnership interests or other equity securities established after the original issue date of the Preferred Units that is expressly made senior to the Preferred Units as to the payment of distributions.

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

As of December 31, 2016, we have 5,000,000 Preferred Units outstanding. We paid $11.3 million and $1.5 million of distributions to the holders of preferred units (“Preferred Unitholders”) during 2016 and 2015. The Preferred Units are reported as noncontrolling interests in our financial statements.

In January and February 2017, the board of directors of our general partner declared a cash distribution of $0.9 million each month for $0.1875 per Preferred Unit. The distributions declared in January were paid on February 15, 2017 and the distributions declared in February will be paid on March 15, 2017.

Note 13 — Derivative Instruments and Hedging Activities

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

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $26.6 million for the year ended December 31, 2016, and $67.9 million for the year ended December 31, 2015, related to these novated contracts. These settlements were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, we recorded ineffectiveness losses of $0.9 million for the year ended December 31, 2015, related to otherwise qualifying APL derivatives, which are primarily natural gas swaps. There were no ineffectiveness losses on these derivatives for the year ended December 31, 2016.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

At December 31, 2016, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	133,448	84,800	45,683
Natural Gas	Basis Swaps	MMBtu/d	72,219	-	-
Natural Gas	Options	MMBtu/d	22,900	9,486	-
NGL	Swaps	Bbl/d	9,635	4,688	3,369
NGL	Futures	Bbl/d	6,118	959	-
NGL	Options	Bbl/d	1,468	1,676	-
Condensate	Swaps	Bbl/d	2,270	1,770	643
Condensate	Options	Bbl/d	1,380	691	590

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

		Fair Value as of December 31, 2016		Fair Value as of December 31, 2015
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$16.7	$48.6	$92.1	$2.1
	Long-term	5.1	26.1	34.9	2.4
Total derivatives designated as hedging instruments		$21.8	$74.7	$127.0	$4.5
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.1	$0.5	$0.1	$3.1
Total derivatives not designated as hedging instruments		$0.1	$0.5	$0.1	$3.1
Total current position		$16.8	$49.1	$92.2	$5.2
Total long-term position		5.1	26.1	34.9	2.4
Total derivatives		$21.9	$75.2	$127.1	$7.6

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
December 31, 2016	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$16.8	$(46.1)	$7.0	$5.7	$(28.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.0)	-	-	(3.0)
	16.8	(49.1)	7.0	5.7	(31.0)
Long Term Position
Counterparties with offsetting positions or collateral	5.1	(18.7)	-	-	(13.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.4)	-	-	(7.4)
	5.1	(26.1)		-	(21.0)
Total Derivatives
Counterparties with offsetting positions or collateral	21.9	(64.8)	7.0	5.7	(41.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(10.4)	-	-	(10.4)
	$21.9	$(75.2)	$7.0	$5.7	$(52.0)

	Gross Presentation			Pro forma net presentation
December 31, 2015	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$86.9	$(5.2)	$-	$81.7	$-
Counterparties without offsetting positions - assets	5.3	-	-	5.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	92.2	(5.2)	-	87.0	-
Long Term Position
Counterparties with offsetting positions or collateral	34.2	(2.4)	-	31.8	-
Counterparties without offsetting positions - assets	0.7	-	-	0.7	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	34.9	(2.4)		32.5	-
Total Derivatives
Counterparties with offsetting positions or collateral	121.1	(7.6)	-	113.5	-
Counterparties without offsetting positions - assets	6.0	-	-	6.0	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$127.1	$(7.6)	$-	$119.5	$-

Our payment obligations in connection with a majority of these hedging transactions are secured by a first priority lien in the collateral securing the TRP Revolver that ranks equal in right of payment with liens granted in favor of our senior secured lenders. Some of our hedges are futures contracts executed through a broker that clears the hedges through an exchange. We maintain a margin deposit with the broker in an amount sufficient enough to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within other current assets on our Consolidated Balance Sheets and is not offset against the fair values of our derivative instruments.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $53.3 million as of December 31, 2016. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2016	2015	2014
Commodity contracts	$(103.6)	$112.7	$59.7

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2016	2015	2014
Interest expense, net	$—	$—	$(2.4)
Revenues	45.0	86.3	(4.2)
	$45.0	$86.3	$(6.6)

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

Derivatives Not Designated	Location of Gain Recognized in	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	Income on Derivatives	2016	2015	2014
Commodity contracts	Revenue	$0.9	$(5.7)	$(5.5)

Based on valuations as of December 31, 2016, we expect to reclassify commodity hedge related deferred losses of $60.7 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2019, with $39.7 million to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at December 31, 2016, a net liability position of $53.3 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $107.4 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $14.9 million, ignoring an adjustment for counterparty credit risk.

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

We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value. See Note 4 – Business Acquisitions.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$21.0	$21.0	$—	$19.6	$1.4
Liabilities from commodity derivative contracts (1)	74.2	74.2	—	69.3	4.9
TPL contingent consideration (2)	2.6	2.6	—	—	2.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	68.0	68.0	—	—	—
TRP Revolver	150.0	150.0	—	150.0	—
Senior unsecured notes	4,057.3	4,101.6	—	4,101.6	—
Accounts receivable securitization facility	275.0	275.0	—	275.0	—

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$127.1	$127.1	$—	$123.1	$4.0
Liabilities from commodity derivative contracts (1)	7.6	7.6	—	7.3	0.3
TPL contingent consideration (2)	3.0	3.0	—	—	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	135.4	135.4	—	—	—
TRP Revolver	280.0	280.0	—	280.0	—
Senior unsecured notes	4,884.0	4,192.0	—	4,192.0	—
Accounts receivable securitization facility	219.3	219.3	—	219.3	—

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

As of December 31, 2016, we had 17 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2015	$3.7	$(3.0)
Change in fair value of TPL contingent consideration	-	0.4
New Level 3 instruments	0.9	-
Settlements included in Revenue	0.2	-
Unrealized gain/(loss) included in OCI	(8.4)	-
Balance, December 31, 2016	$(3.6)	$(2.6)

For the year ended December 31, 2016, we had no transfers of financial instruments out of Level 3 and into Level 2. Historically, transfers relate to long-term over-the-counter swaps for natural gas and NGL products for which observable market prices became available for substantially their full term.

Note 15 — Related Party Transactions - Targa

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Year Ended December 31,
	2016	2015	2014
Targa billings of payroll and related costs included in operating expense	$171.8	$153.8	$124.9
Targa allocation of general and administrative expense	159.9	136.2	129.4
Cash distributions to Targa based on IDR, GP and common unit ownership	587.0	233.4	180.7
Cash contributions from Targa related to limited partner ownership (1)	1,353.4	—	—
Cash contributions from Targa to maintain its 2% general partner ownership	27.6	60.1	7.7
(1)

Of the cash contributions from Targa related to limited partner ownership, $1,167.2 million was contributed for the issuance of common units and $186.2 million was contributed after the Third A&R Partnership Agreement.

Transactions with Unconsolidated Affiliates

For the years ended December 31, 2016, 2015 and 2014, transactions with GCF included in revenues were $0.4 million, $0.5 million and $0.8 million. For the same periods, transactions with GCF included in costs and expenses were $3.2 million, $5.8 million and $7.6 million. The Partnership is subject to paying a deficiency fee in instances where the Partnership does not deliver its minimum volume requirements as outlined in the Partnership and fractionation agreements with GCF.

We engage in the purchase and sale of residue gas and condensate with the T2 Joint Ventures. Revenue attributable to sales to T2 Eagle Ford and T2 Cogen were $4.6 million and $0.6 million for the year ended December 31, 2016 and $4.4 million and $1.4 million for the year ended December 31, 2015. Cost of sales attributable to T2 Eagle Ford were $2.6 million and $4.0 million for the years ended December 31, 2016 and 2015. Capacity lease fees paid to T2 Eagle Ford and T2 LaSalle and included in operating expenses were $3.2 million and $0.8 million for the year ended December 31, 2016 and $3.0 million and $1.3 million for the year ended December 31, 2015. These fees are billed to us based on our portion of the cost to operate each respective joint venture. As a result of this activity, we had a receivable balance with T2 Eagle Ford of $0.2 million and $0.4 million at December 31, 2016 and 2015 as well as a receivable balance with T2 Cogen of $0.1 million at December 31, 2015.

Note 16 — Commitments (Leases)

Future lease obligations are presented below in aggregate and for each of the next five fiscal years:

	In Aggregate	2017	2018	2019	2020	2021
Operating leases (1)	$35.6	$14.6	$10.1	$5.2	$3.6	$2.1
Land site lease and right-of-way (2)	14.2	3.2	2.8	2.8	2.7	2.7
	$49.8	$17.8	$12.9	$8.0	$6.3	$4.8

(1)	Includes minimum payments on lease obligations for office space, railcars and tractors.

(2)

Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above lease obligations, including short-term leases of compressors and equipment, were:

	2016	2015	2014
Operating leases (1)	$45.1	$42.4	$24.4
Land site lease and right-of-way	4.4	4.2	4.1
	$49.5	$46.6	$28.5
(1)	Includes short-term leases for items such as compressors and equipment.

Note 17 – Contingencies

Legal Proceedings

Litigation related to TRC/TRP Merger

On December 16, 2015, two purported unitholders of TRP (the “State Court Plaintiffs”) filed a putative class action and derivative lawsuit challenging the TRC/TRP Merger against TRC, TRP (as a nominal defendant), TRP GP, the members of the board of TRP GP (the “TRP GP Board”) and Merger Sub (collectively, the “State Court Defendants”). This lawsuit was styled Leslie Blumberg et al. v. TRC Resources Corp., et al., Cause No. 2015-75481, in the 234th Judicial District Court of Harris County, Texas (the “State Court Lawsuit”). The State Court Plaintiffs amended the State Court Lawsuit on July 26, 2016.

The State Court Plaintiffs alleged several causes of action challenging the TRC/TRP Merger. Generally, the State Court Plaintiffs alleged that (i) the members of the TRP GP Board breached express and/or implied duties under the Partnership Agreement and (ii) TRC, TRP GP, and Merger Sub aided and abetted in these alleged breaches of duties. The State Court Plaintiffs further alleged, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair, (e) the TRP GP Board had conflicts of interest due to TRC’s control of TRP GP, (f) the TRP GP Conflicts Committee’s financial advisor was conflicted and conducted flawed analyses, and (g) the joint proxy statement/prospectus filed in connection with the TRC/TRP Merger (the “Proxy”) failed to disclose allegedly material information concerning, among other things, (i) the TRC and TRP projections included in the Proxy, and (ii) the analyses conducted by the TRP GP Conflicts Committee’s financial advisor in connection with the TRC/TRP Merger.

Based on these allegations, the State Court Plaintiffs sought damages and attorneys’ fees.  On February 26 and 29, 2016, the State Court Defendants filed general denials and asserted affirmative defenses. On August 26, 2016, the State Court Defendants filed Special Exceptions and a Motion for Summary Judgment.  On December 5, 2016, the Court granted Defendants’ Motion for Summary Judgment and dismissed the State Court Lawsuit in its entirety with prejudice.

Environmental Proceedings

On June 18, 2015, the New Mexico Environment Department’s Air Quality Bureau issued a Notice of Violation to Targa Midstream Services LLC for alleged violations of air emissions regulations related to emissions events that occurred at the Monument Gas Plant between June 2014 and December 2014.  The Monument Gas Plant is owned by Versado Gas Processors, L.L.C., which was a joint venture in which we owned a 63% interest until October 31, 2016, when we acquired the remaining 37% membership interest from Chevron U.S.A Inc. The Partnership has been in discussions with the New Mexico Environment Department to resolve the alleged violations. The New Mexico Environment Department has offered to settle the matter for $29,223.

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 18 — Significant Risks and Uncertainties

Nature of Our Operations in Midstream Energy Industry

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

Our principal market risks are exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, and changes in interest rates.

Commodity Price Risk

A significant portion of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGLs or equity volumes as payment for services. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. In response to these price risks, we monitor NGL inventory levels in order to mitigate losses related to downward price exposure.

In an effort to reduce the variability of our cash flows, we have entered into derivative financial instruments to hedge the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes and future commodity purchases and sales through 2019. Historically, these transactions have included both swaps and purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We hedge a higher percentage of our expected equity volumes in the earlier future periods. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity of natural gas or NGLs and pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. Our commodity hedges may expose us to the risk of financial loss in certain circumstances.

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

We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, which reduced our maximum loss due to counterparty credit risk by $21.9 million as of December 31, 2016. The range of losses attributable to our individual counterparties would be between $1.3 million and $3.8 million, depending on the counterparty in default.

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

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our allowance for doubtful accounts was $0.9 million as of December 31, 2016 and $0.1 million as of December 31, 2015.

Significant Commercial Relationship

During the years ended December 31, 2016, 2015 and 2014, we did not have any commercial relationships that exceeded 10% of consolidated revenues.

During the year ended December 31, 2016, ONEOK Hydrocarbon L.P. and DCP NGL Services LLC each accounted for 11% of our consolidated product purchases. During the year ended December 31, 2015, ONEOK Hydrocarbon L.P. accounted for 12% of our consolidated product purchases. During the year ended December 31, 2014, we did not have any suppliers that exceeded 10% of our consolidated product purchases.

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our variable rate borrowings under the TRP Revolver and Securitization Facility.

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

Note 19 — Other Operating (Income) Expense

Other Operating (Income) Expense is comprised of the following:

	2016	2015	2014
(Gain) loss on sale or disposal of assets	$6.1	$(8.0)	$(4.8)
Casualty (gain) loss	-	(0.2)	0.1
Miscellaneous business tax	0.5	0.5	0.4
Other	-	0.6	1.3
	$6.6	$(7.1)	$(3.0)

Note 20 – Income Tax

	2016	2015	2014
Current expense	$-	$0.8	$3.2
Deferred expense (benefit)	(0.3)	(0.2)	1.6
Total income tax expense (benefit)	$(0.3)	$0.6	$4.8

Prior to the TRC/TRP Merger, the Partnership was subject to the Texas margin tax, consisting generally of a 0.75% tax on the amounts by which total revenues exceed cost of goods sold, as apportioned to Texas. After the TRC/TRP Merger, TRC is the reporting company for the combined group.  The Partnership still has audit responsibility for the pre-Merger years. As part of the APL merger in 2015, we acquired TPL Arkoma, Inc., a corporate subsidiary subject to federal and state income tax. Our corporate subsidiary accounts for income taxes under the asset and liability method and provides deferred income taxes for all significant temporary differences.

Our deferred income tax assets and liabilities at December 31, 2016 and 2015, consisted of differences related to the timing of recognition of certain types of costs as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$19.8	$19.8
Deferred tax liabilities:
Property, plant, and equipment	(46.7)	(47.0)
Net deferred tax asset (liability)	$(26.9)	$(27.2)

As of December 31, 2016, TPL Arkoma, Inc. had net operating loss carry forwards for federal income tax purposes of approximately $51.3 million, which expire at various dates from 2029 to 2036. Management believes it more likely than not that the deferred tax asset will be fully utilized.

Note 21 — Supplemental Cash Flow Information

	2016	2015	2014
Cash:
Interest paid, net of capitalized interest (1)	$263.8	$193.1	$131.0
Income taxes paid, net of refunds	1.3	3.4	2.7
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$17.4	$1.2	$14.8
Impact of capital expenditure accruals on property, plant and equipment	27.6	43.8	19.0
Transfers from materials and supplies inventory to property, plant and equipment	2.4	3.7	4.6
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	(9.1)	3.8	2.1
Deferred revenue related to property, plant and equipment received under contract amendment	—	22.6	—
Non-cash financing activities:
Debt additions and retirements related to exchange of TRP 6⅝% Notes for 6⅝% TPL Notes	$—	$342.1	$—
Cancellation of treasury units	10.4	—
Accrued distributions on unvested equity awards under share compensation arrangements	0.2	1.6	1.4
Receivables from equity issuances	—	—	1.0
Change of accrued distributions of preferred units	—	0.9	—
Exchange of IDRs and Special GP interest for units	903.6	—	—
Non-cash balance sheet movements related to the purchase of noncontrolling interests in subsidiary (see Note 4 - Business Acquisitions):
Common limited partner units	63.7	—	—
General partner units	1.3	—	—
Noncontrolling interests	(65.0)	—	—
Non-cash balance sheet movements related to the Atlas Merger (See Note 4 - Business Acquisitions):
Non-cash merger consideration - common units and replacement equity awards	$—	$2,583.5	$—
Special GP Interest	—	1,612.4	—
Current liabilities retained by Targa	—	(0.4)	—
Net non-cash balance sheet movements excluded from consolidated statements of cash flows	—	4,195.5	—
Net cash merger consideration included in investing activities	—	828.7
Total fair value of consideration transferred	$—	$5,024.2	$—

_____________

(1)	Interest capitalized on major projects was $8.3 million, $13.2 million and $16.1 million for 2016, 2015 and 2014.

Note 22 — Compensation Plans

TRC Equity Compensation Plan

In 2007, both we and Targa adopted Long-Term Incentive Plans (each, an “LTIP”) for employees, consultants, directors and non-employee directors of us and our affiliates who perform services for Targa or its affiliates. The awards under this plan included performance units, phantom units and director grants. Our LTIP (“TRP LTIP”) provided for, among other things, the grant of both cash-settled and equity-settled performance units. In connection with the TRC/TRP Merger, as of February 17, 2016, Targa assumed, adopted, and amended the TRP LTIP, and changed the name of the plan to the Targa Resources Corp. Equity Compensation Plan (as assumed, adopted and amended, the “TRC Equity Compensation Plan” or the “Plan”), and Targa assumed all our obligations associated with the Plan existing prior to the assumption and adoption by us.  The TRC Equity Compensation Plan allows for the grant of options, performance shares, restricted stocks, replacement stocks and other stock-based awards. The termination date for this plan was February 7, 2017.

Performance Units

The performance units granted under the TRP LTIP were linked to the performance of our common units. Performance unit awards granted under either LTIP may also include distribution equivalent rights (“DERs”). The TRP LTIP was administered by the board of directors of the general part of TRP. Total units authorized under the TRP LTIP were 1,680,000.

Each performance unit entitled the grantee to the value of our common unit on the vesting date multiplied by a stipulated vesting percentage determined from our ranking in a defined peer group. The performance period for most awards was three years, except for certain awards granted in December 2013, which provided for two, three or four-year vesting periods. The grantee received the vested unit value in cash or common units depending on the terms of the grant. The grantee may also be entitled to the value of any DERs based on the notional distributions accumulated during the vesting period times the vesting percentage. DERs were paid for both cash-settled and equity-settled performance units.

Compensation cost for equity-settled performance units was recognized as an expense over the performance period based on fair value at the grant date. Fair value was calculated using a simulated unit price that incorporates peer ranking. DERs associated with equity-settled performance units were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption to estimate accruals throughout the vesting period. The weighted average grant date fair value of TRP LTIP performance units granted in 2015 and 2014, were $34.48 and $57.19.

Phantom Units

In 2015, we granted phantom units under the LTIP to various employees of Targa. These phantom units were denominated with respect to our common units, but not otherwise linked to the performance of our common units. Their vesting periods vary from one year to five years. The DERs of the phantom units were accumulated to be paid in cash at vesting date. In 2015, the Partnership issued 25,162 phantom units with a weighted average grant date fair value of $36.87.

Replacement Phantom Units

In connection with the APL merger in 2015, we awarded replacement phantom units in accordance with and as required by the Atlas Merger Agreements to those APL employees who became Targa employees upon close of the acquisition. The vesting dates and terms remained unchanged from the existing APL awards, and will vest either 25% per year over the original four-year term or 33% per year over the original three-year term. The DERs of the replacement phantom units are paid in cash within 60 days of the payment of distributions. A total of 629,231 replacement phantom unit were granted in 2015 with the weighted average grant date fair value of $43.82.

Partnership Director Grants

Starting in 2012, the common units granted to our non-management directors vested immediately at the grant date. The weighted average grant date fair values of the director grants granted in 2016, 2015 and 2014 were $10.11, $44.67 and $50.29. The fair values related to the units vested were $0.3 million, $0.5 million and $0.4 million.

Impact of TRC/TRP Merger

The TRC/TRP Merger did not trigger the acceleration of any time-based vesting of any of  our outstanding long-term equity incentive compensation awards under the TRP LTIP. All outstanding performance unit awards previously granted under the TRP LTIP were converted and restated into comparable awards based on Targa’s common shares. Specifically, each outstanding performance unit award was converted and restated, effective as of the effective time of the TRC/TRP Merger, into an award to acquire, pursuant to the same time-based vesting schedule and forfeiture and termination provisions, a comparable number of Targa common shares determined by multiplying the number of performance units subject to each award by the exchange ratio in the TRC/TRP Merger (0.62), rounded down to the nearest whole share, and the performance factor was eliminated.

At the time of the TRC/TRP Merger and immediately prior to the assumption and adoption of the Plan, the only outstanding awards under the TRP LTIP were-equity settled performance units and certain phantom units of us. All such outstanding awards were converted into comparable time-based restricted unit awards (RSUs) based on Targa’s common stock. All amounts previously credited as distribution equivalent rights under any outstanding performance unit award continue to remain so credited and will be payable on the payment date set forth in the applicable award agreement, subject to the same time-based vesting schedule previously included in the performance unit award, but without application of any performance factor.

The February 17, 2016 conversion of 675,745 equity-settled performance units and 349,541 replacement phantom units outstanding to 418,906 equity-settled performance shares and 216,561 replacement phantom shares was considered modification of awards under ASC 718, Accounting for Stock-Based Compensation (“ASC 718”). The incremental change of $3.9 million in fair value between the original grant date fair value and the fair value as of February 17, 2016 will be recognized prospectively in general and administrative expense over the remaining service period of each award.

In 2016 Targa issued 331,282 restricted stock units under the Plan which will cliff vest three years from the grant date. Of these 2016 grants, 310,809 RSUs were made in lieu of cash bonus for Targa’s non executives.

The following table summarizes the restricted stock units for the year ended 2016 under the Plan:

	Restricted Stock Units
	Number	Weighted-average
	of shares	Grant-Date Fair Value
Outstanding as of December 31, 2015	-	$-
Converted	635,467	73.68
Granted	331,282	74.01
Forfeited	(20,485)	26.38
Vested	(245,862)	62.23
Outstanding as of December 31, 2016	700,402	51.52

TRC Long Term Incentive Plan

The TRC LTIP is administered by the compensation committee (the “Committee”) of the Targa board of directors.  Prior to the TRC/TRP Merger, the TRC LTIP provided for the grant of cash-settled performance units only. In connection with the TRC/TRP Merger, performance unit grant agreements were amended to convert TRP’s outstanding cash-settled performance unit obligation to cash-settled restricted stock units.

On February 17, 2016, as a result of the TRC/TRP Merger, 451,990 of TRP’s outstanding cash-settled performance units were converted to 279,964 cash-settled restricted stock units under the TRC LTIP with performance factors eliminated. All amounts previously credited as distribution equivalent rights under any outstanding performance unit award continue to remain so credited and will be payable on the payment date set forth in the applicable award agreement, subject to the same time-based vesting schedule previously included in the performance unit award, but without application of any performance factor.

The February 17, 2016 conversion of outstanding cash-settled performance units to cash-settled restricted stock units was considered modification of awards under ASC 718. The incremental change in fair value between the original grant date fair value and the fair value as of February 17, 2016 resulted in recognition of additional compensation costs during the first quarter of 2016 of $4.8 million. Compensation expense for cash-settled performance units and any related DERs will ultimately be equal to the cash paid to the grantee upon vesting. However, throughout the vesting period Targa must record an accrued expense based on fair value of the stock on the last business day of the quarter.

The following table summarizes the cash-settled restricted stock units for the year ended 2016 under the TRC LTIP (in shares and millions of dollars).

	Program Year
	2013 Awards	2014 Awards	2015 Awards	Total
Outstanding as of December 31, 2015	139,700	119,900	192,390	451,990
After conversion on February 17, 2016	86,538	74,248	119,178	279,964
Vested and paid	(85,492)			(85,492)
Forfeited	(1,046)	(1,269)	(2,862)	(5,177)
Outstanding as of December 31, 2016	—	72,979	116,316	189,295

Calculated fair market value as of December 31, 2016		$4,992,974	$7,355,790	$12,348,763

Current liability		$4,143,373	$-	$4,143,373
Long-term liability		-	3,565,135	3,565,135
Liability as of December 31, 2016		$4,143,373	$3,565,135	$7,708,508

To be recognized in future periods		$849,601	$3,790,655	$4,640,255

Vesting date		June 2017	June 2018

The cash settled for the awards under TRC LTIP were $4.8 million, $7.8 million and $14.7 million for 2016, 2015 and 2014. The remaining weighted average recognition period for the unrecognized compensation cost is approximately 1.3 years.

2010 TRC Stock Incentive Plan

In December 2010, Targa adopted the Targa Resources Corp. 2010 Stock Incentive Plan (“2010 TRC Plan”) for employees, consultants and non-employee directors of the Company. The 2010 TRC Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as incentive options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights (“SARs”) granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards (“Restricted Stock Awards”), (v) phantom stock awards (“Phantom Stock Awards”), (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards (collectively referred to a “Awards”).

Restricted Stock Awards - Total shares of our common stock authorized under this plan are 5,000,000. Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. The restricted stock awards will be included in the outstanding shares of our common stock upon issuance.

Restricted Stock in Lieu of Salary –During 2016, Targa issued on a quarterly basis, a total of 32,267 shares of restricted stock to two of our executives in lieu of all of their 2016 base salary. These awards vest one year from the date of each grant. The weighted average grant-date fair value of these shares of restricted stock was $41.43. The number of shares of restricted stock awarded was determined by dividing one-fourth of the officer’s annual base salary by the average closing price of the shares of common stock for five trading days before the end of each quarter.

Restricted Stock in Lieu of Bonus – During 2016, Targa issued 153,252 shares of restricted stock awards in lieu of cash bonus for its executives at the weighted average grant-date fair value of $26.34. These awards will cliff vest in three years.

Director Grants – The committee awarded Targa’s common stock to its outside directors. In 2016, 2015 and 2014, Targa issued 24,234, 6,429 and 5,165 shares of director grants with the weighted average grant-date fair value of $16.45, $86.49 and $87.45.

Restricted Stock Units Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods vary from one year to five years. In 2016, 2015 and 2014, Targa issued 1,129,705, 140,477 and 54,357 shares of RSUs with the weighted average grant-date fair value of $27.87, $83.54 and $112.89.

The following table summarizes the restricted stock and RSUs under the 2010 TRC Plan in shares and in dollars for the year indicated.

	Number	Weighted Average
	of shares	Grant-Date Fair Value

Outstanding at December 31, 2015	313,362	85.70
Granted	1,186,206	28.00
Forfeited	(14,989)	75.17
Vested	(116,329)	58.55
Outstanding at December 31, 2016	1,368,250	$38.10

Stock compensation expense under Targa’s plans totaled $41.2 million, $22.8 million, and $25.4 million for the years ended December 31, 2016, 2015, and 2014.

As of December 31, 2016, Targa has $44.8 million of unrecognized compensation expenses associated with share-based awards and approximate remaining weighted average vesting periods of 2.3 years related to our various compensation plans.

The fair values of share-based awards vested in 2016, 2015 and 2014 were $19.8, $31.8 million and $20.1 million. Targa recognized $1.1 million and $1.0 million in tax benefits associated with the vesting of the awards in 2015 and 2014.

Pursuant to ASU 2016-09, tax benefits of dividends on share-based payment awards should be recognized as income tax benefits or expenses in the income statement. Targa adopted the applicable amendments in the second quarter of 2016 and recognized a $0.5 million tax deficiency as an income tax expense for the year ended 2016. See Note 2 – Basis of Presentation.

Subsequent Events

On January 14, 2017, 22,017 shares of restricted stock units granted on January 14, 2014 vested and Targa repurchased 6,990 shares at $57.95 per share to satisfy the employee’s minimum statutory tax withholdings on the vested awards.

In January 2017, the Committee made following awards under the 2010 TRC Plan.

•	13,818 shares of TRC’s common stock to our outside directors.

•	114,301 shares of restricted stock units to executive management and employees for the 2017 compensation cycle that will cliff vest three years from the grant date.

•	113,901 shares of performance share units to executive management and employees for the 2017 compensation cycle that will vest on December 31, 2019.

•	491,000 shares of our restricted stock units to executive management and employees. The awards will vest 30% in January 2021, 30% in January 2020 and 40% in January 2023.

The performance share units granted under the 2010 TRC Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights that are based on the notional dividends accumulated during the vesting period.

The vesting of the performance share units is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. The TSR performance factor is determined by the Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three year relative TSR over the entirety of the performance period.  With respect to each weighting period, the Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period.  The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Committee at its discretion.  The grantee will become vested in a number of performance share units equal the target number awarded multiplied by the TSR performance factor, and vested performance share units will be settled by the issuance of Company common stock.  The value of dividend equivalent rights will be paid in cash.

Note 23 — Segment Information

We operate in two primary segments (previously referred to as divisions): (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Concurrent with the completion of the TRC/TRP Merger in the first quarter of 2016, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of aggregation for our reportable segments. The increase in activity within Field Gathering and Processing due to the Atlas mergers in 2015 coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

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

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$621.9	$4,942.0	$62.9	$—	$5,626.8
Fees from midstream services	486.6	577.5	—	—	1,064.1
	1,108.5	5,519.5	62.9	—	6,690.9
Intersegment revenues
Sales of commodities	2,124.4	251.5	—	(2,375.9)	—
Fees from midstream services	7.8	23.5	—	(31.3)	—
	2,132.2	275.0	—	(2,407.2)	—
Revenues	$3,240.7	$5,794.5	$62.9	$(2,407.2)	$6,690.9
Operating margin	$577.1	$574.4	$62.9	$—	$1,214.4
Other financial information:
Total assets (1)	$9,800.6	$2,868.7	$21.8	$53.8	$12,744.9
Goodwill	$210.0	$—	$—	$—	$210.0
Capital expenditures	$402.5	$185.3	$—	$4.3	$592.1

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.
	Year Ended December 31, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,485.4	$3,895.8	$84.2	$—	$5,465.4
Fees from midstream services	427.1	766.1	—	—	1,193.2
	1,912.5	4,661.9	84.2	—	6,658.6
Intersegment revenues
Sales of commodities	1,126.3	208.9	—	(1,335.2)	—
Fees from midstream services	8.7	17.8	—	(26.5)	—
	1,135.0	226.7	—	(1,361.7)	—
Revenues	$3,047.5	$4,888.6	$84.2	$(1,361.7)	$6,658.6
Operating margin	$515.1	$681.7	$84.2	$—	$1,281.0
Other financial information:
Total assets (1)	$10,391.9	$2,567.1	$127.1	$40.7	$13,126.8
Goodwill	$417.0	$—	$—	$—	$417.0
Capital expenditures	$496.3	$272.0	$—	$8.9	$777.2
Business acquisition	$5,024.2	$—	$—	$—	$5,024.2

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.
	Year Ended December 31, 2014
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$552.4	$7,050.8	$(8.0)	$—	$7,595.2
Fees from midstream services	224.7	796.6	—	—	1,021.3
	777.1	7,847.4	(8.0)	—	8,616.5
Intersegment revenues
Sales of commodities	2,068.8	339.3	—	(2,408.1)	—
Fees from midstream services	5.2	28.5	—	(33.7)	—
	2,074.0	367.8	—	(2,441.8)	—
Revenues	$2,851.1	$8,215.2	$(8.0)	$(2,441.8)	$8,616.5
Operating margin	$449.9	$694.7	$(8.0)	$—	$1,136.6
Other financial information:
Total assets (1)	$3,776.2	$2,476.1	$60.2	$34.8	$6,347.3
Capital expenditures	$437.1	$304.6	$—	$6.1	$747.8

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	2016	2015	2014
Sales of commodities:
Natural gas	$1,584.5	$1,578.6	$1,414.1
NGL	3,777.3	3,558.3	5,960.1
Condensate	133.9	142.4	134.3
Petroleum products	68.2	101.6	96.3
Derivative activities	62.9	84.5	(9.6)
	5,626.8	5,465.4	7,595.2
Fees from midstream services:
Fractionating and treating	126.2	209.0	208.9
Storage, terminaling, transportation and export	420.0	506.2	548.1
Gathering and processing	445.0	393.7	196.9
Other	72.9	84.3	67.4
	1,064.1	1,193.2	1,021.3
Total revenues	$6,690.9	$6,658.6	$8,616.5

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	2016	2015	2014
Reconciliation of operating margin to net income (loss):
Operating margin	$1,214.4	$1,281.0	$1,136.6
Depreciation and amortization expenses	(757.7)	(677.1)	(346.5)
General and administrative expenses	(177.1)	(153.6)	(139.8)
Goodwill impairment	(207.0)	(290.0)	—
Interest expense, net	(233.5)	(207.8)	(143.8)
Other, net	(68.1)	(11.2)	3.4
Income tax (expense) benefit	0.3	(0.6)	(4.8)
Net income (loss)	$(228.7)	$(59.3)	$505.1

Note 24 — Selected Quarterly Financial Data (Unaudited)

Our results of operations by quarter for the years ended December 31, 2016 and 2015 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenues	$1,442.4	$1,583.6	$1,652.3	$2,012.6	$6,690.9
Gross margin	431.4	438.4	429.6	468.6	1,768.0
Income from operations (1)(2)	37.5	68.4	53.7	(93.6)	66.0
Net income (loss)	10.6	(4.9)	(6.1)	(228.3)	(228.7)
Net income (loss) attributable to limited partners	(9.9)	(37.9)	(42.6)	(233.7)	(324.1)
2015
Revenues	$1,679.7	$1,699.4	$1,632.1	$1,647.4	$6,658.6
Gross margin	421.1	471.3	468.8	459.8	1,821.0
Income (loss) from operations (3)(4)	140.6	114.8	117.3	(205.3)	167.4
Net income (loss)	77.8	53.3	53.3	(243.7)	(59.3)
Net income (loss) attributable to limited partners	30.3	1.2	3.6	(232.6)	(197.5)

(1)	Includes an additional goodwill impairment of $24.0 million in the first quarter of 2016. See Note 7 – Goodwill.
(2)	Includes a goodwill impairment of $183.0 million in the fourth quarter of 2016. See Note 7 – Goodwill.
(3)	Includes $32.6 million of impairment losses in the fourth quarter of 2015. See Note 6 – Property, Plant and Equipment and Intangible Assets.
(4)	Includes a provisional goodwill impairment of $290.0 million in the fourth quarter of 2015. See Note 7 – Goodwill.