Form 10-Q
period 2017-03-31
Targa Resources Partners LP
filed 2017-05-04
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of May 1, 2017, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the following risks and uncertainties:

•	the timing and extent of changes in natural gas, natural gas liquids, crude oil and other commodity prices, interest rates and demand for our services;

•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and natural gas liquid supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation services and markets;

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

•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Part II- Other Information, Item 1A. Risk Factors.” in this Quarterly Report and in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LACT	Lease Automatic Custody Transfer
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange

Price Index Definitions
C2-OPIS-MB	Ethane, Oil Price Information Service, Mont Belvieu, Texas
C3-OPIS-MB	Propane, Oil Price Information Service, Mont Belvieu, Texas
C5-OPIS-MB	Natural Gasoline, Oil Price Information Service, Mont Belvieu, Texas
EP-PERMIAN	Inside FERC Gas Market Report, El Paso (Permian Basin)
IC4-OPIS-MB	Iso-Butane, Oil Price Information Service, Mont Belvieu, Texas
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-PEPL	Inside FERC Gas Market Report, Oklahoma Panhandle, Texas-Oklahoma Midpoint
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NC4-OPIS-MB	Normal Butane, Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas
WTI-NYMEX	NYMEX, West Texas Intermediate Crude Oil

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
			2017	2016
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$71.7	$68.0
Trade receivables, net of allowances of $0.1 and $0.9 million at March 31, 2017 and December 31, 2016			536.1	673.2
Inventories			75.5	137.7
Assets from risk management activities			23.9	16.8
Other current assets			26.9	31.5
Total current assets			734.1	927.2
Property, plant and equipment			12,950.2	12,511.9
Accumulated depreciation			(2,986.8)	(2,821.0)
Property, plant and equipment, net			9,963.4	9,690.9
Intangible assets, net			2,238.8	1,654.0
Goodwill, net			369.0	210.0
Long-term assets from risk management activities			21.6	5.1
Investments in unconsolidated affiliates			227.0	240.8
Other long-term assets			15.9	16.9
Total assets			$13,569.8	$12,744.9

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$819.5	$773.9
Accounts payable to Targa Resources Corp.			46.5	61.0
Liabilities from risk management activities			22.2	49.1
Current maturities of debt			534.9	275.0
Total current liabilities			1,423.1	1,159.0
Long-term debt			3,778.3	4,177.0
Long-term liabilities from risk management activities			7.9	26.1
Deferred income taxes, net			26.4	26.9
Other long-term liabilities			676.4	205.3

Contingencies (see Note 16)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
March 31, 2017	5,000,000	5,000,000
December 31, 2016	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	6,360.9	5,939.9
March 31, 2017	275,168,410	275,168,410
December 31, 2016	275,168,410	275,168,410
General partner	Issued	Outstanding	805.3	796.7
March 31, 2017	5,629,136	5,629,136
December 31, 2016	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			10.5	(61.8)
			7,297.3	6,795.4
Noncontrolling interests in subsidiaries			360.4	355.2
Total owners' equity			7,657.7	7,150.6
Total liabilities and owners' equity			$13,569.8	$12,744.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,858.1	$1,171.0
Fees from midstream services	254.5	271.4
Total revenues	2,112.6	1,442.4
Costs and expenses:
Product purchases	1,654.2	1,011.0
Operating expenses	151.9	132.0
Depreciation and amortization expense	191.1	193.5
General and administrative expense	45.5	43.4
Goodwill impairment	—	24.0
Other operating (income) expense	16.2	1.0
Income from operations	53.7	37.5
Other income (expense):
Interest expense, net	(58.6)	(46.9)
Equity earnings (loss)	(12.6)	(4.8)
Gain from financing activities	—	24.7
Other	(8.5)	(0.1)
Income (loss) before income taxes	(26.0)	10.4
Income tax (expense) benefit	4.7	0.2
Net income (loss)	(21.3)	10.6
Less: Net income attributable to noncontrolling interests	6.0	3.0
Net income (loss) attributable to Targa Resources Partners LP	$(27.3)	$7.6

Net income attributable to preferred limited partners	$2.8	$2.8
Net income (loss) attributable to general partner	(0.6)	14.7
Net income (loss) attributable to common limited partners	(29.5)	(9.9)
Net income (loss) attributable to Targa Resources Partners LP	$(27.3)	$7.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In millions)
Net income (loss)	$(21.3)	$10.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	66.2	6.7
Settlements reclassified to revenues	6.1	(24.2)
Other comprehensive income (loss)	72.3	(17.5)
Comprehensive income (loss)	51.0	(6.9)
Less: Comprehensive income attributable to noncontrolling interests	6.0	3.0
Comprehensive income (loss) attributable to Targa Resources Partners LP	$45.0	$(9.9)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	—	$—	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	641.9	—	13.1	—	—	—	—	655.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9.7)	(9.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	8.9	8.9
Other comprehensive income (loss)	—	—	—	—	—	—	72.3	—	—	—	72.3
Net income (loss)	—	2.8	—	(29.5)	—	(0.6)	—	—	—	6.0	(21.3)
Distributions	—	(2.8)	—	(191.4)	—	(3.9)	—	—	—	—	(198.1)
Balance March 31, 2017	5,000	$120.6	275,168	$6,360.9	5,629	$805.3	$10.5	—	$—	$360.4	$7,657.7

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	-	(10.2)	—	(0.2)	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	45,103	785.0	921	16.0	—	—	—	—	801.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2.1)	(2.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	6.0	6.0
Other comprehensive income (loss)	—	—	—	—	—	—	(17.5)	—	—	—	(17.5)
Net income	—	2.8	—	(9.9)	—	14.7	—	—	—	3.0	10.6
Distributions	—	(2.8)	—	(152.5)	—	(47.9)	—	—	—	—	(203.2)
Balance March 31, 2016	5,000	$120.6	230,003	$5,164.8	4,694	$1,717.9	$69.3	—	$—	$427.0	$7,499.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(21.3)	$10.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	2.4	3.4
Compensation on equity grants	—	2.2
Depreciation and amortization expense	191.1	193.5
Goodwill impairment	—	24.0
Accretion of asset retirement obligations	1.3	1.1
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	2.5	(18.5)
Deferred income tax expense (benefit)	(0.5)	(6.6)
Equity (earnings) loss of unconsolidated affiliates	12.6	4.8
Distributions of earnings received from unconsolidated affiliates	2.7	—
Risk management activities	8.5	4.4
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	—	(24.7)
Change in contingent considerations	3.3	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	140.6	99.3
Inventories	53.7	62.1
Accounts payable and other liabilities	(99.8)	(114.5)
Net cash provided by operating activities	313.2	242.0
Cash flows from investing activities
Outlays for property, plant and equipment	(144.2)	(190.1)
Outlays for business acquisition, net of cash acquired	(480.8)	—
Investments in unconsolidated affiliates	(0.5)	—
Return of capital from unconsolidated affiliates	—	3.4
Other, net	—	(1.3)
Net cash used in investing activities	(625.5)	(188.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	480.0	425.0
Repayments of credit facility	(630.0)	(705.0)
Proceeds from borrowings under accounts receivable securitization facility	75.0	5.7
Repayments of accounts receivable securitization facility	(65.0)	(75.0)
Redemption of senior notes	—	(330.6)
Costs incurred in connection with financing arrangements	(0.1)	(7.5)
Repurchase of common units under compensation plans	—	(0.1)
Contributions from general partner	13.1	16.0
Contributions from TRC	641.9	785.0
Contributions from noncontrolling interests	8.9	6.0
Distributions to noncontrolling interests	(9.7)	(2.1)
Distributions to unitholders	(198.1)	(203.2)
Payments of distribution equivalent rights	—	(0.3)
Net cash provided by (used in) financing activities	316.0	(86.1)
Net change in cash and cash equivalents	3.7	(32.1)
Cash and cash equivalents, beginning of period	68.0	135.4
Cash and cash equivalents, end of period	$71.7	$103.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Partners LP is a Delaware limited partnership formed in October 2006 by our parent, Targa Resources Corp. (“Targa” or “TRC” or the “Company” or “Parent”). In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “TRP,” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

On February 17, 2016, TRC completed the previously announced transactions contemplated pursuant to the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”, and such transactions, the “TRC/TRP Merger”), by and among us, Targa Resources GP LLC (our “general partner” or “TRP GP”), TRC and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”), pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP with TRP continuing as the surviving entity and as a subsidiary of TRC. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

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

See Note 19 – Segment Information for certain financial information regarding our business segments.

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

The unaudited consolidated financial statements for the three months ended March 31, 2017 and 2016 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our policies during the three months ended March 31, 2017, except as noted below.

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

We expect to adopt this new revenue recognition standard on January 1, 2018, presenting a cumulative effect adjustment in the period the standard is adopted. We also anticipate electing the practical expedient to apply the guidance retrospectively to only those contracts that are not completed contracts at the date of initial application. We have disaggregated contracts within our two segments and are in the process of reviewing contracts and transaction types with counterparties in order to evaluate how the new standard would impact our current revenue recognition and disclosure policies upon adoption. In addition, we are also evaluating whether certain contracts within our gathering and processing segment create relationships with counterparties akin to suppliers or involve significant sharing of risks that would exclude such contracts from the scope of Topic 606.

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

Recognition of Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this update are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party or otherwise recovered, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We early adopted the applicable amendments in first quarter of 2017 on a modified retrospective basis. The adoption resulted in no effect as TRP is not subject to income taxes.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing an initial required screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, then the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted for transactions that have not been previously reported. We are currently evaluating the effects of such amendments.

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

Other Income

In February 2017, FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Specifically, the amendments clarify that the guidance applies to all nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies and defines "in substance financial asset" as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The amendment also impacts the accounting for partial sales of nonfinancial assets, whereby an entity that transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, will measure the retained interest at fair value resulting in the full gain/loss recognition upon sale. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendment on our consolidated financial statements.

Note 4 – Business Acquisitions and Divestitures

2017 Acquisition

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and will pay $90.0 million within 90 days of closing (collectively, the “initial purchase price”). Contributions from TRC were used to fund the cash portion of the Permian Acquisition purchase price. Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware’s gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties in Texas. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Delaware system. Since March 1, 2017, financial and statistical data of New Delaware have been included in Sand Hills operations.

New Midland’s gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties in Texas. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Midland system. Since March 1, 2017, financial and statistical data of New Midland have been included in SAOU operations.

New Delaware’s gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017 and we expect that New Midland’s gas gathering and processing assets will be connected to our existing WestTX system during 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

The acquired businesses contributed revenues of $8.1 million and a net loss of $2.6 million to us for the period from March 1, 2017 to March 31, 2017, and are reported in our Gathering and Processing segment. As of March 31, 2017, we had incurred $5.1 million of acquisition-related costs. These expenses are included in Other expense in our Consolidated Statements of Operations for the three months ended March 31, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the three months ended March 31, 2017 and March 31, 2016 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	March 31, 2017	March 31, 2016
	Pro Forma	Pro Forma
Revenues	$2,126.7	$1,445.0
Net income (loss)	(22.7)	(7.5)

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making the following adjustments to the unaudited results of the acquired businesses for the periods indicated:

•

Reflect the amortization expense resulting from the preliminary estimate of the fair value of intangible assets recognized as part of the Permian Acquisition. For the purposes of preparing the pro forma adjustments we have assumed a 15-year life using the straight-line method. The amortization method and lives for the Permian Acquisition intangibles will be reviewed and possibly revised as we finalize the valuations.

•

Reflect the change in depreciation expense resulting from the difference between the historical balances of the Permian Acquisition’s property, plant and equipment, net, and the preliminary estimate of the fair value of property, plant and equipment acquired.

•

Exclude $5.1 million of acquisition-related costs incurred as of March 31, 2017 from pro forma net income for the three months ended March 31, 2017. Pro forma net income for the three months ended March 31, 2016 was adjusted to include those charges.

The following table summarizes the consideration transferred to acquire New Delaware and New Midland:

Fair Value of Consideration Transferred:
Cash paid, net of cash acquired (1)	$480.8
Purchase consideration payable (2)	90.0
Contingent consideration	461.6
Total	$1,032.4

(1)	Net of cash acquired of $3.3 million.
(2)	The payable will be settled in cash within 90 days from March 1, 2017.

We accounted for the Permian Acquisition as an acquisition of a business under purchase accounting rules. The assets acquired and liabilities assumed related to the Permian Acquisition were recorded at their fair values as of the closing date of March 1, 2017. The fair values below are preliminary and subject to revisions pending the completion of the valuation and other post-closing adjustments. These and other estimates are subject to change as additional information becomes available and is assessed by us, and agreement is reached on the respective final settlement statements. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date is shown below:

Fair value determination:	March 1, 2017
Trade and other current receivables, net	$6.5
Other current assets	0.6
Property, plant and equipment	255.4
Intangible assets	625.6
Current liabilities	(14.3)
Other long-term liabilities	(0.4)
Total identifiable net assets	873.4
Goodwill	159.0
Total fair value of consideration transferred	$1,032.4

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $159.0 million, which was recorded as goodwill. As of March 31, 2017, this determination is based on our preliminary valuation and is subject to revisions pending the completion of the valuation and other adjustments. As a result, goodwill is also preliminary. The preliminary goodwill is attributable to expected operational and capital synergies. The goodwill is expected to be amortizable for tax purposes. The attribution of the goodwill to reporting units for the purpose of required future impairment assessments will be completed in conjunction with our finalization of the fair value determination.

The preliminary fair value of assets acquired included trade receivables of $6.5 million, all of which was expected to be collectible.

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

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The preliminary acquisition date fair value of the potential earn-out payments of $461.6 million was recorded within other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings. During the three months ended March 31, 2017, we recognized $3.2 million as Other expense related to the change in fair value of the contingent consideration. See Note 14 – Fair Value Measurements for additional discussion of the fair value methodology.

2017 Divestiture

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice gas plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations (“ARO”) were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice gas plant through our ownership in VESCO. Targa Midstream Services LLC will continue to operate the Venice gathering system for up to four months after closing pursuant to a Transition Services Agreement with VGS.

The sale of VGS closed on April 4, 2017, and as a result, we recognized a loss of $16.1 million in our Consolidated Statements of Operations as part of Other operating (income) expense to impair our basis in the VGS assets to its fair value.

Note 5 — Inventories

	March 31, 2017	December 31, 2016
Commodities	$65.1	$126.9
Materials and supplies	10.4	10.8
	$75.5	$137.7

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	March 31, 2017	December 31, 2016	Estimated Useful Lives (In Years)
Gathering systems	$6,777.7	$6,626.9	5 to 20
Processing and fractionation facilities	3,500.4	3,383.6	5 to 25
Terminaling and storage facilities	1,231.7	1,205.0	5 to 25
Transportation assets	427.9	451.4	10 to 25
Other property, plant and equipment	280.4	274.0	3 to 25
Land	121.5	121.2	—
Construction in progress	610.6	449.8	—
Property, plant and equipment	12,950.2	12,511.9
Accumulated depreciation	(2,986.8)	(2,821.0)
Property, plant and equipment, net	$9,963.4	$9,690.9

Intangible assets	$2,662.2	$2,036.6	15 to 20
Accumulated amortization	(423.4)	(382.6)
Intangible assets, net	$2,238.8	$1,654.0

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in the Permian Acquisition in 2017, the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”) and our Badlands acquisition in

2012. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

The intangible assets acquired in the Permian Acquisition were recorded at a preliminary fair value of $625.6 million pending completion of final valuations. For the purposes of preparing the accompanying financial statements (which include one month of amortization of these intangible assets), we are amortizing these intangible assets over a 15-year life using the straight-line method. The amortization method and lives for the Permian Acquisition intangibles will be reviewed and possibly revised as we finalize the valuations over the upcoming months.

The intangible assets acquired in the Atlas mergers are being amortized over a 20-year life using the straight-line method, as a reliably determinable pattern of amortization could not be identified. Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation over a 20-year life.

The estimated annual amortization expense for intangible assets, including the provisional Permian valuations and straight-line treatment is approximately $184.2 million, $177.4 million, $166.4 million, $154.2 million and $144.3 million for each of the years 2017 through 2021.

The changes in our intangible assets are as follows:

Balance at December 31, 2016	$1,654.0
Additions from Permian Acquisition	625.6
Amortization	(40.8)
Balance at March 31, 2017	$2,238.8

Note 7 – Goodwill

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. During the first quarter of 2016, we finalized our 2015 impairment assessment and recorded additional impairment expense of $24.0 million on our Consolidated Statement of Operations. The impairment of goodwill was primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas.

Changes in the net book value of our goodwill are as follows:

	WestTX	SouthTX	Permian	Total
Balance at December 31, 2016, net	$174.7	$35.3	$—	$210.0
Permian Acquisition, March 1, 2017 (preliminary valuation)	—	—	159.0	159.0
Balance at March 31, 2017, net	$174.7	$35.3	$159.0	$369.0

Note 8 – Investments in Unconsolidated Affiliates

Our unconsolidated investments consist of a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”) and three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle, a gas gathering company; a 50% interest in T2 Eagle Ford, a gas gathering company; and a 50% interest in T2 EF Cogen (“Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”). The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 LaSalle and T2 Eagle Ford gathering companies have capacity lease agreements with the joint interest owners, which cover their costs of operations (excluding depreciation and amortization). The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the T2 Joint Ventures includes our equity investment, any additional capital contribution commitments and our share of any operating expenses incurred by the T2 Joint Ventures.

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
Balance at December 31, 2016	$46.1	$58.6	$118.6	$17.5	$240.8
Equity earnings (loss)	3.7	(1.1)	(2.7)	(12.5)	(12.6)
Cash distributions (1)	(2.7)	—	—	—	(2.7)
Contributions for expansion projects (2)	—	0.3	1.1	0.1	1.5
Balance at March 31, 2017	$47.1	$57.8	$117.0	$5.1	$227.0

(1)

During the three months ended March 31, 2017, there were no distributions received in excess of our share of cumulative earnings. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur.

(2)     Includes a $1.0 million contribution of property, plant and equipment to T2 Eagle Ford.

Our equity loss for the three months ended March 31, 2017 includes the effect of an impairment in the carrying value of our investment in T2 EF Cogen. As a result of the decrease in current and expected future utilization of the underlying cogeneration assets, we have determined that factors indicate that a decrease in the value of our investment has occurred that is other than temporary. As a result of this evaluation, we have recorded an impairment loss of approximately $12.0 million, which represents our proportionate share (50%) of an impairment charge recorded by the joint venture, as well as the impairment of the unamortized excess fair value resulting from the Atlas mergers.

The carrying values of the T2 gathering joint ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of March 31, 2017, $30.1 million of unamortized excess fair value over the T2 Joint Ventures capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20 year useful lives of the underlying assets.

Note 9 — Accounts Payable and Accrued Liabilities

	March 31, 2017	December 31, 2016
Commodities	$511.9	$574.5
Other goods and services	120.7	113.4
Purchase consideration payable	90.0	-
Interest	51.5	52.2
Income and other taxes	22.5	19.1
Other	22.9	14.7
	$819.5	$773.9

Accounts payable and accrued liabilities includes $27.2 million and $30.2 million of liabilities to creditors to whom we have issued checks that remain outstanding as of March 31, 2017 and December 31, 2016.

Note 10 — Debt Obligations

	March 31, 2017	December 31, 2016

Current:
Accounts receivable securitization facility, due December 2017	$285.0	$275.0
Senior unsecured notes, 5% fixed rate, due January 2018	250.5	—
	535.5	275.0
Debt issuance costs, net of amortization	(0.6)	—
Current maturities of debt	534.9	275.0
Long-term:
Senior secured revolving credit facility, variable rate, due October 2020 (1)	—	150.0
Senior unsecured notes:
5% fixed rate, due January 2018	—	250.5
4⅛% fixed rate, due November 2019	749.4	749.4
6⅜% fixed rate, due August 2022	278.7	278.7
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅜% fixed rate, due February 2027	500.0	500.0
TPL notes, 4¾% fixed rate, due November 2021 (2)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (2)	48.1	48.1
Unamortized premium	0.5	0.5
	3,806.8	4,207.3
Debt issuance costs, net of amortization	(28.5)	(30.3)
Long-term debt	3,778.3	4,177.0
Total debt obligations	$4,313.2	$4,452.0
Irrevocable standby letters of credit outstanding	$15.8	$13.2

(1)	As of March 31, 2017, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,584.2 million.
(2)	Targa Pipeline Partners, L.P. (“TPL”) notes are not guaranteed by us.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2017:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.0% - 5.3%	3.2%
Accounts receivable securitization facility	1.8%	1.8%

Compliance with Debt Covenants

As of March 31, 2017, we were in compliance with the covenants contained in our various debt agreements.

Securitization Facility

On February 23, 2017, we amended the accounts receivable securitization facility (“Securitization Facility”) to increase the facility size from $275.0 million to $350.0 million.  As of March 31, 2017, there was $285.0 million outstanding under the Securitization Facility.

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	March 31, 2017	December 31, 2016
Asset retirement obligations	$67.5	$64.1
Mandatorily redeemable preferred interests	71.9	68.5
Deferred revenue	69.0	69.8
Permian Acquisition contingent consideration	464.8	-
Other liabilities	3.2	2.9
Total long-term liabilities	$676.4	$205.3

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

Balance at December 31, 2016	$64.1
Additions (1)	0.4
Change in cash flow estimate	1.7
Accretion expense	1.3
Balance at March 31, 2017	$67.5

_____________________________________________________________________________________________________________________________________________________________

(1)	Amount reflects AROs assumed from the Permian Acquisition

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of March 31, 2017.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2016	$68.5
Income attributable to mandatorily redeemable preferred interests	0.9
Change in estimated redemption value included in interest expense	2.5
Balance at March 31, 2017	$71.9

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we will build and operate a 35,000 barrel per day crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 barrels of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed by the first half of 2018, and has an estimated total cost of approximately $140.0 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. Subsequent annual payments of $43.0 million (subject to an annual inflation factor) will be received through 2022. The deferred revenue will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025.

Deferred revenue also includes consideration received in a 2015 amendment (the “gas contract amendment”) to a gas gathering and processing agreement. We measured the estimated fair value of the assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement.  Because the gas contract amendment will require future performance by Targa, we have recorded the consideration received as deferred revenue. The deferred revenue related to this amendment is being recognized on a straight-line basis through the end of the agreement’s term in 2030.

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities will be recognized over the periods that future performance will be provided, which extend through 2023.

The following table shows the components of deferred revenue:

	March 31, 2017	December 31, 2016
Splitter agreement	$43.0	$43.0
Gas contract amendment	19.3	19.7
Other deferred revenue	6.7	7.1
Total deferred revenue	$69.0	$69.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2016	$69.8
Additions	-
Revenue recognized	(0.8)
Balance at March 31, 2017	$69.0

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The first potential earn-out payment would occur in May 2018. The preliminary acquisition date fair value of the potential earn-out payments of $461.6 million was recorded within other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings. For the one month ended March 31, 2017, we had an increase in the fair value of this liability of $3.2 million, bringing the Permian Acquisition contingent consideration to $464.8 million as of March 31, 2017. See Note 17 – Fair Value Measurements for additional discussion of the fair value methodology.

Note 12 — Partnership Units and Related Matters

Distributions

As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. We have discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 1 – Organization and Operations.

The following details the distributions declared or paid by us during the three months ended March 31, 2017:

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.

March 31, 2017	May 11, 2017	$209.6	$206.8
December 31, 2016	February 10, 2017	198.1	195.3

Contributions

Subsequent to December 1, 2016, the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions to us, but all capital contributions will continue to be allocated 98% to the limited partner and 2% to the general partner. During three months ended March 31, 2017, TRC made total capital contributions to us of $655.0 million.

Preferred Units

In October 2015, we completed an offering of 5,000,000 Preferred Units at a price of $25.00 per unit.   The Preferred Units are listed on the NYSE under the symbol “NGLS PRA.”

Distributions on our Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on our Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%.

We paid $2.8 million of distributions to the holders of preferred units (“Preferred Unitholders”) during the three months ended March 31, 2017. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In April 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions which will be paid on May 15, 2017.

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

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This exposes us to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $3.0 million for the three months ended March 31, 2017 and $8.7 million for the three months ended March 31, 2016, related to these novated contracts. From the acquisition date through March 31, 2017, we have received derivative settlements of $97.6 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, we recorded ineffectiveness losses of less than $0.1 million for the three months ended March 31, 2016, related to otherwise qualifying TPL derivatives, which are primarily natural gas swaps. There were no ineffectiveness losses on these derivatives for the three months ended March 31, 2017.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

At March 31, 2017, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	141,960	100,500	61,383
Natural Gas	Basis Swaps	MMBtu/d	95,963	1,103	-
Natural Gas	Futures	MMBtu/d	-	1,103	-
Natural Gas	Options	MMBtu/d	22,900	9,486	-
NGL	Swaps	Bbl/d	14,143	6,658	5,339
NGL	Futures	Bbl/d	5,702	1,288	-
NGL	Options	Bbl/d	1,647	1,676	-
Condensate	Swaps	Bbl/d	2,690	2,190	1,063
Condensate	Options	Bbl/d	1,380	691	590

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

		Fair Value as of March 31, 2017		Fair Value as of December 31, 2016
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$23.6	$20.8	$16.7	$48.6
	Long-term	21.6	7.9	5.1	26.1
Total derivatives designated as hedging instruments		$45.2	$28.7	$21.8	$74.7
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.3	$1.4	$0.1	$0.5
Total derivatives not designated as hedging instruments		$0.3	$1.4	$0.1	$0.5
Total current position		$23.9	$22.2	$16.8	$49.1
Total long-term position		21.6	7.9	5.1	26.1
Total derivatives		$45.5	$30.1	$21.9	$75.2

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
March 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$23.8	$(20.8)	$0.1	$10.8	$(7.7)
Counterparties without offsetting positions - assets	0.1	-	-	0.1	-
Counterparties without offsetting positions - liabilities	-	(1.4)	-	-	(1.4)
	23.9	(22.2)	0.1	10.9	(9.1)
Long Term Position
Counterparties with offsetting positions or collateral	21.3	(6.6)	-	16.7	(2.0)
Counterparties without offsetting positions - assets	0.3	-	-	0.3	-
Counterparties without offsetting positions - liabilities	-	(1.3)	-	-	(1.3)
	21.6	(7.9)	-	17.0	(3.3)
Total Derivatives
Counterparties with offsetting positions or collateral	45.1	(27.4)	0.1	27.5	(9.7)
Counterparties without offsetting positions - assets	0.4	-	-	0.4	-
Counterparties without offsetting positions - liabilities	-	(2.7)	-	-	(2.7)
	$45.5	$(30.1)	$0.1	$27.9	$(12.4)

	Gross Presentation			Pro forma net presentation
December 31, 2016	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$16.8	$(46.1)	$7.0	$5.7	$(28.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.0)	-	-	(3.0)
	16.8	(49.1)	7.0	5.7	(31.0)
Long Term Position
Counterparties with offsetting positions or collateral	5.1	(18.7)	-	-	(13.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.4)	-	-	(7.4)
	5.1	(26.1)	-	-	(21.0)
Total Derivatives
Counterparties with offsetting positions or collateral	21.9	(64.8)	7.0	5.7	(41.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(10.4)	-	-	(10.4)
	$21.9	$(75.2)	$7.0	$5.7	$(52.0)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $15.4 million as of March 31, 2017. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2017	2016
Commodity contracts	$66.2	$6.7

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2017	2016
Revenues	$(6.1)	$24.2

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2017	2016
Commodity contracts	Revenue	$(0.8)	$1.8

Based on valuations as of March 31, 2017, we expect to reclassify commodity hedge related deferred gains of $10.8 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2019, with $2.6 million of losses to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2017, a net asset position of $15.4 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $47.5 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $79.0 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	The TRP Revolver and the accounts receivable securitization facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

Contingent consideration liabilities related to business acquisitions are carried at fair value.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$37.7	$37.7	$—	$35.7	$2.0
Liabilities from commodity derivative contracts (1)	22.1	22.1	—	20.8	1.3
Permian Acquisition contingent consideration (2)	464.8	464.8	—	—	464.8
TPL contingent consideration (3)	2.7	2.7	—	—	2.7
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	71.7	71.7	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	4,057.3	4,169.1	—	4,169.1	—
Accounts receivable securitization facility	285.0	285.0	—	285.0	—

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$21.0	$21.0	$—	$19.6	$1.4
Liabilities from commodity derivative contracts (1)	74.2	74.2	—	69.3	4.9
TPL contingent consideration (3)	2.6	2.6	—	—	2.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	68.0	68.0	—	—	—
TRP Revolver	150.0	150.0	—	150.0	—
Senior unsecured notes	4,057.3	4,101.6	—	4,101.6	—
Accounts receivable securitization facility	275.0	275.0	—	275.0	—

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

(2)	We have a contingent consideration liability related to the Permian Acquisition. See Note 4 – Business Acquisitions and Divestitures.
(3)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which are carried at fair value.

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

As of March 31, 2017, we had 17 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the Permian Acquisition contingent consideration was determined using a Monte-Carlo simulation model. Significant inputs used in the fair value measurement include expected gross margin (calculated in accordance with the terms of the purchase and sale agreements), term of the earn-out period, risk adjusted discount rate and volatility associated with the underlying assets. A significant decrease in expected gross margin during the earn-out period, or significant increase in the discount rate or volatility would result in a lower fair value estimate.  The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs for both models are not observable; therefore, the entire valuations of the contingent considerations are categorized in Level 3. Changes in the fair value of these liabilities are included in Other income (expense) on the Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2016	$(3.6)	$(2.6)
Change in fair value of TPL contingent consideration	-	(0.1)
Fair value of Permian Acquisition contingent consideration (1)	-	(464.8)
New Level 3 derivative instruments	(0.1)	-
Transfers out of Level 3 (2)	1.6	-
Settlements included in Revenue	0.2	-
Unrealized gain/(loss) included in OCI	2.6	-
Balance, March 31, 2017	$0.7	$(467.5)

(1)

Represents the March 31, 2017 balance of the contingent consideration that arose as part of the Permian Acquisition in Q1 2017. See Note 4 – Business Acquisitions and Divestitures for discussion of the initial fair value.

(2)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended March 31,
	2017	2016
Targa billings of payroll and related costs included in operating expense	$47.0	$40.2
Targa allocation of general and administrative expense	42.0	39.9
Cash distributions to Targa based on IDR, GP and common unit ownership (1)	195.3	61.4
Cash contributions from Targa related to limited partner ownership (2)	641.9	785.0
Cash contributions from Targa to maintain its 2% general partner ownership	13.1	16.0

_______________________

(1)	As a result of the Third A&R Partnership Agreement, 2017 cash distributions to Targa are only based on GP and common unit ownership.
(2)

The 2016 cash contributions from Targa related to limited partner ownership were contributed for the issuance of common units. The 2017 cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partnership and 2% to GP. See Note 12 – Partnership Units and Related Matters.

Note 16 – Contingencies

Legal Proceedings

Environmental Proceedings

On June 18, 2015, the New Mexico Environment Department’s Air Quality Bureau issued a Notice of Violation to Targa Midstream Services LLC for alleged violations of air emissions regulations related to emissions events that occurred at the Monument Gas Plant between June 2014 and December 2014.  The Monument Gas Plant is owned by Versado Gas Processors, L.L.C., which was a joint venture in which we owned a 63% interest until October 31, 2016, when we acquired the remaining 37% membership interest from Chevron U.S.A Inc. On January 31, 2017, Targa Midstream Services LLC executed a settlement agreement with the New Mexico Environment Department which resolved the matter for a civil penalty in the amount of $29,223.

We are also a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 17 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended March 31,
	2017	2016
(Gain) loss on sale or disposal of assets (1)	$16.1	$0.9
Miscellaneous business tax	0.1	0.1
	$16.2	$1.0
(1)	Comprised primarily of a $16.1 million loss in 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 4, 2017 sale.

Note 18 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Cash:
Interest paid, net of capitalized interest (1)	$53.5	$77.3
Income taxes paid, net of refunds	(0.1)	1.1
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$8.3	$16.9
Impact of capital expenditure accruals on property, plant and equipment	30.0	13.7
Transfers from materials and supplies inventory to property, plant and equipment	0.4	0.5
Contribution of property, plant and equipment to investment in unconsolidated affiliates.	1.0	—
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	1.7	(9.1)
Non-cash balance sheet movements related to the Permian Acquisition:
Contingent consideration recorded at the acquisition date	$461.6	$—
Purchase consideration payable recorded for the Permian Acquisition	90.0	—
Non-cash financing activities:
Cancellation of treasury units	$—	$(10.2)
Accrued distributions on unvested equity awards under share compensation arrangements	—	0.2

_____________

(1)	Interest capitalized on major projects was $1.7 million and $4.8 million for the three months ended March 31, 2017 and 2016.

Note 19 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

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

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu and Galena Park, Texas; Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin. and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$166.7	$1,692.4	$(1.0)	$—	$1,858.1
Fees from midstream services	118.2	136.3	—	—	254.5
	284.9	1,828.7	(1.0)	—	2,112.6
Intersegment revenues
Sales of commodities	713.0	75.4	—	(788.4)	—
Fees from midstream services	1.9	7.0	—	(8.9)	—
	714.9	82.4	—	(797.3)	—
Revenues	$999.8	$1,911.1	$(1.0)	$(797.3)	$2,112.6
Operating margin	$177.4	$130.1	$(1.0)	$—	$306.5
Other financial information:
Total assets (1)	$10,780.4	$2,687.2	$44.8	$57.4	$13,569.8
Goodwill	$369.0	$—	$—	$—	$369.0
Capital expenditures	$139.2	$34.6	$—	$0.8	$174.6

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended March 31, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$110.3	$1,033.9	$26.8	$—	$1,171.0
Fees from midstream services	115.8	155.6	—	—	271.4
	226.1	1,189.5	26.8	—	1,442.4
Intersegment revenues
Sales of commodities	412.6	47.3	—	(459.9)	—
Fees from midstream services	2.1	4.1	—	(6.2)	—
	414.7	51.4	—	(466.1)	—
Revenues	$640.8	$1,240.9	$26.8	$(466.1)	$1,442.4
Operating margin	$115.6	$157.0	$26.8	$—	$299.4
Other financial information:
Total assets (1)	$10,219.0	$2,501.0	$105.7	$42.9	$12,868.6
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$103.0	$73.1	$—	$0.8	$176.9

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2017	2016
Sales of commodities:
Natural gas	$480.9	$326.9
NGL	1,314.9	785.8
Condensate	43.6	22.2
Petroleum products	19.8	9.6
Derivative activities	(1.1)	26.5
	1,858.1	1,171.0
Fees from midstream services:
Fractionating and treating	31.0	30.2
Storage, terminaling, transportation and export	99.7	118.4
Gathering and processing	107.7	105.0
Other	16.1	17.8
	254.5	271.4
Total revenues	$2,112.6	$1,442.4

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended March 31,
	2017	2016
Reconciliation of operating margin to net income (loss):
Operating margin	$306.5	$299.4
Depreciation and amortization expenses	(191.1)	(193.5)
General and administrative expenses	(45.5)	(43.4)
Goodwill impairment	-	(24.0)
Interest expense, net	(58.6)	(46.9)
Other, net	(37.3)	18.8
Income tax (expense) benefit	4.7	0.2
Net income (loss)	$(21.3)	$10.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

Overview

Targa Resources Partners LP (“we,” “our,” the “Partnership” or “TRP”) is a Delaware limited partnership formed in October 2006 by Targa Resources Corp. (“TRC” or “Targa”). Our common units were listed on the NYSE under the symbol “NGLS” prior to TRC’s acquisition on February 17, 2016 of all our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PRA.”

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

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

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

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu and Galena Park, Texas; Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of our commodity derivative activities that are included in operating margin.

Recent Developments

Gathering and Processing Segment Expansion

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and will pay $90.0 million within 90 days of closing (collectively, the "initial purchase price"). Contributions from TRC were used to fund the cash portion of the Permian Acquisition purchase price. Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity and an uninstalled 60 MMcf/d plant, which we are in the process of installing in the Delaware Basin with expectations of commencing operations in late 2017. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Delaware system.

New Midland's gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Midland system.

New Delaware's gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017, and we expect that New Midland's gas gathering and processing assets will be connected to our existing WestTX system during 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

Additional Permian System Processing Capacity

In November 2016, we announced plans to restart the idled 45 MMcf/d Benedum cryogenic processing plant and to add 20 MMcf/d of capacity at our Midkiff plant in our WestTX system.  The Benedum plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward plant, and was brought back online in the first quarter of 2017.  We expect that the addition of 20 MMcf/d of capacity at our Midkiff plant will increase overall plant capacity of the Midkiff/Consolidator plant complex in Reagan County, Texas from 210 MMcf/d to 230 MMcf/d. The Midkiff/Consolidator plant complex addition is expected to be completed in the second quarter of 2017. Also in November 2016, we announced plans to build the 200 MMcf/d Joyce plant, which is expected to be completed in the first quarter of 2018. We expect total net growth capital expenditures for the Joyce plant to be approximately $90 million.

In May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Midland system in the Midland Basin. This project includes a new 200 MMcf/d cryogenic processing plant, known as the Johnson plant, which is expected to begin operations in the third quarter of 2018. We expect total net growth capital expenditures for the Johnson plant to be approximately $90 million.

Also in May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Delaware system in the Delaware Basin. This project includes a new 250 MMcf/d cryogenic processing plant, known as the Wildcat plant, which is expected to begin operations in the third quarter of 2018. We expect total net growth capital expenditures for the Wildcat plant to be approximately $130 million.

Eagle Ford Shale Natural Gas Gathering and Processing Joint Ventures

In October 2015, we announced that we had entered into the Carnero Joint Ventures with Sanchez Energy Corporation (“Sanchez”) to construct the 200 MMcf/d Raptor Plant and approximately 45 miles of associated pipelines. In July 2016,

Sanchez sold its interest in the gathering joint venture to Sanchez Production Partners, L.P. (“SPP”) and in November 2016, sold its interest in the processing joint venture to SPP. Through the Carnero Joint Ventures, we indirectly own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect SPP's Catarina gathering system to the plant. We hold the capacity on the high pressure gathering pipelines, and pay the gathering joint venture fees for transportation.

The Raptor Plant will accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering pipelines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We manage operations of the high pressure gathering lines and the plant, which is expected to begin operations in the second quarter of 2017, and will be capable of processing 200 MMcf/d. In February 2017, we announced the addition of compression to increase the processing capacity of the Raptor Plant to 260 MMcf/d, which we expect to be completed in the third quarter of 2017. Prior to the plant being placed in service, we benefited from Sanchez natural gas volumes that were processed at our Silver Oak facilities in Bee County, Texas.

Badlands

During 2017, we expect to invest approximately $150 million to expand our crude gathering and natural gas processing business in the Williston Basin, North Dakota. The expansion includes the addition of pipelines, LACT units, compression and other infrastructure to support continued growth in producer activity.

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice gas plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gas Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice gas plant through our ownership in VESCO. Targa Midstream Services LLC will continue to operate the Venice gathering system for up to four months after closing pursuant to a Transition Services Agreement with VGS.

In addition to the major projects noted above, we have other growth capital expenditures in 2017 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. We will continue to evaluate other potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Financing Activities

On February 23, 2017, we amended our account receivable securitization facility (“Securitization Facility”) to increase the facility size to $350.0 million from $275.0 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

How We Evaluate Our Operations

The profitability of our business segments is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs, and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to TRP before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments, including the cash impact of hedges acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015; non-cash compensation on equity grants; transaction costs related to business acquisitions; the Splitter Agreement adjustment; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expense. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Net Income (loss) to TRP Operating Margin and Gross Margin:
Net income (loss)	$(21.3)	$10.6
Depreciation and amortization expense	191.1	193.5
General and administrative expense	45.5	43.4
Goodwill impairment	—	24.0
Interest expense, net	58.6	46.9
Income tax expense (benefit)	(4.7)	(0.2)
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	—	(24.7)
Other, net	21.2	5.0
Operating margin	306.5	299.4
Operating expenses	151.9	132.0
Gross margin	$458.4	$431.4

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(27.3)	$7.6
Interest expense, net	58.6	46.9
Income tax expense (benefit)	(4.7)	(0.2)
Depreciation and amortization expense	191.1	193.5
Goodwill impairment	—	24.0
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	—	(24.7)
(Earnings) loss from unconsolidated affiliates	12.6	4.8
Distributions from unconsolidated affiliates and preferred partner interests, net	4.2	5.8
Change in contingent consideration	3.3	—
Compensation on TRP equity grants	—	2.2
Transaction costs related to business acquisitions	5.1	—
Splitter Agreement (1)	10.8	—
Risk management activities	3.6	5.9
Noncontrolling interests adjustments (2)	(4.3)	(5.8)
TRP Adjusted EBITDA	$269.1	$260.9

(1)	The Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement recognized over the four quarters following receipt.
(2)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$1,858.1	$1,171.0	$687.1	59%
Fees from midstream services	254.5	271.4	(16.9)	(6%)
Total revenues	2,112.6	1,442.4	670.2	46%
Product purchases	1,654.2	1,011.0	643.2	64%
Gross margin (1)	458.4	431.4	27.0	6%
Operating expenses	151.9	132.0	19.9	15%
Operating margin (1)	306.5	299.4	7.1	2%
Depreciation and amortization expense	191.1	193.5	(2.4)	(1%)
General and administrative expense	45.5	43.4	2.1	5%
Goodwill impairment	—	24.0	(24.0)	(100%)
Other operating (income) expense	16.2	1.0	15.2	NM
Income from operations	53.7	37.5	16.2	43%
Interest expense, net	(58.6)	(46.9)	(11.7)	25%
Equity earnings (loss)	(12.6)	(4.8)	(7.8)	163%
Gain from financing activities	—	24.7	(24.7)	(100%)
Other income (expense)	(8.5)	(0.1)	(8.4)	NM
Income tax (expense) benefit	4.7	0.2	4.5	NM
Net income (loss)	(21.3)	10.6	(31.9)	NM
Less: Net income attributable to noncontrolling interests	6.0	3.0	3.0	100%
Net income (loss) attributable to Targa Resources Partners LP	$(27.3)	$7.6	$(34.9)	NM
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$269.1	$260.9	$8.2	3%
Capital expenditures	174.6	176.9	(2.3)	(1%)
Business acquisition (2)	1,032.4	—	1,032.4	—
Operating statistics: (3)
Crude oil gathered, Badlands, MBbl/d	113.5	108.1	5.4	5%
Crude oil gathered, Permian, MBbl/d (4)	9.2	—	9.2	—
Plant natural gas inlet, MMcf/d (5)(6)	3,242.1	3,406.0	(163.9)	(5%)
Gross NGL production, MBbl/d	291.8	284.7	7.1	2%
Export volumes, MBbl/d (7)	217.5	181.0	36.5	20%
Natural gas sales, BBtu/d (6)(8)	1,870.2	1,974.6	(104.4)	(5%)
NGL sales, MBbl/d (8)	533.6	547.8	(14.2)	(3%)
Condensate sales, MBbl/d	10.7	9.5	1.2	13%

(1)

Gross margin, operating margin, and adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Includes the $90.0 million payable which will be settled within 90 days from March 1, 2017, and the preliminary acquisition date fair value of the potential earn-out payments of $461.6 million due in 2018 and 2019.

(3)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
(4)

Includes operations from the Permian Acquisition for the period effective March 1, 2017. For the volume statistics presented, the numerator is the total volume sold during the period of our ownership while the denominator is the number of calendar days during the quarter.

(5)

Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.

(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	Export volumes represent the quantity of NGL products delivered to third party customers at our Galena Park Marine Terminal that are destined for international markets.
(8)	Includes the impact of intersegment eliminations.

NM      Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The increase in commodity sales was primarily due to higher commodity prices ($757.8 million), partially offset by decreased volumes ($45.4 million) and the impact of hedge settlements ($25.3 million). Additionally, fee-based and other revenues decreased primarily due to lower export fees.

The increase in product purchases was primarily due to the impact of higher commodity prices, partially offset by decreased volumes.

The higher operating margin and gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating expenses increased compared to 2016 due to higher maintenance in the Logistics and Marketing segment and plant and system expansions in the Permian region. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The decrease in depreciation and amortization expenses reflects the impact of fully depreciated property assets and lower scheduled amortization on the Badlands intangibles, partially offset by one month of operations of the Permian Acquisition in 2017 and the impact of growth investments, primarily CBF Train 5 which went into service in June 2016.

General and administrative expenses increased primarily due to higher compensation and benefits.

We recognized an impairment of goodwill in the first quarter of 2016 of $24.0 million to finalize the 2015 provisional impairment of goodwill. The impairment charge related to goodwill acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”).

Other operating (income) expense in 2017 includes the loss due to the reduction in the carrying value of our ownership interest in the Venice Gathering System in connection with the April 4, 2017 sale.

Net interest expense increased primarily due to higher non-cash interest expense related to the mandatorily redeemable preferred interests liability that is revalued quarterly at its estimated redemption value as of the reporting date. The estimated redemption value of the mandatorily redeemable preferred interests increased in 2017, whereas it decreased in 2016. This increase was partially offset by the impact of lower average outstanding borrowings during 2017.

Higher equity losses in 2017 reflects a $12.0 million loss provision due to the impairment of our investment in the T2 EF Cogen joint venture, partially offset by increased equity earnings at Gulf Coast Fractionators.

During 2016, we recorded a gain of $24.7 million on open debt market repurchases and other financing activities. There were no repurchases or redemptions of our long-term debt in 2017.

Other expense in 2017 was primarily attributable to $5.1 million of non-recurring transaction costs related to the Permian Acquisition and a $3.2 million increase in the fair value of the Permian Acquisition contingent consideration liability from the acquisition date to March 31, 2017.

The increase in income tax benefit was primarily due to a Texas Margin Tax refund in the first quarter of 2017.

Net income attributable to noncontrolling interests increased primarily due to our October 2016 acquisition of the 37% interest of Versado that we did not already own and higher earnings at our joint ventures.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
Three Months Ended:
March 31, 2017	$177.4	$130.1	$(1.0)	$306.5
March 31, 2016	115.6	157.0	26.8	299.4

Gathering and Processing Segment

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
Gross margin	$263.0	$194.1	$68.9	35%
Operating expenses	85.6	78.5	7.1	9%
Operating margin	$177.4	$115.6	$61.8	53%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	275.6	243.5	32.1	13%
WestTX	536.5	461.0	75.5	16%
Total Permian Midland	812.1	704.5	107.6
Sand Hills (4)	139.5	151.1	(11.6)	(8%)
Versado	198.5	180.0	18.5	10%
Total Permian Delaware	338.0	331.1	6.9
Total Permian	1,150.1	1,035.6	114.5

SouthTX	171.8	175.7	(3.9)	(2%)
North Texas	282.5	327.5	(45.0)	(14%)
SouthOK	440.4	457.9	(17.5)	(4%)
WestOK	393.1	487.0	(93.9)	(19%)
Total Central	1,287.8	1,448.1	(160.3)

Badlands (5)	46.0	53.7	(7.7)	(14%)
Total Field	2,483.9	2,537.4	(53.5)

Coastal	758.2	868.6	(110.4)	(13%)

Total	3,242.1	3,406.0	(163.9)	(5%)
Gross NGL production, MBbl/d (3)
SAOU (4)	33.3	29.2	4.1	14%
WestTX	69.5	52.4	17.1	33%
Total Permian Midland	102.8	81.6	21.2
Sand Hills (4)	14.8	15.7	(0.9)	(6%)
Versado	23.1	21.9	1.2	5%
Total Permian Delaware	37.9	37.6	0.3
Total Permian	140.7	119.2	21.5

SouthTX	16.6	23.1	(6.5)	(28%)
North Texas	32.0	35.7	(3.7)	(10%)
SouthOK	40.9	28.0	12.9	46%
WestOK	22.8	26.9	(4.1)	(15%)
Total Central	112.3	113.7	(1.4)

Badlands	5.5	7.6	(2.1)	(28%)
Total Field	258.5	240.5	18.0

Coastal	33.3	44.2	(10.9)	(25%)

Total	291.8	284.7	7.1	2%
Crude oil gathered, Badlands, MBbl/d	113.5	108.1	5.4	5%
Crude oil gathered, Permian, MBbl/d (4)	9.2	—	9.2	—
Natural gas sales, BBtu/d (3)	1,562.2	1,687.2	(125.0)	(7%)
NGL sales, MBbl/d (3)	227.6	219.3	8.3	4%
Condensate sales, MBbl/d	10.7	9.5	1.2	13%
Average realized prices (6):
Natural gas, $/MMBtu	2.86	1.75	1.11	63%
NGL, $/gal	0.50	0.28	0.22	79%
Condensate, $/Bbl	44.98	25.65	19.33	75%

(1)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales and NGL sales exclude producer take-in-kind volumes.

(4)

Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills. For the volume statistics presented, the numerator is the total volume sold during the period of our ownership while the denominator is the number of calendar days during the quarter.

(5)	Badlands natural gas inlet represents the total wellhead gathered volume.
(6)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The increase in gross margin was primarily due to higher commodity prices and the inclusion of the Permian Acquisition for one month in 2017 partially offset by lower throughput volumes. Inlet volumes for Field Gathering and Processing were slightly lower with increases at WestTX, SAOU and Versado offset by decreases at the other areas. The inlet volume decrease for Coastal Gathering and Processing which generates significantly lower margins than does Field Gathering and Processing, accounted for over 67% of the overall inlet volume decrease. Despite overall lower inlet volumes, NGL production and NGL sales increased primarily due to increased plant recoveries including additional ethane recovery. Natural gas sales decreased due to lower inlet volumes and increased ethane recovery. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition and in Badlands due to system expansions. Badlands natural gas volumes decreased primarily due to severe winter weather.

The increase in operating expenses was primarily driven by plant and system expansions in the Permian region and the inclusion of the Permian Acquisition for one month of 2017.  Operating expenses in other areas were relatively flat.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended March 31, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	275.6	100%	275.6	275.6
WestTX (5) (6)	736.9	73%	536.5	536.5
Total Permian Midland	1,012.5		812.1	812.1
Sand Hills (4)	139.5	100%	139.5	139.5
Versado (7)	198.5	100%	198.5	198.5
Total Permian Delaware	338.0		338.0	338.0
Total Permian	1,350.5		1,150.1	1,150.1

SouthTX	171.8	Varies (8)	161.6	171.8
North Texas	282.5	100%	282.5	282.5
SouthOK	440.4	Varies (9)	366.1	440.4
WestOK	393.1	100%	393.1	393.1
Total Central	1,287.8		1,203.3	1,287.8

Badlands (10)	46.0	100%	46.0	46.0
Total Field	2,684.3		2,399.4	2,483.9

Gross NGL production, MBbl/d (2)
SAOU (4)	33.3	100%	33.3	33.3
WestTX (5) (6)	95.5	73%	69.5	69.5
Total Permian Midland	128.8		102.8	102.8
Sand Hills (4)	14.8	100%	14.8	14.8
Versado (7)	23.1	100%	23.1	23.1
Total Permian Delaware	37.9		37.9	37.9
Total Permian	166.7		140.7	140.7

SouthTX	16.6	Varies (8)	15.7	16.6
North Texas	32.0	100%	32.0	32.0
SouthOK	40.9	Varies (9)	34.2	40.9
WestOK	22.8	100%	22.8	22.8
Total Central	112.3		104.7	112.3

Badlands	5.5	100%	5.5	5.5
Total Field	284.5		250.9	258.5

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.

(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills.
(5)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(6)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
(7)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(8)

SouthTX includes the Silver Oak II plant, of which Targa Pipeline Partners, L.P. (“TPL”) has owned a 90% interest since October 2015, and prior to which TPL owned a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended March 31, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU	243.5	100%	243.5	243.5
WestTX (4)	633.2	73%	461.0	461.0
Total Permian Midland	876.7		704.5	704.5
Sand Hills	151.1	100%	151.1	151.1
Versado (5)	180.0	63%	113.4	180.0
Total Permian Delaware	331.1		264.5	331.1
Total Permian	1,207.8		969.0	1,035.6

SouthTX	175.7	100%	175.7	175.7
North Texas	327.5	100%	327.5	327.5
SouthOK	457.9	Varies (6)	380.9	457.9
WestOK	487.0	100%	487.0	487.0
Total Central	1,448.1		1,371.1	1,448.1

Badlands (7)	53.7	100%	53.7	53.7
Total Field	2,709.6		2,393.8	2,537.4

Gross NGL production, MBbl/d (2)
SAOU	29.2	100%	29.2	29.2
WestTX (4)	72.0	73%	52.4	52.4
Total Permian Midland	101.2		81.6	81.6
Sand Hills	15.7	100%	15.7	15.7
Versado (5)	21.9	63%	13.8	21.9
Total Permian Delaware	37.6		29.5	37.6
Total Permian	138.8		111.1	119.2

SouthTX	23.1	100%	23.1	23.1
North Texas	35.7	100%	35.7	35.7
SouthOK	28.0	Varies (6)	24.7	28.0
WestOK	26.9	100%	26.9	26.9
Total Central	113.7		110.4	113.7

Badlands	7.6	100%	7.6	7.6
Total Field	260.1		229.1	240.5

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(5)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(6)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016

	(In millions)
Gross margin	$196.4	$210.6	$(14.2)	(7%)
Operating expenses	66.3	53.6	12.7	24%
Operating margin	$130.1	$157.0	$(26.9)	(17%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	304.9	295.5	9.4	3%
LSNG treating volumes (2)	34.5	21.0	13.5	64%
Benzene treating volumes (2)	23.5	21.0	2.5	12%
Export volumes, MBbl/d (4)	217.5	181.0	36.5	20%
NGL sales, MBbl/d	502.0	482.0	20.0	4%
Average realized prices:
NGL realized price, $/gal	$0.66	$0.41	$0.25	61%

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Logistics and Marketing gross margin decreased due to lower LPG export margin and lower wholesale and marketing margin, partially offset by higher fractionation margin, higher terminaling and storage throughput and higher treating margin. LPG export margin decreased due to lower fees partially offset by higher volumes. Wholesale and marketing margin decreased primarily due to less favorable wholesale supply opportunities in 2017 compared to the same period last year and lower marketing gains. Fractionation margin increased due to higher system product gains, higher fees and higher supply volume. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above). Treating margin increased slightly due to higher volumes partially offset by lower fees.

Operating expenses increased due to higher maintenance primarily associated with unusual one-time events, higher fuel and power, and higher compensation and benefits.

Other

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(In millions)
Gross margin	$(1.0)	$26.8	$(27.8)
Operating margin	$(1.0)	$26.8	$(27.8)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	10.5	$0.02	$0.2	9.5	$1.40	$13.2	$(13.0)
NGL (MMgal)	43.3	(0.04)	(1.8)	14.3	0.27	3.8	(5.6)
Crude oil (MBbl)	0.2	5.35	1.2	0.2	35.22	7.1	(5.9)
Non-hedge accounting (2)			(0.8)			2.7	(3.5)
Ineffectiveness (3)			0.2			—	0.2
			$(1.0)			$26.8	$(27.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of TPL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $3.0 million for the three months ended March 31, 2017 and $8.7 million for the three months ended March 31, 2016, related to these novated contracts. From the acquisition date through March 31, 2017, we have received total derivative settlements of $97.6 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of March 31, 2017, we had $71.7 million of “Cash and cash equivalents,” on our Consolidated Balance Sheet. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity as of May 1, 2017, was:

		May 1, 2017
		(In millions)
Cash on hand		$113.6
Total availability under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		250.2
		1,963.8

Less:	Outstanding borrowings under the TRP Revolver	(180.0)
	Outstanding borrowings under the Securitization Facility	(250.2)
	Outstanding letters of credit under the TRP Revolver	(20.2)
	Total liquidity	$1,513.4

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable that are tied to commodity sales and purchases are relatively balanced, with receivables from NGL customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (1) our cash position; (2) liquids inventory levels and valuation, which we closely manage; (3) changes in the fair value of the current portion of derivative contracts; and (4) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Our working capital, exclusive of current debt obligations, decreased $197.3 million from December 31, 2016 to March 31, 2017.  The major items contributing to this decrease were the establishment of the $90 million purchase consideration payable related to the Permian Acquisition, reduction in inventory due to higher export volumes and the seasonality of our wholesale business, a decrease in our net commodity receivables and payables due to lower commodity revenue in March 2017 as compared with December 2016 and reduced commodity purchases partially offset by an increase in our net risk management working capital position due to changes in the forward prices of commodities and a higher cash balance. The increase of $260.5 million in current debt obligations was due to reclassification of the senior note due January 2018 from long-term to current, as well as the increased receivables available for the Securitization Facility.

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

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% plus accrued interest to the redemption date, and in some cases, a make-whole premium. As of March 31, 2017 and December 31, 2016, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $3,806.3 million and $4,206.8 million, respectively.

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of March 31, 2017, we do not have any interest rate hedges.

To date, we do not believe our debt balances have adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt-related transactions, see Note 10 - Debt Obligations to our consolidated financial statements.  For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Compliance with Debt Covenants

As of March 31, 2017, we were in compliance with the covenants contained in our various debt agreements.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(In millions)
Cash flows from operating activities:
Cash received from customers	$2,243.2	$1,483.8	$759.4
Cash received from (paid to) derivative counterparties	1.2	28.1	(26.9)
Cash distributions from equity investments (1)	2.7	—	2.7
Cash outlays for:
Product purchases	1,646.0	1,022.4	623.6
Operating expenses	169.2	120.9	48.3
General and administrative expense	58.9	48.3	10.6
Interest paid, net of amounts capitalized (2)	53.5	77.3	(23.8)
Income taxes paid, net of refunds	(0.1)	1.1	(1.2)
Other cash (receipts) payments	6.4	(0.1)	6.5
Net cash provided by operating activities	$313.2	$242.0	$71.2

(1)

Excludes $3.4 million included in investing activities for the three months ended March 31, 2016 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings. We did not have distributions that exceeded cumulative earnings for the three months ended March 31, 2017.

(2)	Net of capitalized interest paid of $1.7 million and $4.8 million included in investing activities for the three months ended March 31, 2017 and 2016.

Higher commodity prices were the primary contributor to increased cash collections and payments for product purchases in 2017 compared to 2016. Derivative settlements remained an overall source of revenue during 2017, but at a lower amount as commodity price spreads between the prices paid to counterparties and the fixed prices we received on those derivative contracts were lower in 2017 in comparison to 2016. Interest payments are lower this year largely due to repurchases of debt in the first quarter 2016, offset by the timing of payments of interest on two new series of notes we issued in 2016. Cash payments for general and administrative expenses and operating expenses were higher, primarily due to increases in compensation and benefits, contractor and other professional services, coupled with higher utilities and higher maintenance. Other cash payments in 2017 were higher mainly due to transaction expenses associated with the Permian Acquisition in 2017.

Cash Flows from Investing Activities

Three Months Ended March 31,
2017	2016	2017 vs. 2016
(In millions)
$(625.5)	$(188.0)	$(437.5)

Cash used in investing activities increased in 2017 compared to 2016, primarily due to the $480.8 million outlay for the cash portion due at closing of the Permian Acquisition consideration. An additional $90 million will be paid during the second quarter of 2017, as well as potential contingent consideration payments in 2018 and 2019. Growth and maintenance capital expenditures decreased $45.9 million during 2017 reflecting the completion of major growth projects during 2016.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2017	2016
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$(140.1)	$(679.9)
Equity offerings, net of financing costs	-	(7.5)
Distributions	(198.1)	(203.5)
Contributions from TRC and General Partner	655.0	801.0
Other	(0.8)	3.8
Net cash provided by (used in) financing activities	$316.0	$(86.1)

In 2017, we realized a net source of cash from financing activities, primarily due to contributions from TRC, partially offset by payments of distributions to TRC and repayments of our credit facilities.

In 2016, we incurred a net use of cash from financing activities, primarily due to a net reduction of debt outstanding and payment of distributions to TRC, offset by contributions from TRC and our general partner. With the contributions from TRC, we repurchased a portion of our senior notes through open market repurchases generally at a discount to par values and repaid a portion of the outstanding borrowings under the TRP Revolver.

Distributions

As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. We have discretion under the Third A&R Partnership Agreement, as to whether to distribute all available cash for any period. See Note 1 – Organization and Operations of the “Consolidated Financial Statements” included in this quarterly report.

The following table details the distributions declared and/or paid by us during the three months ended March 31, 2017.

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.

March 31, 2017	May 11, 2017	$209.6	$206.8
December 31, 2016	February 10, 2017	198.1	195.3

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of March 31, 2017, we have 5,000,000 Preferred Units outstanding. For the three months ended March 31, 2017 $2.8 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for March, which were paid subsequently on April 17, 2017.

In April 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on May 15, 2017.

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

	Three Months Ended March 31,
	2017	2016
Capital expenditures :	(In millions)
Consideration for business acquisition	$1,032.4	$—
Contingent consideration (1)	(461.6)	—
Purchase consideration payable (2)	(90.0)	—
Business acquisition, net of cash acquired	480.8	—
Expansion	148.9	161.9
Maintenance	25.7	15.0
Gross capital expenditures	174.6	176.9
Transfers from materials and supplies inventory to property, plant and equipment	(0.4)	(0.5)
Decrease in capital project payables and accruals	(30.0)	13.7
Cash outlays for capital projects	144.2	190.1
Total	$625.0	$190.1

(1)	See Note 4 – Business Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the preliminary estimated fair value of contingent consideration at the acquisition date.
(2)	The payable will be settled in cash within 90 days from March 1, 2017.

We currently estimate that we will invest at least $960 million in net growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures decreased in the first quarter of 2017 as compared to 2016, primarily due to lower CBF train 5 construction costs, partially offset by the restart of the Benedum Plant and the commencement of construction of the Joyce Plant. Our maintenance capital expenditures increased for 2017 as compared to 2016, primarily due to higher numbers of compressors reaching the end of their maintenance cycles in the first quarter 2017 versus 2016 and increased well connects.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were $38.8 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers.

Risk Management

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all our commodity derivatives with major financial institutions or major oil companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2017, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations, (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (iii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing the Partnership’s senior secured indebtedness that ranks equal in right of payment with liens granted in favor of the Partnership’s senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas and NGL prices.  Unlike bilateral hedges, we are not subject to counterparty credit risks when using futures on futures exchanges.

Our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $(6.7) million and $21.2 million, during the three months ended March 31, 2017 and 2016, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $53.3 million at December 31, 2016 to a net asset position of $15.4 million at March 31, 2017. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

As of March 31, 2017, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	IF-Waha	2.87		103,600	-	-	(2.0)
Swap	IF-Waha	2.68		-	73,600	-	3.7
Swap	IF-Waha	2.77		-	-	45,383	6.5
				103,600	73,600	45,383

Swap	IF-PB	2.51		10,900	-	-	(1.0)
Swap	IF-PB	2.51		-	10,900	-	0.3
				10,900	10,900	-

Swap	IF-PEPL	2.6835		16,000	-	-	(1.1)
Swap	IF-PEPL	2.6835		-	16,000	-	0.4
Swap	IF-PEPL	2.6835		-	-	16,000	1.6
				16,000	16,000	16,000

Swap	NG-NYMEX	3.99		12,000	-	-	2.3

		Put Price	Call Price
Collar	IF-Waha	3.00	3.67	7,500	-	-	0.4
Collar	IF-Waha	3.25	4.20	-	1,849	-	0.2
				7,500	1,849	-

		Put Price	Call Price
Collar	IF-PB	2.80	3.50	15,400	-	-	0.6
Collar	IF-PB	3.00	3.65	-	7,637	-	1.4
				15,400	7,637	-

Basis Swap	EP-PERMIAN	(0.1444)		6,000	-	-	0.5

Basis Swap	PEPL	(0.3308)		6,000	-	-	0.1

Gathering & Processing total				177,400	109,986	61,383	13.9

Other (1)
Swap	NG-NYMEX	(3.1602)		(540)	-	-	$0.0
Basis Swap	Various	(0.1930)		83,964	1,103	-	(1.2)
Future	Various	3.2640		-	1,103	-	(0.1)
Other total				83,424	2,206	-	$(1.3)

							$12.6

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2746		4,498	-	-	0.8
Swap	C2-OPIS-MB	0.2776		-	2,368	-	(1.0)
Swap	C2-OPIS-MB	0.2932		-	-	1,710	(1.0)
Total				4,498	2,368	1,710

Swap	C3-OPIS-MB	0.6505		6,005	-	-	2.2
Swap	C3-OPIS-MB	0.5530		-	2,650	-	(1.3)
Swap	C3-OPIS-MB	0.5530		-	-	2,650	(0.1)
Total				6,005	2,650	2,650

Swap	IC4-OPIS-MB	0.8080		630	-	-	0.2
Swap	IC4-OPIS-MB	0.7487		-	230	-	0.0
Swap	IC4-OPIS-MB	0.7200		-	-	110	(0.0)
Total				630	230	110

Swap	NC4-OPIS-MB	0.7960		1,500	-	-	0.5
Swap	NC4-OPIS-MB	0.7388		-	600	-	0.2
Swap	NC4-OPIS-MB	0.7050		-	-	300	(0.0)
Total				1,500	600	300

Swap	C5-OPIS-MB	1.1056		1,510	-	-	(0.6)
Swap	C5-OPIS-MB	1.0385		-	810	-	(0.7)
Swap	C5-OPIS-MB	1.0825		-	-	569	0.3
Total				1,510	810	569

		Put Price	Call Price
Collar	C2-OPIS-MB	0.240	0.290	410	-	-	0.0

		Put Price	Call Price
Collar	C3-OPIS-MB	0.570	0.68625	380	-	-	0.0

		Put Price	Call Price
Collar	C5-OPIS-MB	1.210	1.415	130	-	-	0.2
Collar	C5-OPIS-MB	1.230	1.385	-	32	-	0.1
Total				130	32	-

Gathering & Processing total				15,063	6,690	5,339	$(0.2)

Other (1)(2)
Future	C2-OPIS-MB	0.2715		4,091	-	-	(0.1)
Future	C2-OPIS-MB	0.3015		-	1,288	-	(0.2)
Total				4,091	1,288	-

Future	C3-OPIS-MB	0.6618		1,400	-	-	0.4

Future	IC4-OPIS-MB	0.7800		218	-	-	(0.0)

Future	Heating Oil	1.5950		(7)	-	-	(0.0)

	Put Price
Option	C2-OPIS-MB	0.2694		727	-	-	0.2
Option	C2-OPIS-MB	0.2963		-	1,644	-	0.8
Total				727	1,644	-

Other total				6,429	2,932	-	$1.1

							$0.9

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	54.54		2,690	-	-	2.1
Swap	WTI-NYMEX	48.79		-	2,190	-	(2.4)
Swap	WTI-NYMEX	51.19		-	-	1,063	(0.1)
				2,690	2,190	1,063

		Put Price	Call Price
Collar	WTI-NYMEX	54.04	64.09	1,380	-	-	1.7
Collar	WTI-NYMEX	49.76	58.50	-	691	-	0.4
Collar	WTI-NYMEX	48.00	56.25	-	-	590	0.2
				1,380	691	590

Total				4,070	2,881	1,653

							1.9

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

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity contract, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 - Fair Value Measurements in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of March 31, 2017, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of March 31, 2017, we had $285.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.9 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $30.1 million as of March 31, 2017. The range of losses attributable to our individual counterparties would be between $0.1 million and $13.3 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of March 31, 2017, our operating income would decrease by $5.4 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 16 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Not applicable.

Repurchase of Equity by Targa Resources Partners LP or Affiliated Purchasers.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

2.1***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Delaware Midstream, LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-33303)).

2.2***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Energy, LLC (incorporated by reference to Exhibit 2.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-33303)).

2.3***

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

4.2*

Supplemental Indenture dated March 10, 2017 to Indenture dated January 31, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.3*

Supplemental Indenture dated March 10, 2017 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.4*

Supplemental Indenture dated March 10, 2017 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.5*

Supplemental Indenture dated March 10, 2017 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.6*

Supplemental Indenture dated March 10, 2017 to Indenture dated January 30, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.7*

Supplemental Indenture dated March 10, 2017 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.8*

Supplemental Indenture dated March 10, 2017 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

Number	Description

10.1

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.2

Indemnification Agreement by and between Targa Resources Corp. and Robert Muraro, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-34991)).

10.3+

Targa Resources Corp. 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partner’s Current Report on Form 8-K filed January 25, 2017(File No. 001-33303)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP (Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: May 4, 2017	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)