Form 10-Q
period 2017-06-30
Targa Resources Partners LP
filed 2017-08-03
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			June 30, 2017	December 31, 2016
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$72.1	$68.0
Trade receivables, net of allowances of $0.2 and $0.9 million at June 30, 2017 and December 31, 2016			548.5	673.2
Inventories			197.7	137.7
Assets from risk management activities			35.7	16.8
Other current assets			21.9	31.5
Total current assets			875.9	927.2
Property, plant and equipment			13,306.7	12,511.9
Accumulated depreciation			(3,080.0)	(2,821.0)
Property, plant and equipment, net			10,226.7	9,690.9
Intangible assets, net			2,264.7	1,654.0
Goodwill, net			256.6	210.0
Long-term assets from risk management activities			17.3	5.1
Investments in unconsolidated affiliates			218.4	240.8
Other long-term assets			14.3	16.9
Total assets			$13,873.9	$12,744.9

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$823.9	$773.9
Accounts payable to Targa Resources Corp.			55.1	61.0
Liabilities from risk management activities			9.5	49.1
Current debt obligations			500.1	275.0
Total current liabilities			1,388.6	1,159.0
Long-term debt			3,502.5	4,177.0
Long-term liabilities from risk management activities			5.5	26.1
Deferred income taxes, net			26.9	26.9
Other long-term liabilities			574.2	205.3

Contingencies (see Note 16)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
June 30, 2017	5,000,000	5,000,000
December 31, 2016	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	7,047.9	5,939.9
June 30, 2017	275,168,410	275,168,410
December 31, 2016	275,168,410	275,168,410
General partner	Issued	Outstanding	819.4	796.7
June 30, 2017	5,629,136	5,629,136
December 31, 2016	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			34.6	(61.8)
			8,022.5	6,795.4
Noncontrolling interests in subsidiaries			353.7	355.2
Total owners' equity			8,376.2	7,150.6
Total liabilities and owners' equity			$13,873.9	$12,744.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,623.8	$1,312.9	$3,481.7	$2,484.0
Fees from midstream services	243.9	270.7	498.6	542.0
Total revenues	1,867.7	1,583.6	3,980.3	3,026.0
Costs and expenses:
Product purchases	1,420.6	1,145.2	3,074.8	2,156.2
Operating expenses	155.2	138.9	307.1	270.9
Depreciation and amortization expense	203.4	186.1	394.6	379.6
General and administrative expense	47.5	44.9	92.9	88.3
Goodwill impairment	—	—	—	24.0
Other operating (income) expense	0.3	0.1	16.5	1.1
Income from operations	40.7	68.4	94.4	105.9
Other income (expense):
Interest expense, net	(58.9)	(66.4)	(117.5)	(113.3)
Equity earnings (loss)	(4.2)	(4.4)	(16.8)	(9.2)
Gain (loss) from financing activities	(10.7)	(3.3)	(10.7)	21.4
Other, net	4.4	(0.1)	(4.0)	(0.2)
Income (loss) before income taxes	(28.7)	(5.8)	(54.6)	4.6
Income tax (expense) benefit	(0.5)	0.9	4.2	1.1
Net income (loss)	(29.2)	(4.9)	(50.4)	5.7
Less: Net income attributable to noncontrolling interests	10.2	5.8	16.2	8.8
Net income (loss) attributable to Targa Resources Partners LP	$(39.4)	$(10.7)	$(66.6)	$(3.1)

Net income attributable to preferred limited partners	$2.8	$2.8	$5.6	$5.6
Net income (loss) attributable to general partner	(0.8)	24.4	(1.4)	39.2
Net income (loss) attributable to common limited partners	(41.4)	(37.9)	(70.8)	(47.9)
Net income (loss) attributable to Targa Resources Partners LP	$(39.4)	$(10.7)	$(66.6)	$(3.1)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(In millions)		(In millions)
Net income (loss)	$(29.2)	$(4.9)	$(50.4)	$5.7
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	29.8	(60.2)	96.0	(53.5)
Settlements reclassified to net income	(5.7)	(18.3)	0.4	(42.4)
Other comprehensive income (loss)	24.1	(78.5)	96.4	(95.9)
Comprehensive income (loss)	(5.1)	(83.4)	46.0	(90.2)
Less: Comprehensive income attributable to noncontrolling interests	10.2	5.8	16.2	8.8
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(15.3)	$(89.2)	$29.8	$(99.0)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	—	$—	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	1,572.8	—	32.2	—	—	—	—	1,605.0
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	—	—	(12.5)	(12.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(21.7)	(21.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	16.5	16.5
Other comprehensive income (loss)	—	—	—	—	—	—	96.4	—	—	—	96.4
Net income (loss)	—	5.6	—	(70.8)	—	(1.4)	—	—	—	16.2	(50.4)
Distributions	—	(5.6)	—	(394.0)	—	(8.1)	—	—	—	—	(407.7)
Balance June 30, 2017	5,000	$120.6	275,168	$7,047.9	5,629	$819.4	$34.6	—	$—	$353.7	$8,376.2

Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	51,695	956.5	1,055	19.5	—	—	—	—	976.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6.3)	(6.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	19.1	19.1
Other comprehensive income (loss)	—	—	—	—	—	—	(95.9)	—	—	—	(95.9)
Net income (loss)	—	5.6	—	(47.9)	—	39.2	—	—	—	8.8	5.7
Distributions	—	(5.6)	—	(289.5)	—	(65.7)	—	—	—	—	(360.8)
Balance June 30, 2016	5,000	$120.6	236,595	$5,161.3	4,828	$1,728.1	$(9.1)	—	$—	$441.7	$7,442.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(50.4)	$5.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	4.7	6.6
Compensation on equity grants	—	2.2
Depreciation and amortization expense	394.6	379.6
Goodwill impairment	—	24.0
Accretion of asset retirement obligations	2.2	2.3
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	6.9	(14.6)
Deferred income tax expense (benefit)	—	(1.1)
Equity (earnings) loss of unconsolidated affiliates	16.8	9.2
Distributions of earnings received from unconsolidated affiliates	4.0	—
Risk management activities	10.0	3.2
(Gain) loss on sale or disposition of assets	16.2	0.9
(Gain) loss from financing activities	10.7	(21.4)
Change in contingent considerations included in Other expense	1.2	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	140.9	29.8
Inventories	(68.6)	12.4
Accounts payable and other liabilities	(93.8)	23.0
Net cash provided by operating activities	395.4	461.8
Cash flows from investing activities
Outlays for property, plant and equipment	(527.6)	(307.7)
Outlays for business acquisition, net of cash acquired	(570.8)	—
Investments in unconsolidated affiliates	(0.6)	—
Return of capital from unconsolidated affiliates	3.2	3.9
Other, net	(12.8)	(1.4)
Net cash used in investing activities	(1,108.6)	(305.2)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,016.0	835.0
Repayments of credit facility	(1,166.0)	(1,060.0)
Proceeds from borrowings under accounts receivable securitization facility	218.5	121.4
Repayments of accounts receivable securitization facility	(243.5)	(115.7)
Open market purchases of senior notes	—	(534.3)
Redemption of senior notes	(287.6)	—
Costs incurred in connection with financing arrangements	—	(7.5)
Repurchase of common units under compensation plans	—	(0.1)
Purchase of noncontrolling interests in subsidiary	(12.5)	—
Contributions from general partner	32.2	19.5
Contributions from TRC	1,572.8	956.5
Contributions from noncontrolling interests	16.5	19.1
Distributions to noncontrolling interests	(21.4)	(6.3)
Distributions to unitholders	(407.7)	(360.8)
Payments of distribution equivalent rights	—	(0.3)
Net cash provided by (used in) financing activities	717.3	(133.5)
Net change in cash and cash equivalents	4.1	23.1
Cash and cash equivalents, beginning of period	68.0	135.4
Cash and cash equivalents, end of period	$72.1	$158.5

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2017 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our policies during the six months ended June 30, 2017, except as noted below.

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

We expect to adopt this new revenue recognition standard on January 1, 2018, presenting a cumulative effect adjustment in the period the standard is adopted. We also anticipate electing the practical expedient to apply the guidance retrospectively to only those contracts that are not completed contracts at the date of initial application. We have disaggregated contracts within our two segments and are in the process of reviewing contracts and transaction types with counterparties in order to evaluate how the new standard would impact our current revenue recognition and disclosure policies upon adoption. In addition, we are also evaluating the implications around principal versus agent considerations, as well as whether certain contracts within our gathering and processing segment create relationships with counterparties akin to suppliers or involve significant sharing of risks that would exclude such contracts from the scope of Topic 606.

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

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing an initial required screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, then the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted for transactions that have not been previously reported. We will apply this guidance to all transactions completed subsequent to our adoption of these amendments.

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

Other Income

In February 2017, FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Specifically, the amendments clarify that the guidance applies to all nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies and defines "in substance financial asset" as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. These amendments also impact the accounting for partial sales of nonfinancial assets, whereby an entity that transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, will measure the retained interest at fair value resulting in the full gain/loss recognition upon sale. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of such amendments on our consolidated financial statements.

Stock Compensation – Scope of Modification Accounting

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will apply modification accounting only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions of a share-based payment award. In addition, the new guidance clarifies that regardless of whether an entity is required to apply modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications continue to apply. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We early adopted the applicable amendments in second quarter of 2017 and will apply the new guidance prospectively to awards modified on or after the adoption date.

Financial Instruments with Down Round Features

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity-linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the applicable amendments in the second quarter of 2017 on a retrospective basis noting no effect on our consolidated financial statements.

Note 4 – Acquisitions and Divestitures

2017 Acquisitions

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Contributions from TRC were used to fund the cash portion of the Permian Acquisition purchase price. Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

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

The acquired businesses contributed revenues of $36.4 million and a net loss of $12.6 million to us for the period from March 1, 2017 to June 30, 2017, and are reported in our Gathering and Processing segment. As of June 30, 2017, we had incurred $5.2 million of acquisition-related costs. These expenses are included in Other expense in our Consolidated Statements of Operations for the six months ended June 30, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the six months ended June 30, 2017 and June 30, 2016 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	June 30, 2017	June 30, 2016
	Pro Forma	Pro Forma
Revenues	$3,994.4	$3,034.3
Net income (loss)	(52.3)	(26.4)

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

•

Exclude $5.2 million of acquisition-related costs incurred as of June 30, 2017 from pro forma net income for the six months ended June 30, 2017. Pro forma net income for the six months ended June 30, 2016 was adjusted to include those charges.

The following table summarizes the consideration transferred to acquire New Delaware and New Midland:

Fair Value of Consideration Transferred:
Cash paid, net of $3.3 million cash acquired	$570.8
Contingent consideration valuation	416.3
Total	$987.1

We accounted for the Permian Acquisition as an acquisition of a business under purchase accounting rules. The assets acquired and liabilities assumed related to the Permian Acquisition were recorded at their fair values as of the closing date of March 1, 2017. The fair values below are preliminary and subject to revisions pending the finalization of our review of the valuation. These and other estimates are subject to change as additional information becomes available and is assessed by us. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date is shown below:

Fair value determination:	March 1, 2017
Trade and other current receivables, net	$6.7
Other current assets	0.6
Property, plant and equipment	255.8
Intangible assets	692.3
Current liabilities	(14.1)
Other long-term liabilities	(0.8)
Total identifiable net assets	940.5
Goodwill	46.6
Total fair value of consideration transferred	$987.1

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $46.6 million, which was recorded as goodwill. As of June 30, 2017, this determination is based on our preliminary valuation and is subject to revisions pending the finalization of our review of the valuation. As a result, goodwill is also preliminary. The preliminary goodwill is attributable to expected operational and capital synergies. The goodwill is expected to be amortizable for tax purposes. The attribution of the goodwill to reporting units for the purpose of required future impairment assessments will be completed in conjunction with our finalization of the fair value determination.

The preliminary fair value of assets acquired included trade receivables of $6.7 million, substantially all of which has been subsequently collected.

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

During the three months ended June 30, 2017, we recorded measurement period adjustments to our preliminary acquisition date fair values due to the refinement of our valuation models, assumptions and inputs, including forecasts of future volumes, capital expenditures and operating expenses. The measurement period adjustments are based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. We have recognized these measurement period adjustments in the current reporting period, with the effect on the consolidated statements of operations resulting from the change to the provisional amounts calculated as if the acquisition had been completed at March 1, 2017. During the three months ended June 30, 2017, the acquisition date fair value of contingent consideration liability decreased by $45.3 million, intangible assets increased by $66.7 million, and other assets, net, increased by $0.4 million, which resulted in a decrease in goodwill of $112.4 million. These adjustments resulted in an increase in depreciation and amortization expense of $0.4 million recorded in the three months ended June 30, 2017.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The preliminary acquisition date fair value of the potential earn-out payments of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings. During the six months ended June 30, 2017, we recognized $1.1 million as Other expense related to the change in fair value of the contingent consideration. See Note 14 – Fair Value Measurements for additional discussion of the fair value methodology.

As of June 30, 2017, the fair value of the first potential earn-out payment of $40.6 million has been recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. As of June 30, 2017, the fair value of the second potential earn-out payment of $376.8 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets.

Flag City Acquisition

On May 9, 2017, we purchased all of the equity interests in Flag City Processing Partners, LLC ("FCCP") from Boardwalk Midstream, LLC (“Boardwalk”) and all of the equity interests in FCPP Pipeline, LLC from Boardwalk Field Services, LLC (“BFS”) for a base purchase price of $60.0 million subject to customary closing adjustments. The preliminary adjustment to the base purchase price paid to Boardwalk at closing was an additional $4.7 million. Final adjustments and settlement will occur within 90 days of closing. As part of the acquisition (the “Flag City Acquisition”), we acquired a natural gas processing plant with 150 MMcf/d of operating capacity (the “Flag City Plant”) located in Jackson County, Texas; 24 miles of gas gathering pipeline systems and related rights-of-ways located in Bee and Karnes counties in Texas; 102.1 acres of land surrounding the Flag City Plant; and a limited number of gas supply contracts.

The gas processing activities under the Flag City Plant contracts have been transferred to our Silver Oak Plants. We have shut down the Flag City Plant and intend to move the plant and its component parts to other Targa locations.

We accounted for this purchase as an asset acquisition and have capitalized less than $0.1 million of acquisition related costs as a component of the cost of assets acquired, which resulted in a preliminary allocation of $51.5 million of property, plant and equipment, $8.5 million of intangible assets for customer contracts and $4.7 million of current assets and liabilities, net.

Purchase of Outstanding Silver Oak II Interests

Effective as of June 1, 2017, we repurchased from SN Catarina, LLC (a subsidiary of Sanchez Energy Corp.) the remaining 10% interest in our consolidated Silver Oak II Gas processing facility and other related assets located in Bee County, Texas for a purchase price of $12.5 million. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of a noncontrolling interest and no gain or loss was recognized in our Consolidated Statements of Operations as a result.

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

As a result of the April 4, 2017 sale, we recognized a loss of $16.1 million in our Consolidated Statements of Operations for the three months ended March 31, 2017 as part of Other operating (income) expense to impair our basis in the VGS net assets to its fair value. As such, the VGS divestiture had no impact on our net income for the three months ended June 30, 2017 and its primary impact was the removal of the VGS assets and liabilities from our Consolidated Balance Sheet.

Note 5 — Inventories

	June 30, 2017	December 31, 2016
Commodities	$187.8	$126.9
Materials and supplies	9.9	10.8
	$197.7	$137.7

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	June 30, 2017	December 31, 2016	Estimated Useful Lives (In Years)
Gathering systems	$6,849.2	$6,626.9	5 to 20
Processing and fractionation facilities	3,554.7	3,383.6	5 to 25
Terminaling and storage facilities	1,233.6	1,205.0	5 to 25
Transportation assets	342.7	451.4	10 to 25
Other property, plant and equipment	283.7	274.0	3 to 25
Land	122.3	121.2	—
Construction in progress	920.5	449.8	—
Property, plant and equipment	13,306.7	12,511.9
Accumulated depreciation	(3,080.0)	(2,821.0)
Property, plant and equipment, net	$10,226.7	$9,690.9

Intangible assets	$2,737.4	$2,036.6	10 to 20
Accumulated amortization	(472.7)	(382.6)
Intangible assets, net	$2,264.7	$1,654.0

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in the Permian and Flag City Acquisitions in 2017, the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”) and our Badlands acquisition in 2012. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

The intangible assets acquired in the Permian Acquisition were recorded at a preliminary fair value of $692.3 million pending completion of final valuations. For the purposes of preparing the accompanying financial statements (which include four months of amortization of these intangible assets), we are amortizing these intangible assets over a 15-year life using the straight-line method. The amortization method and lives for the Permian Acquisition intangibles will be reviewed and possibly revised as we finalize the valuations over the upcoming months.

The intangible assets acquired in the Flag City Acquisition were recorded at a preliminary fair value of $8.5 million pending completion of the final valuation. For the purposes of preparing the accompanying financial statements (which include two months of amortization of these intangible assets), we are amortizing these intangible assets over a 10-year life using the straight-line method. The amortization method and lives for the Flag City Acquisition intangibles will be reviewed and possibly revised as we finalize the valuation.

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

The estimated annual amortization expense for intangible assets, including the provisional Permian and Flag City valuations is approximately $188.4 million, $182.7 million, $171.7 million, $159.5 million and $149.6 million for each of the years 2017 through 2021.

The changes in our intangible assets are as follows:

Balance at December 31, 2016	$1,654.0
Additions from Permian Acquisition	692.3
Additions from Flag City Acquisition	8.5
Amortization	(90.1)
Balance at June 30, 2017	$2,264.7

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

Changes in the net book value of our goodwill are as follows:

	WestTX	SouthTX	Permian	Total
Balance at December 31, 2016, net	$174.7	$35.3	$—	$210.0
Permian Acquisition, March 1, 2017 (preliminary valuation)	—	—	46.6	46.6
Balance at June 30, 2017, net	$174.7	$35.3	$46.6	$256.6

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
Balance at December 31, 2016	$46.1	$58.6	$118.6	$17.5	$240.8
Equity earnings (loss)	4.0	(2.4)	(5.4)	(13.0)	(16.8)
Cash distributions (1)	(7.2)	—	—	—	(7.2)
Contributions for expansion projects (2)	—	0.4	1.1	0.1	1.6
Balance at June 30, 2017	$42.9	$56.6	$114.3	$4.6	$218.4

(1)

Includes $3.2 million in distributions received from GCF in excess of our share of cumulative earnings for the six months ended June 30, 2017. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur.

(2)      Includes a $1.0 million contribution of property, plant and equipment to T2 Eagle Ford.

Our equity loss for the six months ended June 30, 2017 includes the effect of an impairment in the carrying value of our investment in T2 EF Cogen. As a result of the decrease in current and expected future utilization of the underlying cogeneration assets, we have determined that factors indicate that a decrease in the value of our investment occurred that was other than temporary. As a result of this evaluation, we recorded an impairment loss of approximately $12.0 million in the first quarter of 2017, which represented our proportionate share (50%) of an impairment charge recorded by the joint venture, as well as our impairment of the unamortized excess fair value resulting from the Atlas mergers.

The carrying values of the T2 gathering joint ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of June 30, 2017, $26.9 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Note 9 — Accounts Payable and Accrued Liabilities

	June 30, 2017	December 31, 2016
Commodities	$482.7	$574.5
Other goods and services	190.3	113.4
Interest	53.4	52.2
Permian Acquisition contingent consideration, estimated current portion	40.6	—
Income and other taxes	39.1	19.1
Other	17.8	14.7
	$823.9	$773.9

Accounts payable and accrued liabilities includes $42.9 million and $30.2 million of liabilities to creditors to whom we have issued checks that remain outstanding as of June 30, 2017 and December 31, 2016. The estimated current portion of the Permian Acquisition contingent consideration represents the fair value as of June 30, 2017, of the first potential earn-out payment that may occur in May 2018. The estimated remaining portion would be payable in May 2019 and is recorded within Other long-term liabilities on our Consolidated Balance Sheets.

Note 10 — Debt Obligations

	June 30, 2017	December 31, 2016

Current:
Accounts receivable securitization facility, due December 2017	$250.0	$275.0
Senior unsecured notes, 5% fixed rate, due January 2018 (1)	250.5	—
	500.5	275.0
Debt issuance costs, net of amortization	(0.4)	—
Current debt obligations	500.1	275.0
Long-term:
Senior secured revolving credit facility, variable rate, due October 2020 (2)	—	150.0
Senior unsecured notes:
5% fixed rate, due January 2018 (1)	—	250.5
4⅛% fixed rate, due November 2019	749.4	749.4
6⅜% fixed rate, due August 2022	—	278.7
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅜% fixed rate, due February 2027	500.0	500.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.4	0.5
	3,528.0	4,207.3
Debt issuance costs, net of amortization	(25.5)	(30.3)
Long-term debt	3,502.5	4,177.0
Total debt obligations	$4,002.6	$4,452.0
Irrevocable standby letters of credit outstanding	$20.4	$13.2

(1)	The 5% Notes were reclassified to a current liability in January 2017. Prior to that date, the notes were classified as a long-term liability on our Consolidated Balance Sheets.
(2)	As of June 30, 2017, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,579.6 million.
(3)	Targa Pipeline Partners, L.P. (“TPL”) notes are not guaranteed by us.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2017:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.0% - 5.3%	3.2%
Accounts receivable securitization facility	1.8% - 2.2%	1.9%

Compliance with Debt Covenants

As of June 30, 2017, we were in compliance with the covenants contained in our various debt agreements.

Securitization Facility

On February 23, 2017, we amended the accounts receivable securitization facility (“Securitization Facility”) to increase the facility size from $275.0 million to $350.0 million.  As of June 30, 2017, there was $250.0 million outstanding under the Securitization Facility.

Debt Repurchases & Extinguishments

In June 2017, we redeemed our outstanding 6⅜% Senior Notes due August 2022 (“6⅜% Senior Notes”), totaling $278.7 million in aggregate principal amount, at a price of 103.188% plus accrued interest through the redemption date. The redemption resulted in a $10.7 million loss, which is reflected as loss from financing activities on the Consolidated Statements of Operations, consisting of premiums paid of $8.9 million and a non-cash loss to write-off $1.8 million of unamortized debt issuance costs.

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	June 30, 2017	December 31, 2016
Asset retirement obligations	$48.6	$64.1
Mandatorily redeemable preferred interests	77.2	68.5
Deferred revenue	68.3	69.8
Permian Acquisition contingent consideration, noncurrent portion	376.8	-
Other liabilities	3.3	2.9
Total long-term liabilities	$574.2	$205.3

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

Balance at December 31, 2016	$64.1
Additions (1)	0.8
Reduction due to sale of VGS	(21.6)
Change in cash flow estimate	3.1
Accretion expense	2.2
Balance at June 30, 2017	$48.6

_____________________________________________________________________________________________________________________________________________________________

(1)	Amount reflects AROs assumed from the Permian Acquisition.

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of June 30, 2017.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2016	$68.5
Income attributable to mandatorily redeemable preferred interests	1.8
Change in estimated redemption value included in interest expense	6.9
Balance at June 30, 2017	$77.2

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we will build and operate a 35,000 barrel per day crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 barrels of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed by the first half of 2018, and has an estimated total cost of approximately $140.0 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. The Splitter Agreement provides that subsequent annual payments of $43.0 million (subject to an annual inflation factor) are to be paid to Targa through 2022. The deferred revenue will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025.

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

The following table shows the components of deferred revenue:

	June 30, 2017	December 31, 2016
Splitter agreement	$43.0	$43.0
Gas contract amendment	19.0	19.7
Other deferred revenue	6.3	7.1
Total deferred revenue	$68.3	$69.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2016	$69.8
Additions	-
Revenue recognized	(1.5)
Balance at June 30, 2017	$68.3

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The first potential earn-out payment would occur in May 2018 and the second potential earn-out payment would occur in May 2019. The preliminary acquisition date fair value of the potential earn-out payments of $461.6 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets as of March 31, 2017. During the second quarter of 2017, we recorded a measurement period adjustment to reduce the preliminary acquisition date fair value of the potential earn-out payment to $416.3 million. Subsequent changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings.

For the four months ended June 30, 2017, we had an increase in the fair value of this liability of $1.1 million, bringing the total Permian Acquisition contingent consideration to $417.4 million. As of June 30, 2017, the fair value of the first potential earn-out payment of $40.6 million has been recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. As of June 30, 2017, the fair value of the second potential earn-out payment of $376.8 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets. See Note 14 – Fair Value Measurements for additional discussion of the fair value methodology.

The following table shows the changes in contingent consideration:

Balance at March 1, 2017 (acquisition date)	$461.6
Measurement period adjustment	(45.3)
Increase in fair value since acquisition date	1.1
Balance at June 30, 2017	$417.4
Less: Current portion	(40.6)
Long-term balance at June 30, 2017	$376.8

Note 12 — Partnership Units and Related Matters

Distributions

As a result of the TRC/TRP Merger, TRC is entitled to receive all available Partnership distributions on the Partnership’s common units after payment of preferred distributions each quarter. We have discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 1 – Organization and Operations.

The following details the distributions declared or paid by us during the six months ended June 30, 2017:

Three Months	Date Paid	Total	Distributions to
Ended	Or to Be Paid	Distributions	Targa Resources Corp.

June 30, 2017	August 10, 2017	$225.4	$222.6
March 31, 2017	May 11, 2017	209.6	206.8
December 31, 2016	February 10, 2017	198.1	195.3

Contributions

Subsequent to December 1, 2016, the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions to us, but all capital contributions will continue to be allocated 98% to the limited partner and 2% to the general partner. During the six months ended June 30, 2017, TRC made total capital contributions to us of $1,605.0 million.

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

We paid $2.8 million and $5.6 million of distributions to the holders of preferred units (“Preferred Unitholders”) during the three and six months ended June 30, 2017. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In July 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on August 15, 2017.

Note 13 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity prices associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.9 million and $4.9 million for the three and six months ended June 30, 2017 and $6.3 million and $15.1 million for the three and six months ended June 30, 2016, related to these novated contracts. From the acquisition date through June 30, 2017, we have received derivative settlements of $99.5 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, we recorded ineffectiveness gains (losses) of less than $(0.1) million and $0.1 million for the three and six months ended June 30, 2017 and $(0.2) million and less than $0.1 million for the three and six months ended June 30, 2016, related to otherwise qualifying TPL derivatives, which are primarily natural gas swaps.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

At June 30, 2017, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	154,828	115,327	76,136
Natural Gas	Basis Swaps	MMBtu/d	121,739	3,226	-
Natural Gas	Futures	MMBtu/d	-	1,103	-
Natural Gas	Options	MMBtu/d	22,900	9,486	-
NGL	Swaps	Bbl/d	16,682	7,208	5,889
NGL	Futures	Bbl/d	18,587	7,616	-
NGL	Options	Bbl/d	2,007	2,986	410
Condensate	Swaps	Bbl/d	2,690	2,190	1,063
Condensate	Options	Bbl/d	1,380	691	590

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

		Fair Value as of June 30, 2017		Fair Value as of December 31, 2016
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$35.4	$8.6	$16.7	$48.6
	Long-term	17.3	5.5	5.1	26.1
Total derivatives designated as hedging instruments		$52.7	$14.1	$21.8	$74.7
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.3	$0.9	$0.1	$0.5
Total derivatives not designated as hedging instruments		$0.3	$0.9	$0.1	$0.5
Total current position		$35.7	$9.5	$16.8	$49.1
Total long-term position		17.3	5.5	5.1	26.1
Total derivatives		$53.0	$15.0	$21.9	$75.2

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
June 30, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$34.6	$(9.2)	$(5.5)	$26.0	$(6.1)
Counterparties without offsetting positions - assets	1.1	-	-	1.1	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	35.7	(9.5)	(5.5)	27.1	(6.4)
Long Term Position
Counterparties with offsetting positions or collateral	16.5	(4.6)	-	11.9	-
Counterparties without offsetting positions - assets	0.8	-	-	0.8	-
Counterparties without offsetting positions - liabilities	-	(0.9)	-	-	(0.9)
	17.3	(5.5)	-	12.7	(0.9)
Total Derivatives
Counterparties with offsetting positions or collateral	51.1	(13.8)	(5.5)	37.9	(6.1)
Counterparties without offsetting positions - assets	1.9	-	-	1.9	-
Counterparties without offsetting positions - liabilities	-	(1.2)	-	-	(1.2)
	$53.0	$(15.0)	$(5.5)	$39.8	$(7.3)

	Gross Presentation			Pro forma net presentation
December 31, 2016	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$16.8	$(46.1)	$7.0	$5.7	$(28.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.0)	-	-	(3.0)
	16.8	(49.1)	7.0	5.7	(31.0)
Long Term Position
Counterparties with offsetting positions or collateral	5.1	(18.7)	-	-	(13.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.4)	-	-	(7.4)
	5.1	(26.1)	-	-	(21.0)
Total Derivatives
Counterparties with offsetting positions or collateral	21.9	(64.8)	7.0	5.7	(41.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(10.4)	-	-	(10.4)
	$21.9	$(75.2)	$7.0	$5.7	$(52.0)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $38.0 million as of June 30, 2017. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2017	2016	2017	2016
Commodity contracts	$29.8	$(60.2)	$96.0	$(53.5)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2017	2016	2017	2016
Revenues	$5.7	$18.3	$(0.4)	$42.4

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2017	2016	2017	2016
Commodity contracts	Revenue	$(0.3)	$(0.3)	$(1.0)	$1.6

Based on valuations as of June 30, 2017, we expect to reclassify commodity hedge related deferred gains of $35.4 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2019, with $23.7 million of gains to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2017, a net asset position of $38.0 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $31.1 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $107.7 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$51.1	$51.1	$—	$45.5	$5.6
Liabilities from commodity derivative contracts (1)	13.1	13.1	—	11.0	2.1
Permian Acquisition contingent consideration (2)	417.4	417.4	—	—	417.4
TPL contingent consideration (3)	2.7	2.7	—	—	2.7
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	72.1	72.1	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	3,778.5	3,869.7	—	3,869.7	—
Accounts receivable securitization facility	250.0	250.0	—	250.0	—

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$21.0	$21.0	$—	$19.6	$1.4
Liabilities from commodity derivative contracts (1)	74.2	74.2	—	69.3	4.9
TPL contingent consideration (3)	2.6	2.6	—	—	2.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	68.0	68.0	—	—	—
TRP Revolver	150.0	150.0	—	150.0	—
Senior unsecured notes	4,057.3	4,101.6	—	4,101.6	—
Accounts receivable securitization facility	275.0	275.0	—	275.0	—

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

(2)	We have a contingent consideration liability related to the Permian Acquisition, which is carried at fair value. See Note 4 – Acquisitions and Divestitures.
(3)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value.

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

As of June 30, 2017, we had 27 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2016	$(3.6)	$(2.6)
Change in fair value of TPL contingent consideration	-	(0.1)
Fair value of Permian Acquisition contingent consideration (1)	-	(417.4)
New Level 3 derivative instruments	(0.3)	-
Transfers out of Level 3 (2)	1.6	-
Settlements included in Revenue	0.2	-
Unrealized gain/(loss) included in OCI	5.6	-
Balance, June 30, 2017	$3.5	$(420.1)

(1)

Represents the June 30, 2017 balance of the contingent consideration that arose as part of the Permian Acquisition in Q1 2017. See Note 4 –Acquisitions and Divestitures for discussion of the initial fair value.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Targa billings of payroll and related costs included in operating expense	$47.6	$42.2	$94.6	$82.5
Targa allocation of general and administrative expense	41.5	37.6	83.6	77.6
Cash distributions to Targa based on IDR, general partner and limited partner ownership (1)	206.8	154.8	402.1	216.2
Cash contributions from Targa related to limited partner ownership (2)	930.9	171.5	1,572.8	956.5
Cash contributions from Targa to maintain its 2% general partner ownership	19.1	3.5	32.2	19.5

_______________________

(1)	As a result of the Third A&R Partnership Agreement, 2017 cash distributions to Targa are only based on general partner and limited partner ownership.
(2)

The 2016 cash contributions from Targa related to limited partner ownership were contributed for the issuance of common units. The 2017 cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 12 – Partnership Units and Related Matters.

Note 16 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 17 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Gain) loss on sale or disposal of assets (1)	$0.1	$-	$16.2	$0.9
Miscellaneous business tax	0.2	0.1	0.3	0.2
	$0.3	$0.1	$16.5	$1.1

__________________________________________________________________________________________________

(1)	Comprised primarily of a $16.1 million loss in the first quarter of 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 4, 2017 sale.

Note 18 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Cash:
Interest paid, net of capitalized interest (1)	$103.0	$132.3
Income taxes paid, net of refunds	(4.9)	1.1
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$8.3	$16.9
Impact of capital expenditure accruals on property, plant and equipment	80.0	(16.8)
Transfers from materials and supplies inventory to property, plant and equipment	1.5	0.9
Contribution of property, plant and equipment to investment in unconsolidated affiliates.	1.0	—
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	3.1	(9.1)
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Acquisitions and Divestitures):
Contingent consideration recorded at the acquisition date	$416.3	$—
Non-cash financing activities:
Accrued distribution to noncontrolling interests	$0.3	$—
Cancellation of treasury units	—	(10.4)
Accrued distributions on unvested equity awards under share compensation arrangements	—	0.2

_____________

(1)	Interest capitalized on major projects was $4.1 million and $6.3 million for the six months ended June 30, 2017 and 2016.

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

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$177.5	$1,440.3	$6.0	$—	$1,623.8
Fees from midstream services	132.3	111.6	—	—	243.9
	309.8	1,551.9	6.0	—	1,867.7
Intersegment revenues
Sales of commodities	712.4	81.8	—	(794.2)	—
Fees from midstream services	1.4	7.1	—	(8.5)	—
	713.8	88.9	—	(802.7)	—
Revenues	$1,023.6	$1,640.8	$6.0	$(802.7)	$1,867.7
Operating margin	$173.5	$112.4	$6.0	$—	$291.9
Other financial information:
Total assets (1)	$10,845.2	$2,918.5	$46.7	$63.5	$13,873.9
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$295.8	$136.1	$—	$2.6	$434.5

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended June 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$158.7	$1,135.6	$18.6	$—	$1,312.9
Fees from midstream services	124.6	146.1	—	—	270.7
	283.3	1,281.7	18.6	—	1,583.6
Intersegment revenues
Sales of commodities	468.6	52.7	—	(521.3)	—
Fees from midstream services	1.8	4.4	—	(6.2)	—
	470.4	57.1	—	(527.5)	—
Revenues	$753.7	$1,338.8	$18.6	$(527.5)	$1,583.6
Operating margin	$139.1	$141.8	$18.6	$—	$299.5
Other financial information:
Total assets (1)	$10,168.0	$2,644.4	$55.0	$39.4	$12,906.8
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$71.3	$42.7	$—	$0.9	$114.9

____________________________________________________________________________________________

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Six Months Ended June 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$344.3	$3,132.5	$4.9	$—	$3,481.7
Fees from midstream services	250.7	247.9	—	—	498.6
	595.0	3,380.4	4.9	—	3,980.3
Intersegment revenues
Sales of commodities	1,425.5	157.2	—	(1,582.7)	—
Fees from midstream services	3.3	14.1	—	(17.4)	—
	1,428.8	171.3	—	(1,600.1)	—
Revenues	$2,023.8	$3,551.7	$4.9	$(1,600.1)	$3,980.3
Operating margin	$351.1	$242.4	$4.9	$—	$598.4
Other financial information:
Total assets (1)	$10,845.2	$2,918.5	$46.7	$63.5	$13,873.9
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$434.7	$171.0	$—	$3.4	$609.1
Business acquisition	$987.1	$—	$—	$—	$987.1

_____________________________________________________________________________________________

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Six Months Ended June 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$269.0	$2,169.3	$45.7	$—	$2,484.0
Fees from midstream services	240.4	301.6	—	—	542.0
	509.4	2,470.9	45.7	—	3,026.0
Intersegment revenues
Sales of commodities	881.0	100.0	—	(981.0)	—
Fees from midstream services	3.9	8.5	—	(12.4)	—
	884.9	108.5	—	(993.4)	—
Revenues	$1,394.3	$2,579.4	$45.7	$(993.4)	$3,026.0
Operating margin	$254.7	$298.5	$45.7	$—	$598.9
Other financial information:
Total assets (1)	$10,168.0	$2,644.4	$55.0	$39.4	$12,906.8
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$174.2	$115.9	$—	$1.7	$291.8

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales of commodities:
Natural gas	$496.0	$309.5	$976.9	$636.4
NGL	1,034.3	923.5	2,349.0	1,708.9
Condensate	47.4	39.0	91.0	61.2
Petroleum products	40.1	22.3	59.9	31.8
Derivative activities	6.0	18.6	4.9	45.7
	1,623.8	1,312.9	3,481.7	2,484.0
Fees from midstream services:
Fractionating and treating	32.0	31.5	63.0	61.6
Storage, terminaling, transportation and export	72.9	108.2	172.7	226.7
Gathering and processing	122.7	114.0	230.5	219.0
Other	16.3	17.0	32.4	34.7
	243.9	270.7	498.6	542.0
Total revenues	$1,867.7	$1,583.6	$3,980.3	$3,026.0

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of operating margin to net income (loss):
Operating margin	$291.9	$299.5	$598.4	$598.9
Depreciation and amortization expenses	(203.4)	(186.1)	(394.6)	(379.6)
General and administrative expenses	(47.5)	(44.9)	(92.9)	(88.3)
Goodwill impairment	—	—	—	(24.0)
Interest expense, net	(58.9)	(66.4)	(117.5)	(113.3)
Other, net	(10.8)	(7.9)	(48.0)	10.9
Income tax (expense) benefit	(0.5)	0.9	4.2	1.1
Net income (loss)	$(29.2)	$(4.9)	$(50.4)	$5.7

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

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the "initial purchase price"). Contributions from TRC were used to fund the cash portion of the Permian Acquisition purchase price. Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity and an uninstalled 60 MMcf/d plant, known as the Oahu Plant, which we are in the process of installing in the Delaware Basin with expectations of commencing operations in late 2017. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Delaware system.

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

Additional Permian System Processing Capacity

In November 2016, we announced plans to restart the idled 45 MMcf/d Benedum cryogenic processing plant and to add 20 MMcf/d of capacity at our Midkiff Plant in our WestTX system.  The Benedum Plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward Plant, and was brought back online in the first quarter of 2017.  The addition of 20 MMcf/d of capacity at our Midkiff Plant was completed in the second quarter of 2017 and increased overall plant capacity of the Midkiff/Consolidator Plant complex in Reagan County, Texas from 210 MMcf/d to 230 MMcf/d. Also in November 2016, we announced plans to build the 200 MMcf/d Joyce Plant, which is expected to be completed in the first quarter of 2018. We expect total net growth capital expenditures for the Joyce Plant to be approximately $80 million.

In May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Midland system in the Midland Basin. This project includes a new 200 MMcf/d cryogenic processing plant, known as the Johnson plant, which is expected to begin operations in the third quarter of 2018. We expect total net growth capital expenditures for the Johnson Plant to be approximately $100 million.

Also in May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Delaware system in the Delaware Basin. This project includes a new 250 MMcf/d cryogenic processing plant, known as the Wildcat Plant, which is expected to begin operations in the second quarter of 2018. We expect total net growth capital expenditures for the Wildcat Plant to be approximately $130 million.

Eagle Ford Shale Natural Gas Gathering and Processing Joint Ventures

In October 2015, we announced that we had entered into the Carnero Joint Ventures with Sanchez Energy Corporation (“Sanchez”) to construct the 200 MMcf/d Raptor Plant and approximately 45 miles of associated pipelines. In July 2016, Sanchez sold its interest in the gathering joint venture to Sanchez Midstream Partners, L.P. (“SNMP”), formerly known as

Sanchez Production Partners, L.P., and in November 2016, sold its interest in the processing joint venture to SNMP. Through the Carnero Joint Ventures, we indirectly own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect SNMP's Catarina gathering system to the plant. We hold the capacity on the high pressure gathering pipelines, and pay the gathering joint venture fees for transportation.

The Raptor Plant began operations in the second quarter of 2017, and is capable of processing 200 MMcf/d. In February 2017, we announced the addition of compression to increase the processing capacity of the Raptor Plant to 260 MMcf/d, which we expect to be completed in the third quarter of 2017. The Raptor Plant accommodates growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering pipelines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We manage operations of the high pressure gathering lines and the plant. Prior to the plant being placed in service, we benefited from Sanchez natural gas volumes that were processed at our Silver Oak facilities in Bee County, Texas.

Eagle Ford Shale Acquisition of Flag City Natural Gas Processing Plant

In May 2017, we acquired a 150 MMcf/d natural gas processing plant (the “Flag City Plant”) and associated assets from subsidiaries of Boardwalk Pipeline Partners, L.P. (“Boardwalk”) for $60 million, subject to customary closing adjustments. The gas processing activities under the Flag City Plant contracts have been transferred to our Silver Oak facilities. We shut down the Flag City Plant and are moving the plant and its component parts to other Targa locations.

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

Downstream Segment Expansion

Grand Prix NGL Pipeline

On May 25, 2017, we announced plans to construct a new common carrier NGL pipeline (“Grand Prix”), which will transport volumes from the Permian Basin and from our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu. Grand Prix will be supported by our plant volumes and other third party customer commitments, and is expected to be in service in the second quarter of 2019. The initial capacity of the pipeline from the Permian Basin will be approximately 300 MBbl/d and will be expandable to 550 MBbl/d with the addition of pump stations. We expect total net growth capital expenditures for Grand Prix to be approximately $1.3 billion, with approximately $330 million of spending in 2017.

Financing Activities

On February 23, 2017, we amended our account receivable securitization facility (“Securitization Facility”) to increase the facility size to $350.0 million from $275.0 million.

In May 2017, we issued notice of full redemption to the trustee of our 6⅜% Senior Notes due August 2022 (“6⅜% Senior Notes”). The redemption price was 103.188% of the principal amount. The $278.7 million principal amount outstanding was redeemed on June 26, 2017 for a total redemption payment of $287.6 million, excluding accrued interest.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Net Income (loss) to TRP Operating Margin and Gross Margin:
Net income (loss)	$(29.2)	$(4.9)	$(50.4)	$5.7
Depreciation and amortization expense	203.4	186.1	394.6	379.6
General and administrative expense	47.5	44.9	92.9	88.3
Goodwill impairment	—	—	—	24.0
Interest expense, net	58.9	66.4	117.5	113.3
Income tax expense (benefit)	0.5	(0.9)	(4.2)	(1.1)
(Gain) loss on sale or disposition of assets	0.1	—	16.2	0.9
(Gain) loss from financing activities	10.7	3.3	10.7	(21.4)
Other, net	—	4.6	21.1	9.6
Operating margin	291.9	299.5	598.4	598.9
Operating expenses	155.2	138.9	307.1	270.9
Gross margin	$447.1	$438.4	$905.5	$869.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(39.4)	$(10.7)	$(66.6)	$(3.1)
Interest expense, net	58.9	66.4	117.5	113.3
Income tax expense (benefit)	0.5	(0.9)	(4.2)	(1.1)
Depreciation and amortization expense	203.4	186.1	394.6	379.6
Goodwill impairment	—	—	—	24.0
(Gain) loss on sale or disposition of assets	0.1	—	16.2	0.9
(Gain) loss from financing activities	10.7	3.3	10.7	(21.4)
(Earnings) loss from unconsolidated affiliates	4.2	4.4	16.8	9.2
Distributions from unconsolidated affiliates and preferred partner interests, net	6.2	3.0	10.4	8.8
Change in contingent consideration included in Other expense	(2.1)	—	1.2	—
Compensation on TRP equity grants	—	—	—	2.2
Transaction costs related to business acquisitions	0.1	—	5.2	—
Splitter Agreement (1)	10.8	—	21.5	—
Risk management activities	1.6	6.6	5.2	12.6
Noncontrolling interests adjustments (2)	(4.3)	(6.2)	(8.6)	(12.1)
TRP Adjusted EBITDA	$250.7	$252.0	$519.9	$512.9

(1)	The Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement over the four quarters following receipt.
(2)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$1,623.8	$1,312.9	$310.9	24%	$3,481.7	$2,484.0	$997.7	40%
Fees from midstream services	243.9	270.7	(26.8)	(10%)	498.6	542.0	(43.4)	(8%)
Total revenues	1,867.7	1,583.6	284.1	18%	3,980.3	3,026.0	954.3	32%
Product purchases	1,420.6	1,145.2	275.4	24%	3,074.8	2,156.2	918.6	43%
Gross margin (1)	447.1	438.4	8.7	2%	905.5	869.8	35.7	4%
Operating expenses	155.2	138.9	16.3	12%	307.1	270.9	36.2	13%
Operating margin (1)	291.9	299.5	(7.6)	(3%)	598.4	598.9	(0.5)	—
Depreciation and amortization expense	203.4	186.1	17.3	9%	394.6	379.6	15.0	4%
General and administrative expense	47.5	44.9	2.6	6%	92.9	88.3	4.6	5%
Goodwill impairment	—	—	—	—	—	24.0	(24.0)	(100%)
Other operating (income) expense	0.3	0.1	0.2	200%	16.5	1.1	15.4	NM
Income from operations	40.7	68.4	(27.7)	(40%)	94.4	105.9	(11.5)	(11%)
Interest expense, net	(58.9)	(66.4)	7.5	11%	(117.5)	(113.3)	(4.2)	4%
Equity earnings (loss)	(4.2)	(4.4)	0.2	5%	(16.8)	(9.2)	(7.6)	83%
Gain (loss) from financing activities	(10.7)	(3.3)	(7.4)	224%	(10.7)	21.4	(32.1)	(150%)
Other income (expense), net	4.4	(0.1)	4.5	NM	(4.0)	(0.2)	(3.8)	NM
Income tax (expense) benefit	(0.5)	0.9	(1.4)	(156%)	4.2	1.1	3.1	282%
Net income (loss)	(29.2)	(4.9)	(24.3)	NM	(50.4)	5.7	(56.1)	NM
Less: Net income attributable to noncontrolling interests	10.2	5.8	4.4	76%	16.2	8.8	7.4	84%
Net income (loss) attributable to Targa Resources Partners LP	$(39.4)	$(10.7)	$(28.7)	268%	$(66.6)	$(3.1)	$(63.5)	NM
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$250.7	$252.0	$(1.3)	(1%)	$519.9	$512.9	$7.0	—
Capital expenditures	434.5	114.9	319.6	278%	609.1	291.8	317.3	109%
Business acquisition (2)	—	—	—	—	987.1	—	987.1	—
Operating statistics: (3)
Crude oil gathered, Badlands, MBbl/d	112.5	105.2	7.3	7%	113.0	106.6	6.4	6%
Crude oil gathered, Permian, MBbl/d (4)	28.6	—	28.6	—	18.9	—	18.9	—
Plant natural gas inlet, MMcf/d (5)(6)	3,391.2	3,511.4	(120.2)	(3%)	3,304.6	3,452.1	(147.5)	(4%)
Gross NGL production, MBbl/d	321.2	321.0	0.3	—	305.0	302.8	2.2	1%
Export volumes, MBbl/d (7)	155.3	181.3	(26.0)	(14%)	186.2	181.2	5.0	3%
Natural gas sales, BBtu/d (6)(8)	1,957.3	1,958.4	(1.1)	—	1,885.7	1,966.5	(80.8)	(4%)
NGL sales, MBbl/d (8)	473.9	516.8	(42.9)	(8%)	503.6	532.3	(28.7)	(5%)
Condensate sales, MBbl/d	12.1	11.4	0.7	6%	11.5	10.4	1.1	11%

(1)

Gross margin, operating margin, and adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)	Includes the preliminary acquisition date fair value of the potential earn-out payments of $416.3 million due in 2018 and 2019.
(3)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The increase in commodity sales was primarily due to higher commodity prices ($386.8 million) and higher petroleum products and condensate volumes ($13.7 million), partially offset by decreased NGL sales volumes ($77.0 million) and the impact of hedge settlements ($12.6 million). Fee-based and other revenues decreased primarily due to lower export fees and volumes, partially offset by higher crude gathering and gas processing fees.

The increase in product purchases was primarily due to the impact of higher commodity prices, partially offset by decreased volumes.

The higher gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating margin decreased as the increases in operating expenses more than offset the increases in gross margin. Operating expenses increased compared to 2016 due to higher fuel and power and higher maintenance in the Logistics and Marketing segment and the impact of the Permian Acquisition and other plant and system expansions in the Gathering and Processing segment. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expense reflects the impact of the Permian Acquisition and other growth investments, partially offset by the impact of fully depreciated property assets and lower scheduled amortization on the Badlands intangibles.

General and administrative expense increased primarily due to higher compensation and benefits, partially offset by lower professional services.

Net interest expense decreased primarily due to the impact of lower average outstanding borrowings during 2017.

During 2017, we recorded a loss from financing activities of $10.7 million on the redemption of the outstanding 6⅜% Senior Notes, whereas in 2016 we recorded a loss of $3.3 million on open debt market repurchases.

Net income attributable to noncontrolling interests was higher in 2017 due to increased earnings at our joint ventures as compared with 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The increase in commodity sales was primarily due to higher commodity prices ($1,148.6 million) and higher petroleum products and condensate volumes ($18.3 million), partially offset by decreased NGL and natural gas sales volumes ($131.1 million) and the impact of hedge settlements ($38.1 million). Fee-based and other revenues decreased primarily due to lower export fees.

The increase in product purchases was primarily due to the impact of higher commodity prices, partially offset by decreased volumes.

The higher gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating margin was relatively flat as compared to 2016 as the increases in gross margin were offset by the increases in operating expenses. Operating expenses increased compared to 2016 due to higher maintenance, higher fuel and power, and higher labor in the Logistics and Marketing segment and plant and system expansions. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expense reflects four months of operations from the Permian Acquisition in 2017 and the impact of other growth investments, primarily CBF Train 5 which went into service in the second quarter of 2016, partially offset by the impact of fully depreciated property assets and lower scheduled amortization on the Badlands intangibles.

General and administrative expense increased primarily due to higher compensation and benefits, partially offset by lower professional services.

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

Net interest expense in 2017 increased primarily due to higher non-cash interest expense related to the mandatorily redeemable preferred interests liability that is revalued quarterly at the estimated redemption value as of the reporting date, partially offset by lower average outstanding borrowings during 2017.

Higher equity losses in 2017 reflects a $12.0 million loss provision due to the impairment of our investment in the T2 EF Cogen joint venture, partially offset by increased equity earnings at Gulf Coast Fractionators.

During 2017, we recorded a loss from financing activities of $10.7 million on the redemption of the outstanding 6⅜% Senior Notes, whereas in 2016 we recorded a gain of $21.4 million on open market debt repurchases.

Net income attributable to noncontrolling interests was higher in 2017 due to our October 2016 acquisition of the 37% interest of Versado that we did not already own. Further, earnings at our joint ventures increased as compared with 2016.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
Three Months Ended:
June 30, 2017	$173.5	$112.4	$6.0	$291.9
June 30, 2016	139.1	141.8	18.6	299.5

Six Months Ended:
June 30, 2017	$351.1	$242.4	$4.9	$598.4
June 30, 2016	254.7	298.5	45.7	598.9

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Gross margin	$264.2	$222.4	$41.8	19%	$527.4	$416.5	$110.9	27%
Operating expenses	90.7	83.3	7.4	9%	176.3	161.8	14.5	9%
Operating margin	$173.5	$139.1	$34.4	25%	$351.1	$254.7	$96.4	38%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	311.6	259.2	52.4	20%	293.7	251.3	42.4	17%
WestTX	541.6	481.4	60.2	13%	526.5	464.7	61.8	13%
Total Permian Midland	853.2	740.6	112.6		820.2	716.0	104.2
Sand Hills (4)	181.7	135.8	45.9	34%	160.7	143.4	17.3	12%
Versado	196.5	168.8	27.7	16%	197.5	174.4	23.1	13%
Total Permian Delaware	378.2	304.6	73.6		358.2	317.8	40.4
Total Permian	1,231.4	1,045.2	186.2		1,178.4	1,033.8	144.6

SouthTX	222.6	265.4	(42.8)	(16%)	197.4	220.5	(23.1)	(10%)
North Texas	277.1	327.5	(50.4)	(15%)	279.8	327.5	(47.7)	(15%)
SouthOK	479.0	470.7	8.3	2%	459.8	464.3	(4.5)	(1%)
WestOK	387.4	445.6	(58.2)	(13%)	390.3	466.3	(76.0)	(16%)
Total Central	1,366.1	1,509.2	(143.1)		1,327.3	1,478.6	(151.3)

Badlands (5)	52.2	51.2	1.0	2%	49.1	52.5	(3.4)	(6%)
Total Field	2,649.7	2,605.6	44.1		2,554.8	2,564.9	(10.1)

Coastal	741.6	905.8	(164.2)	(18%)	749.9	887.2	(137.3)	(15%)

Total	3,391.3	3,511.4	(120.1)	(3%)	3,304.7	3,452.1	(147.4)	(4%)
Gross NGL production, MBbl/d (3)
SAOU (4)	37.9	32.2	5.7	18%	35.6	30.7	4.9	16%
WestTX	74.9	61.9	13.0	21%	70.7	57.2	13.5	24%
Total Permian Midland	112.8	94.1	18.7		106.3	87.9	18.4
Sand Hills (4)	20.0	14.1	5.9	42%	17.4	14.9	2.5	17%
Versado	22.9	20.2	2.7	13%	23.0	21.1	1.9	9%
Total Permian Delaware	42.9	34.3	8.6		40.4	36.0	4.4
Total Permian	155.7	128.4	27.3		146.7	123.9	22.8

SouthTX	23.5	31.4	(7.9)	(25%)	20.1	27.3	(7.2)	(26%)
North Texas	31.1	37.0	(5.9)	(16%)	31.5	36.3	(4.8)	(13%)
SouthOK	38.5	47.3	(8.8)	(19%)	39.7	37.6	2.1	6%
WestOK	23.5	29.7	(6.2)	(21%)	23.1	28.3	(5.2)	(18%)
Total Central	116.6	145.4	(28.8)		114.4	129.5	(15.1)

Badlands	7.7	7.0	0.7	10%	6.6	7.3	(0.7)	(10%)
Total Field	280.0	280.8	(0.8)		267.7	260.7	7.0

Coastal	41.2	40.1	1.1	3%	37.3	42.2	(4.9)	(12%)

Total	321.2	320.9	0.3	—	305.0	302.9	2.1	1%
Crude oil gathered, Badlands, MBbl/d	112.5	105.2	7.3	7%	113.0	106.6	6.4	6%
Crude oil gathered, Permian, MBbl/d (4)	28.6	—	28.6	—	18.9	—	18.9	—
Natural gas sales, BBtu/d (3)	1,655.2	1,605.8	49.6	3%	1,601.6	1,646.5	(44.9)	(3%)
NGL sales, MBbl/d	249.2	256.1	(6.9)	(3%)	238.4	237.7	0.7	—
Condensate sales, MBbl/d	12.1	10.9	1.3	12%	11.4	10.2	1.3	13%
Average realized prices (6):
Natural gas, $/MMBtu	2.70	1.64	1.06	65%	2.79	1.70	1.09	64%
NGL, $/gal	0.46	0.36	0.10	28%	0.48	0.32	0.16	50%
Condensate, $/Bbl	42.74	37.94	4.81	13%	43.79	32.21	11.58	36%

(1)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales and NGL sales exclude producer take-in-kind volumes.
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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The increase in gross margin was primarily due to higher commodity prices and higher Permian volumes, including those associated with the Permian Acquisition in 2017. Inlet volumes for Field Gathering and Processing were higher primarily due to increases at WestTX, SAOU, Sand Hills and Versado, partially offset by decreases at the other areas. The inlet volume decrease for Coastal Gathering and Processing, which generates significantly lower margins, more than offset the Field Gathering and Processing inlet volume increase. Higher NGL production in the Permian region was more than offset by lower NGL production in the other areas. Natural gas sales increased primarily due to increased Field Gathering and Processing inlet volumes. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition. Total Badlands crude oil gathered volumes and natural gas volumes increased primarily due to system expansions.

The increase in operating expenses was primarily driven by the inclusion of the Permian Acquisition, plant and system expansions in the Permian region and the June 2017 commencement in operations of the Raptor Plant at SouthTX.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The increase in gross margin was primarily due to higher commodity prices and higher Permian volumes, including those associated with the Permian Acquisition in 2017. Field Gathering and Processing inlet volume increases in the Permian region, specifically at WestTX, SAOU, Versado and Sand Hills, were offset by decreases at the other areas. The inlet volume decrease for Coastal Gathering and Processing, which generates significantly lower margins than does Field Gathering and Processing, accounted for over 93% of the overall inlet volume decrease. Despite overall lower inlet volumes, NGL production and NGL sales increased slightly primarily due to increased plant recoveries including additional ethane recovery. Natural gas sales decreased due to lower inlet volumes and increased ethane recovery. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition. Total crude oil gathered in the Badlands increased due to system expansions. Badlands natural gas volumes decreased primarily due to the impact of the severe winter weather in the first quarter of 2017.

The increase in operating expenses was primarily driven by plant and system expansions in the Permian region, the inclusion of the Permian Acquisition and the June 2017 commencement in operations of the Raptor Plant at SouthTX.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended June 30, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	311.6	100%	311.6	311.6
WestTX (5) (6)	743.9	73%	541.6	541.6
Total Permian Midland	1,055.5		853.2	853.2
Sand Hills (4)	181.7	100%	181.7	181.7
Versado (7)	196.5	100%	196.5	196.5
Total Permian Delaware	378.2		378.2	378.2
Total Permian	1,433.7		1,231.4	1,231.4

SouthTX	222.6	Varies (8) (9)	199.1	222.6
North Texas	277.1	100%	277.1	277.1
SouthOK	479.0	Varies (10)	382.6	479.0
WestOK	387.4	100%	387.4	387.4
Total Central	1,366.1		1,246.2	1,366.1

Badlands (11)	52.2	100%	52.2	52.2
Total Field	2,852.0		2,529.8	2,649.7

Gross NGL production, MBbl/d (2)
SAOU (4)	37.9	100%	37.9	37.9
WestTX (5) (6)	102.9	73%	74.9	74.9
Total Permian Midland	140.8		112.8	112.8
Sand Hills (4)	20.0	100%	20.0	20.0
Versado (7)	22.9	100%	22.9	22.9
Total Permian Delaware	42.9		42.9	42.9
Total Permian	183.7		155.7	155.7

SouthTX	23.5	Varies (8) (9)	20.8	23.5
North Texas	31.1	100%	31.1	31.1
SouthOK	38.5	Varies (10)	31.4	38.5
WestOK	23.5	100%	23.5	23.5
Total Central	116.6		106.8	116.6

Badlands	7.7	100%	7.7	7.7
Total Field	308.0		270.2	280.0

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills.
(5)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(6)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
(7)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(8)

SouthTX includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we own a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)

SouthTX also includes the Raptor Plant, which began operations in the second quarter of 2017, of which we own a 50% interest through the Carnero Processing Joint Venture. The Carnero Processing Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants which are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(11)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended June 30, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU	259.2	100%	259.2	259.2
WestTX (4)	661.2	73%	481.4	481.4
Total Permian Midland	920.4		740.6	740.6
Sand Hills	135.8	100%	135.8	135.8
Versado (5)	168.8	63%	106.3	168.8
Total Permian Delaware	304.6		242.1	304.6
Total Permian	1,225.0		982.7	1,045.2

SouthTX	265.4	Varies (6)	251.9	265.4
North Texas	327.5	100%	327.5	327.5
SouthOK	470.7	Varies (7)	393.7	470.7
WestOK	445.6	100%	445.6	445.6
Total Central	1,509.2		1,418.7	1,509.2

Badlands (8)	51.2	100%	51.2	51.2
Total Field	2,785.4		2,452.6	2,605.6

Gross NGL production, MBbl/d (2)
SAOU	32.2	100%	32.2	32.2
WestTX (4)	85.0	73%	61.9	61.9
Total Permian Midland	117.2		94.1	94.1
Sand Hills	14.1	100%	14.1	14.1
Versado (5)	20.2	63%	12.7	20.2
Total Permian Delaware	34.3		26.8	34.3
Total Permian	151.5		120.9	128.4

SouthTX	31.4	Varies (6)	30.2	31.4
North Texas	37.0	100%	37.0	37.0
SouthOK	47.3	Varies (7)	44.0	47.3
WestOK	29.7	100%	29.7	29.7
Total Central	145.4		140.9	145.4

Badlands	7.0	100%	7.0	7.0
Total Field	303.9		268.8	280.8

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(5)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(6)

SouthTX includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we own a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants which are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016

	(In millions)
Gross margin	$176.9	$197.6	$(20.7)	(10%)	$373.2	$407.9	$(34.7)	(9%)
Operating expenses	64.5	55.8	8.7	16%	130.8	109.4	21.4	20%
Operating margin	$112.4	$141.8	$(29.4)	(21%)	$242.4	$298.5	$(56.1)	(19%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	338.5	329.8	8.7	3%	321.8	312.7	9.1	3%
LSNG treating volumes (2)	33.3	23.1	10.2	44%	33.9	22.0	11.9	54%
Benzene treating volumes (2)	22.1	23.1	(1.0)	(4%)	22.8	22.0	0.8	4%
Export volumes, MBbl/d (4)	155.3	181.3	(26.0)	(14%)	186.2	181.2	5.0	3%
NGL sales, MBbl/d	439.4	463.6	(24.2)	(5%)	470.5	472.8	(2.3)	—
Average realized prices:
NGL realized price, $/gal	$0.58	$0.48	$0.10	21%	$0.62	$0.44	$0.18	41%

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Logistics and Marketing gross margin decreased due to lower LPG export margin partially offset by higher fractionation margin, higher terminaling and storage throughput, and higher treating margin. LPG export margin decreased due to lower fees and volumes. Fractionation margin increased due to higher fees, an increase in system product gains and higher supply volume. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above). Treating margin increased slightly due to higher volumes partially offset by lower fees.

Operating expenses increased primarily due to higher fuel and power, which are largely passed through, and higher labor primarily associated with Train 5.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The six month gross margin results were impacted by the same factors as discussed above for the quarter except that LPG export volumes were higher.

Operating expenses increased primarily due to higher fuel and power, which are largely passed through, higher maintenance associated with unusual one-time events in the first quarter of 2017, and higher labor associated with Train 5.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In millions)
Gross margin	$6.0	$18.6	$(12.6)	$4.9	$45.7	$(40.8)
Operating margin	$6.0	$18.6	$(12.6)	$4.9	$45.7	$(40.8)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	15.5	$0.16	$2.5	10.7	$1.27	$13.6	$(11.1)
NGL (MMgal)	59.4	0.01	0.8	13.1	0.09	1.0	(0.2)
Crude oil (MBbl)	0.3	6.93	2.3	0.3	15.72	4.4	(2.1)
Non-hedge accounting (2)			0.4			(0.1)	0.5
Ineffectiveness (3)			-			(0.3)	0.3
			$6.0			$18.6	$(12.6)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	26.0	$0.09	$2.6	20.2	$1.33	$26.9	$(24.3)
NGL (MMgal)	102.7	(0.01)	(1.1)	27.3	0.18	5.0	(6.1)
Crude oil (MBbl)	0.6	6.29	3.5	0.5	23.82	11.5	(8.0)
Non-hedge accounting (2)			(0.3)			2.6	(2.9)
Ineffectiveness (3)			0.2			(0.3)	0.5
			$4.9			$45.7	$(40.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of Targa Pipeline Partners, L.P. (“TPL”) that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.9 million and $4.9 million for the three and six months ended June 30, 2017 and $6.3 million and $15.1 million for the three and six months ended June 30, 2016, related to these novated contracts. From the acquisition date through June 30, 2017, we have received total derivative settlements of $99.5 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of June 30, 2017, we had $72.1 million of “Cash and cash equivalents,” on our Consolidated Balance Sheet. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity as of July 31, 2017, was:

		July 31, 2017
		(In millions)
Cash on hand		$150.1
Total availability under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		274.0
		2,024.1

Less:	Outstanding borrowings under the TRP Revolver	(150.0)
	Outstanding borrowings under the Securitization Facility	(274.0)
	Outstanding letters of credit under the TRP Revolver	(20.4)
	Total liquidity	$1,579.7

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable that are tied to commodity sales and purchases are relatively balanced, with receivables from NGL and natural gas customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (1) our cash position; (2) liquids inventory levels and valuation, which we closely manage; (3) changes in the fair value of the current portion of derivative contracts; and (4) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Our working capital, exclusive of current debt obligations, decreased $55.8 million from December 31, 2016 to June 30, 2017.  The major items contributing to this decrease were the increased capital accruals driven primarily by the Permian activity and the reclassification of a portion of the Permian Acquisition contingent consideration to current, and a decrease in our net commodity receivables due to lower commodity revenue and reduced commodity purchases, partially offset by an increase in inventory due to price increases, and an increase in our current net risk management position due to changes in the forward prices of commodities. The increase of $225.1 million in current debt obligations was due to reclassification of the remaining 5% Notes due January 2018 to short term.

Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, contributions from TRC, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from debt offerings should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash distributions to Targa for at least the next twelve months.

Long-term Financing

Long-term financing consists of long-term debt obligations and preferred units.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% plus accrued interest to the redemption date, and in some cases, a make-whole premium. As of June 30, 2017 and December 31, 2016, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $3,527.6 million and $4,206.8 million, respectively.

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of June 30, 2017, we do not have any interest rate hedges.

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

Compliance with Debt Covenants

As of June 30, 2017, we were in compliance with the covenants contained in our various debt agreements.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Six Months Ended June 30,
	2017	2016	2017 vs. 2016
	(In millions)
Cash flows from operating activities:
Cash received from customers	$4,109.8	$2,978.5	$1,131.3
Cash received from (paid to) derivative counterparties	9.9	51.1	(41.2)
Cash distributions from equity investments (1)	4.0	—	4.0
Cash outlays for:
Product purchases	3,185.2	2,096.8	1,088.4
Operating expenses	331.9	256.9	75.0
General and administrative expense	109.0	80.8	28.2
Interest paid, net of amounts capitalized (2)	103.0	132.3	(29.3)
Income taxes paid, net of refunds	(4.9)	1.1	(6.0)
Other cash (receipts) payments	4.1	(0.1)	4.2
Net cash provided by operating activities	$395.4	$461.8	$(66.4)

(1)

Excludes $3.2 million and $3.9 million included in investing activities for the six months ended June 30, 2017 and 2016 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $4.1 million and $6.3 million included in investing activities for the six months ended June 30, 2017 and 2016.

Higher commodity prices were the primary contributor to increased cash collections and payments for product purchases in 2017 compared to 2016. Cash received from derivative settlements was lower as commodity price spreads between the prices paid to counterparties and the fixed prices we received on those derivative contracts were lower in 2017 in comparison to 2016. Interest payments are lower this year largely due to lower average outstanding debt balances, offset by the timing of payments of interest on two new series of notes we issued in 2016. Cash payments for general and administrative expenses and operating expenses were higher, primarily due to increases in compensation and benefits, contractor and other professional services, coupled with higher utilities and higher maintenance. Other cash payments in 2017 were higher mainly due to transaction expenses associated with the Permian Acquisition in 2017.

Cash Flows from Investing Activities

Six Months Ended June 30,
2017	2016	2017 vs. 2016
(In millions)
$(1,108.6)	$(305.2)	$(803.4)

Cash used in investing activities increased in 2017 compared to 2016, primarily due to the $570.8 million outlay for the cash portion of the Permian Acquisition consideration. Capital expenditures increased $219.9 million during 2017 reflecting the spending for major growth projects during 2017 and the acquisition of the Flag City Plant.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2017	2016
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$(462.6)	$(753.6)
Equity offerings, net of financing costs	-	(7.5)
Distributions	(407.7)	(361.1)
Contributions from TRC and General Partner	1,605.0	976.0
Other	(17.4)	12.7
Net cash provided by (used in) financing activities	$717.3	$(133.5)

In 2017, we realized a net source of cash from financing activities, primarily due to contributions from TRC, partially offset by payments of distributions to TRC, repayments of the TRP Revolver and redemption of our 6⅜% Senior Notes.

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

The following table details the distributions declared and/or paid by us during the six months ended June 30, 2017.

Three Months	Date Paid	Total	Distributions to
Ended	Or to Be Paid	Distributions	Targa Resources Corp.

June 30, 2017	August 10, 2017	$225.4	$222.6
March 31, 2017	May 11, 2017	209.6	206.8
December 31, 2016	February 10, 2017	198.1	195.3

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of June 30, 2017, we have 5,000,000 Preferred Units outstanding. For the six months ended June 30, 2017, $5.6 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for June, which were paid subsequently on July 17, 2017.

In July 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on August 15, 2017.

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

	Six Months Ended June 30,
	2017	2016
Capital expenditures :	(In millions)
Consideration for business acquisition	$987.1	$—
Contingent consideration (1)	(416.3)	—
Business acquisition, net of cash acquired	570.8	—
Expansion	560.0	256.6
Maintenance	49.1	35.2
Gross capital expenditures	609.1	291.8
Transfers from materials and supplies inventory to property, plant and equipment	(1.5)	(0.9)
Decrease in capital project payables and accruals	(80.0)	16.8
Cash outlays for capital projects	527.6	307.7
Total	$1,098.4	$307.7

(1)	See Note 4 – Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the preliminary estimated fair value of contingent consideration at the acquisition date.

We currently estimate that we will invest at least $1,375 million in net growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the spending related to the Joyce Plant, the Johnson Plant, the Wildcat Plant, related Midland Basin and Delaware Basin gas and crude gathering infrastructure expansions, Grand Prix NGL pipeline and the Channelview Splitter, as well as the acquisition of Flag City Plant. The increase is partially offset by the impact of the substantial completion of the CBF Train 5 construction project in the second quarter of 2016. We continue to expect that 2017 net maintenance capital expenditures will be approximately $110.0 million. Our maintenance capital expenditures increased for 2017 as compared to 2016, primarily due to higher numbers of compressors reaching the end of their maintenance cycles in the six months ended June 30, 2017 versus the six months ended June 30, 2016 and increased well connects.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were $38.4 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2017, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in commodity prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas and NGL prices.  Unlike bilateral hedges, we are not subject to counterparty credit risks when using futures on futures exchanges.

Our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $5.4 million and $17.6 million, during the three months ended June 30, 2017 and 2016, and $(1.3) million and $38.9 million, during the six months ended June 30, 2017 and 2016, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $53.3 million at December 31, 2016 to a net asset position of $38.0 million at June 30, 2017. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

As of June 30, 2017, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	IF-Waha	2.87		103,600	-	-	$2.5
Swap	IF-Waha	2.68		-	73,600	-	3.5
Swap	IF-Waha	2.77		-	-	45,383	4.8
				103,600	73,600	45,383

Swap	IF-PB	2.64		25,900	-	-	(0.3)
Swap	IF-PB	2.50		-	25,900	-	0.2
Swap	IF-PB	2.42		-	-	15,000	(0.0)
				25,900	25,900	15,000

Swap	IF-PEPL	2.6835		16,000	-	-	(0.1)
Swap	IF-PEPL	2.6835		-	16,000	-	0.7
Swap	IF-PEPL	2.6835		-	-	16,000	1.3
				16,000	16,000	16,000

Swap	NG-NYMEX	3.99		9,783	-	-	1.6

		Put Price	Call Price
Collar	IF-Waha	3.00	3.67	7,500	-	-	0.5
Collar	IF-Waha	3.25	4.20	-	1,849	-	0.3
				7,500	1,849	-

		Put Price	Call Price
Collar	IF-PB	2.80	3.50	15,400	-	-	0.6
Collar	IF-PB	3.00	3.65	-	7,637	-	1.5
				15,400	7,637	-

Basis Swap	EP-PERMIAN	(0.1444)		4,891	-	-	0.2

Basis Swap	PEPL	(0.3308)		4,891	-	-	0.0

Gathering & Processing total				187,965	124,986	76,383	$17.3

Other (1)
Swap	NG-NYMEX	(3.1680)		(455)	(173)	(247)	$(0.0)
Basis Swap	Various	Various		111,957	3,226	-	(0.7)
Future	Various	3.2640		-	1,103	-	(0.0)
Other total				111,502	4,156	(247)	$(0.7)

							$16.6

________________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2781		4,830	-	-	$0.9
Swap	C2-OPIS-MB	0.2794		-	2,918	-	(0.1)
Swap	C2-OPIS-MB	0.2917		-	-	2,260	(0.8)
Total				4,830	2,918	2,260

Swap	C3-OPIS-MB	0.6456		7,802	-	-	1.8
Swap	C3-OPIS-MB	0.5530		-	2,650	-	(0.4)
Swap	C3-OPIS-MB	0.5530		-	-	2,650	0.4
Total				7,802	2,650	2,650

Swap	IC4-OPIS-MB	0.8065		740	-	-	0.3
Swap	IC4-OPIS-MB	0.7487		-	230	-	0.2
Swap	IC4-OPIS-MB	0.7200		-	-	110	0.1
Total				740	230	110

Swap	NC4-OPIS-MB	0.7935		1,800	-	-	0.7
Swap	NC4-OPIS-MB	0.7388		-	600	-	0.6
Swap	NC4-OPIS-MB	0.7050		-	-	300	0.2
Total				1,800	600	300

Swap	C5-OPIS-MB	1.1056		1,510	-	-	0.9
Swap	C5-OPIS-MB	1.0385		-	810	-	(0.1)
Swap	C5-OPIS-MB	1.0825		-	-	569	0.4
Total				1,510	810	569

		Put Price	Call Price
Collar	C2-OPIS-MB	0.240	0.290	410	-	-	0.0
Total				410	-	-

		Put Price	Call Price
Collar	C3-OPIS-MB	0.570	0.68625	380	-	-	0.0
Collar	C3-OPIS-MB	0.530	0.65000	-	900	-	0.1
Total				380	900	-

		Put Price	Call Price
Collar	IC4-OPIS-MB			-	-	-	0.0
Collar	IC4-OPIS-MB	0.650	0.840	-	110	-	0.0
Collar	IC4-OPIS-MB	0.640	0.800	-	-	110	0.1
Total				-	110	110

		Put Price	Call Price
Collar	NC4-OPIS-MB			-	-	-	0.0
Collar	NC4-OPIS-MB	0.650	0.800	-	300	-	0.1
Collar	NC4-OPIS-MB	0.640	0.760	-	-	300	0.1
Total				-	300	300

		Put Price	Call Price
Collar	C5-OPIS-MB	1.210	1.415	130	-	-	0.2
Collar	C5-OPIS-MB	1.230	1.385	-	32	-	0.1
Total				130	32	-

Gathering & Processing total				17,602	8,550	6,299	$5.8

Other (1)(2)
Future	C2-OPIS-MB	0.2741		5,707	-	-	$0.7
Future	C2-OPIS-MB	0.3007		-	1,534	-	0.4
Total				5,707	1,534	-

Future	C3-OPIS-MB	0.6520		9,321	-	-	2.2

Future	C3-OPIS-MB	0.6257	-	4,384	-	0.3
Total			9,321	4,384	-

Future	IC4-OPIS-MB	0.7728	679	-	-	0.1
Future	IC4-OPIS-MB	0.7825	-	55	-	0.0
Total			679	55	-

Future	NC4-OPIS-MB	0.7652	2,690	-	-	0.4
Future	NC4-OPIS-MB	0.8027	-	1,616	-	1.5
Total			2,690	1,616	-

Future	C5-OPIS-MB	0.9846	190	-	-	(0.1)
Future	C5-OPIS-MB	1.0725	-	27	-	0.0
Total			190	27	-

	Put Price
Option	C2-OPIS-MB	0.2694	1,087	-	-	0.3
Option	C2-OPIS-MB	0.2963	-	1,644	-	1.3
Total			1,087	1,644	-

Other total			19,674	9,260	-	$7.1

						$12.9

_______________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	54.54		2,690	-	-	$3.8
Swap	WTI-NYMEX	48.79		-	2,190	-	0.4
Swap	WTI-NYMEX	51.19		-	-	1,063	0.7
				2,690	2,190	1,063

		Put Price	Call Price
Collar	WTI-NYMEX	54.04	64.09	1,380	-	-	2.1
Collar	WTI-NYMEX	49.76	58.50	-	691	-	1.1
Collar	WTI-NYMEX	48.00	56.25	-	-	590	0.4
				1,380	691	590

Total				4,070	2,881	1,653

							$8.5

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of June 30, 2017, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of June 30, 2017, we had $250.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.5 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $15.0 million as of June 30, 2017. The range of losses attributable to our individual counterparties would be between $0.4 million and $16.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of June 30, 2017, our operating income would decrease by $5.5 million in the year of the assessment.

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

Targa Resources Partners LP (Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: August 3, 2017	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)