Form 10-Q
period 2017-09-30
Targa Resources Partners LP
filed 2017-11-03
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			September 30, 2017	December 31, 2016
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$103.9	$68.0
Trade receivables, net of allowances of $0.1 and $0.9 million at September 30, 2017 and December 31, 2016			709.2	673.2
Inventories			267.4	137.7
Assets from risk management activities			18.7	16.8
Other current assets			80.5	31.5
Total current assets			1,179.7	927.2
Property, plant and equipment			13,685.2	12,511.9
Accumulated depreciation			(3,616.4)	(2,821.0)
Property, plant and equipment, net			10,068.8	9,690.9
Intangible assets, net			2,214.8	1,654.0
Goodwill, net			256.6	210.0
Long-term assets from risk management activities			13.7	5.1
Investments in unconsolidated affiliates			222.1	240.8
Other long-term assets			16.5	16.9
Total assets			$13,972.2	$12,744.9

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$949.2	$773.9
Accounts payable to Targa Resources Corp.			71.7	61.0
Liabilities from risk management activities			80.9	49.1
Current debt obligations			528.4	275.0
Total current liabilities			1,630.2	1,159.0
Long-term debt			3,933.6	4,177.0
Long-term liabilities from risk management activities			14.9	26.1
Deferred income taxes, net			26.9	26.9
Other long-term liabilities			484.9	205.3

Contingencies (see Note 16)

Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
September 30, 2017	5,000,000	5,000,000
December 31, 2016	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	6,592.1	5,939.9
September 30, 2017	275,168,410	275,168,410
December 31, 2016	275,168,410	275,168,410
General partner	Issued	Outstanding	810.1	796.7
September 30, 2017	5,629,136	5,629,136
December 31, 2016	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			(70.1)	(61.8)
			7,452.7	6,795.4
Noncontrolling interests in subsidiaries			429.0	355.2
Total owners' equity			7,881.7	7,150.6
Total liabilities and owners' equity			$13,972.2	$12,744.9

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,871.5	$1,398.7	$5,353.1	$3,882.9
Fees from midstream services	260.3	253.6	759.0	795.5
Total revenues	2,131.8	1,652.3	6,112.1	4,678.4
Costs and expenses:
Product purchases	1,663.1	1,222.7	4,737.8	3,378.9
Operating expenses	155.5	143.0	462.6	413.9
Depreciation and amortization expense	208.3	184.0	602.8	563.6
General and administrative expense	46.6	44.0	139.4	132.3
Impairment of property, plant and equipment	378.0	—	378.0	—
Impairment of goodwill	—	—	—	24.0
Other operating (income) expense	0.6	4.9	17.2	6.1
Income (loss) from operations	(320.3)	53.7	(225.7)	159.6
Other income (expense):
Interest expense, net	(51.9)	(57.9)	(169.5)	(171.2)
Equity earnings (loss)	0.2	(2.2)	(16.6)	(11.4)
Gain (loss) from financing activities	—	—	(10.7)	21.4
Change in contingent considerations	126.8	0.3	125.6	0.3
Other, net	0.2	1.0	(2.7)	0.8
Income (loss) before income taxes	(245.0)	(5.1)	(299.6)	(0.5)
Income tax (expense) benefit	—	(1.0)	4.2	—
Net income (loss)	(245.0)	(6.1)	(295.4)	(0.5)
Less: Net income attributable to noncontrolling interests	9.7	4.7	25.9	13.5
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$(10.8)	$(321.3)	$(14.0)

Net income attributable to preferred limited partners	$2.8	$2.8	$8.4	$8.4
Net income (loss) attributable to general partner	(5.2)	29.0	(6.6)	68.2
Net income (loss) attributable to common limited partners	(252.3)	(42.6)	(323.1)	(90.6)
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$(10.8)	$(321.3)	$(14.0)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(In millions)		(In millions)
Net income (loss)	$(245.0)	$(6.1)	$(295.4)	$(0.5)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(106.8)	12.9	(10.5)	(40.5)
Settlements reclassified to net income	2.1	(8.1)	2.2	(50.6)
Other comprehensive income (loss)	(104.7)	4.8	(8.3)	(91.1)
Comprehensive income (loss)	(349.7)	(1.3)	(303.7)	(91.6)
Less: Comprehensive income attributable to noncontrolling interests	9.7	4.7	25.9	13.5
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(359.4)	$(6.0)	$(329.6)	$(105.1)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	—	$—	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	1,587.5	—	32.5	—	—	—	—	1,620.0
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	—	—	(12.5)	(12.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(33.4)	(33.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	93.8	93.8
Other comprehensive income (loss)	—	—	—	—	—	—	(8.3)	—	—	—	(8.3)
Net income (loss)	—	8.4	—	(323.1)	—	(6.6)	—	—	—	25.9	(295.4)
Distributions	—	(8.4)	—	(612.2)	—	(12.5)	—	—	—	—	(633.1)
Balance, September 30, 2017	5,000	$120.6	275,168	$6,592.1	5,629	$810.1	$(70.1)	—	$—	$429.0	$7,881.7

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	1	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	58,621	1,167.2	1,197	23.8	—	—	—	—	1,191.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16.8)	(16.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	32.7	32.7
Other comprehensive income (loss)	—	—	—	—	—	—	(91.1)	—	—	—	(91.1)
Net income (loss)	—	8.4	—	(90.6)	—	68.2	—	—	—	13.5	(0.5)
Distributions	—	(8.4)	—	(440.2)	—	(94.0)	—	—	—	—	(542.6)
Balance, September 30, 2016	5,000	$120.6	243,521	$5,178.6	4,970	$1,733.1	$(4.3)	—	$—	$449.5	$7,477.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(295.4)	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	7.1	9.8
Compensation on equity grants	—	2.2
Depreciation and amortization expense	602.8	563.6
Impairment of property, plant and equipment	378.0	—
Impairment of goodwill	—	24.0
Accretion of asset retirement obligations	3.0	3.5
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	8.5	(18.8)
Equity (earnings) loss of unconsolidated affiliates	16.6	11.4
Distributions of earnings received from unconsolidated affiliates	8.4	1.8
Risk management activities	13.9	11.7
(Gain) loss on sale or disposition of assets	16.6	5.7
(Gain) loss from financing activities	10.7	(21.4)
Change in contingent considerations included in Other expense (income)	(125.6)	(0.3)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(91.5)	(28.3)
Inventories	(136.4)	(27.8)
Accounts payable and other liabilities	46.5	32.1
Net cash provided by operating activities	463.2	568.7
Cash flows from investing activities
Outlays for property, plant and equipment	(866.6)	(425.0)
Outlays for business acquisition, net of cash acquired	(570.8)	—
Investments in unconsolidated affiliates	(7.5)	(4.6)
Return of capital from unconsolidated affiliates	2.2	3.4
Other, net	(14.8)	4.2
Net cash used in investing activities	(1,457.5)	(422.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,496.0	1,110.0
Repayments of credit facility	(1,216.0)	(1,390.0)
Proceeds from borrowings under accounts receivable securitization facility	281.6	121.4
Repayments of accounts receivable securitization facility	(278.5)	(115.7)
Open market purchases of senior notes	—	(534.3)
Redemption of senior notes	(287.6)	—
Costs incurred in connection with financing arrangements	(0.1)	(7.5)
Repurchase of common units under compensation plans	—	(0.1)
Purchase of noncontrolling interests in subsidiary	(12.5)	—
Contributions from general partner	32.5	23.8
Contributions from TRC	1,587.5	1,167.2
Contributions from noncontrolling interests	93.8	32.7
Distributions to noncontrolling interests	(33.4)	(16.8)
Distributions to unitholders	(633.1)	(542.6)
Payments of distribution equivalent rights	—	(0.3)
Net cash provided by (used in) financing activities	1,030.2	(152.2)
Net change in cash and cash equivalents	35.9	(5.5)
Cash and cash equivalents, beginning of period	68.0	135.4
Cash and cash equivalents, end of period	$103.9	$129.9

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

On February 17, 2016, TRC completed the previously announced transactions contemplated pursuant to the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement,” and such transactions, the “TRC/TRP Merger”), by and among us, Targa Resources GP LLC (our “general partner” or “TRP GP”), TRC and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”), pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP with TRP continuing as the surviving entity and as a subsidiary of TRC. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

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

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing, terminaling and selling crude oil; and
•	storing, terminaling and selling refined petroleum products.

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2017 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our policies during the nine months ended September 30, 2017, except as noted below.

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

We have disaggregated contracts within our two segments and are in the process of completing our review of contracts and transaction types with counterparties in order to evaluate how the new standard would impact our current revenue recognition and disclosure policies upon adoption.

Gathering and Processing Segment

Based on our progress to date, we have preliminarily concluded that the contracts within our Gathering and Processing segment where we purchase and obtain control of the entire natural gas stream are contracts with suppliers rather than customers and therefore, not included in the scope of Topic 606. However, these supplier contracts are subject to updated guidance in ASC 705, Cost of Sales and Services, whereby any embedded fees within such contracts, which historically have been reported as “Fees from midstream services,” will be reported instead as a reduction of “Product purchases” upon adoption of Topic 606. In addition, we have concluded that in most cases, we are acting as the principal in the sale of hydrocarbons to end customers. We are continuing to assess certain Gathering and Processing contracts whereby we obtain control over some, but not all, of the natural gas and natural gas liquids stream, including arrangements where the producer takes or may elect to take a portion of the merchantable gas and/or natural gas liquids in kind. Specifically, when such arrangements contain both a service revenue element and a supply element, we are in the process of determining how each element should be measured.

Logistics and Marketing Segment

At this time, we are not anticipating a significant change in revenue recognition for the contracts within our Logistics and Marketing segment, although the potential effects of contributions in aid of construction (which may also affect certain Gathering and Processing contracts where we are acting as an agent for the producer), tiered pricing, and excess fuel are currently being evaluated. We are also anticipating additional disclosures for fixed consideration allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the current reporting period, separate presentation of revenue from contracts with customers and non-customer revenue (i.e. the effects of derivative activity and lease revenue) as well as unbilled receivables and deferred revenue.

The new revenue recognition standard is effective for us on January 1, 2018, and currently we plan to adopt using the modified retrospective method and will recognize a cumulative effect adjustment, if any, in the first quarter of 2018. However, we will continue to evaluate our planned adoption method based on our views regarding stakeholder needs and a final determination on remaining accounting matters still under evaluation. We have also established a cross-functional team to assist with the implementation through documentation of process changes, identification of implementation risks, update and development of mitigating controls, determination of data requirements, and identification of changes in system mapping and configuration.

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

Cash Flow Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). These amendments clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows related to the following transactions: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance; (6) distributions received from equity method investees; and (7) beneficial interests in securitization transactions. Additionally, the update clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt the applicable amendments in the first quarter of 2018 and expect a minimal effect on our consolidated financial statements.

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

Impairment of Goodwill

In January 2017, FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Step 2 required entities to compute the implied fair value of goodwill if it was determined that the carrying amount of a reporting unit exceeded its fair value. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to apply these amendments for our annual goodwill impairment test as of November 30, 2017. Had we applied this new guidance for our November 2016 impairment test date, the full balance of our goodwill would have been impaired. We expect to apply these amendments for our annual goodwill impairment test as of November 30, which may result in impairment of goodwill for 2017.

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

Stock Compensation – Scope of Modification Accounting

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will apply modification accounting only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions of a share-based payment award. In addition, the new guidance clarifies that regardless of whether an entity is required to apply modification accounting, the existing disclosure requirements and other aspects of GAAP associated with modifications continue to apply. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We early adopted the applicable amendments in the second quarter of 2017 and will apply the new guidance prospectively to any awards modified on or after the adoption date.

Financial Instruments with Down Round Features

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity-linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the applicable amendments in the second quarter of 2017 on a retrospective basis noting no effect on our consolidated financial statements.

Targeted Improvements to Accounting for Hedge Activities

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which are intended to better align risk management activities and financial reporting for hedging relationships. The new guidance covers multiple aspects of hedge accounting: (1) changes the way in which ineffectiveness is accounted, (2) allows for new hedge strategies, and (3) changes hedge disclosures. Under the new guidance, companies will have the option to perform a qualitative quarterly effectiveness assessment once the initial quantitative test has been performed. In addition, any ineffectiveness that exists is required to be recorded in other comprehensive income instead of in earnings as is required under current guidance. Several new hedging strategies will be allowed to be given hedge accounting treatment, most of which involve the hedging of contractually specified components. Lastly, disclosure requirements will be updated to (1) require that hedge income be presented on the same line item as the related hedged item, (2) require hedge program objectives to be disclosed, and (3) eliminate the requirement to separately disclose ineffectiveness. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We plan to adopt the applicable amendments in the first quarter of 2018 and expect an immaterial effect on our consolidated financial statements.

Note 4 – Acquisitions and Divestitures

2017 Acquisitions

Permian Acquisition

On March 1, 2017, Targa completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that would occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware’s gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties in Texas. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity, and we are in the process of installing a 60 MMcf/d plant, known as the Oahu Plant, in the Delaware Basin with expectations of commencing operations in the fourth quarter of 2017. Currently, there is 40 MBbl/d of crude gathering capacity on the New Delaware system. Since March 1, 2017, financial and statistical data of New Delaware have been included in Sand Hills operations.

New Midland’s gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties in Texas. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40 MBbl/d of crude gathering capacity on the New Midland system. Since March 1, 2017, financial and statistical data of New Midland have been included in SAOU operations.

New Delaware’s gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017, and the New Midland’s gas gathering and processing assets were connected to our existing WestTX system in October 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

On January 26, 2017, Targa completed a public offering of 9,200,000 shares of its common stock (including the shares sold pursuant to the underwriters’ overallotment option) at a price to the public of $57.65, providing net proceeds of $524.2 million.  Targa used the net proceeds from this public offering to fund the cash portion of the Permian Acquisition purchase price due upon closing and for general corporate purposes.

The acquired businesses contributed revenues of $75.2 million and a net loss of $21.5 million to us for the period from March 1, 2017 to September 30, 2017, and are reported in our Gathering and Processing segment. As of September 30, 2017, we had incurred $5.6 million of acquisition-related costs. These expenses are included in Other expense in our Consolidated Statements of Operations for the nine months ended September 30, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the nine months ended September 30, 2017 and September 30, 2016 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenues	$2,131.8	$1,663.0	$6,126.2	$4,697.3
Net income (loss)	(244.7)	(18.3)	(297.0)	(44.7)

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making the following adjustments to the unaudited results of the acquired businesses for the periods indicated:

•	Reflect the amortization expense resulting from the fair value of intangible assets recognized as part of the Permian Acquisition.

•

Reflect the change in depreciation expense resulting from the difference between the historical balances of the Permian Acquisition’s property, plant and equipment, net, and the fair value of property, plant and equipment acquired.

•

Exclude $5.6 million of acquisition-related costs incurred as of September 30, 2017 from pro forma net income for the nine months ended September 30, 2017. Pro forma net income for the nine months ended September 30, 2016 was adjusted to include those charges.

The following table summarizes the consideration transferred to acquire New Delaware and New Midland:

Fair Value of Consideration Transferred:
Cash paid, net of $3.3 million cash acquired	$570.8
Contingent consideration valuation as of the acquisition date	416.3
Total	$987.1

We accounted for the Permian Acquisition as an acquisition of a business under purchase accounting rules. The assets acquired and liabilities assumed related to the Permian Acquisition were recorded at their fair values as of the closing date of March 1, 2017. The fair value of the assets acquired and liabilities assumed at the acquisition date is shown below:

Fair value determination (final):	March 1, 2017
Trade and other current receivables, net	$6.7
Other current assets	0.6
Property, plant and equipment	255.8
Intangible assets	692.3
Current liabilities	(14.1)
Other long-term liabilities	(0.8)
Total identifiable net assets	940.5
Goodwill	46.6
Total fair value of assets acquired and liabilities assumed	$987.1

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $46.6 million, which was recorded as goodwill. The goodwill is attributable to expected operational and capital synergies. The goodwill is amortizable for tax purposes.

The fair value of assets acquired included trade receivables of $6.7 million, substantially all of which has been subsequently collected.

The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions including projections of future production volumes and cash flows, benchmark analysis of comparable public companies, expectations regarding customer contracts and relationships, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 17 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

During the three months ended June 30, 2017, we recorded measurement period adjustments to our preliminary acquisition date fair values due to the refinement of our valuation models, assumptions and inputs, including forecasts of future volumes, capital expenditures and operating expenses. The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date. We recognized these measurement period adjustments in the three months ended June 30, 2017, with the effect in the Consolidated Statements of Operations resulting from the change to the provisional amounts calculated as if the acquisition had been completed at March 1, 2017. During the three months ended June 30, 2017, the acquisition date fair value of contingent consideration liability decreased by $45.3 million, intangible assets increased by $66.7 million, and other assets, net, increased by $0.4 million, which resulted in a decrease in goodwill of $112.4 million. These adjustments resulted in an increase in depreciation and amortization expense of $0.4 million recorded for the three months ended June 30, 2017.

During the three months ended September 30, 2017, we finalized the purchase price allocation with no additional measurement period adjustments.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that would occur in 2018 and 2019. The acquisition date fair value of the potential earn-out payments of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of this liability (that were not accounted for as revisions of the acquisition date fair value) are included in earnings. During the three and nine months ended September 30, 2017, we recognized $126.6 million and $125.5 million as Other income related to the change in fair value of the contingent consideration. See

Note 11 – Other Long-term Liabilities and Note 14 – Fair Value Measurements for additional discussion of the change in fair value and the fair value methodology.

As of September 30, 2017, the fair value of the first potential earn-out payment of $5.9 million has been recorded as a component of Accounts payable and accrued liabilities, which are included within current liabilities on our Consolidated Balance Sheets. As of September 30, 2017, the fair value of the second potential earn-out payment of $284.9 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets.

Flag City Acquisition

On May 9, 2017, we purchased all of the equity interests in Flag City Processing Partners, LLC ("FCCP") from Boardwalk Midstream, LLC (“Boardwalk”) and all of the equity interests in FCPP Pipeline, LLC from Boardwalk Field Services, LLC (“BFS”) for a base purchase price of $60.0 million subject to customary closing adjustments. The final adjustment to the base purchase price paid to Boardwalk was an additional $3.6 million. As part of the acquisition (the “Flag City Acquisition”), we acquired a natural gas processing plant with 150 MMcf/d of operating capacity (the “Flag City Plant”) located in Jackson County, Texas; 24 miles of gas gathering pipeline systems and related rights-of-ways located in Bee and Karnes counties in Texas; 102.1 acres of land surrounding the Flag City Plant; and a limited number of gas supply contracts.

The gas processing activities under the Flag City Plant contracts have been transferred to our Silver Oak Plants. We have shut down the Flag City Plant and are moving the plant and its component parts to other Targa locations.

We accounted for this purchase as an asset acquisition and have capitalized less than $0.1 million of acquisition related costs as a component of the cost of assets acquired, which resulted in an allocation of $52.3 million of property, plant and equipment, $7.7 million of intangible assets for customer contracts and $3.6 million of current assets and liabilities, net.

Purchase of Outstanding Silver Oak II Interest

Effective as of June 1, 2017, we repurchased from SN Catarina, LLC (a subsidiary of Sanchez Energy Corp.) their 10% interest in our consolidated Silver Oak II Gas processing facility and other related assets located in Bee County, Texas for a purchase price of $12.5 million. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of a noncontrolling interest and no gain or loss was recognized in our Consolidated Statements of Operations as a result.

2017 Divestiture

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice Gas Plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations (“ARO”) were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice Gas Plant through our ownership in VESCO. Targa Midstream Services LLC continued to operate the Venice gathering system for four months after closing pursuant to a Transition Services Agreement with VGS.

As a result of the April 4, 2017 sale, we recognized a loss of $16.1 million in our Consolidated Statements of Operations for the three months ended March 31, 2017 as part of Other operating (income) expense to impair our basis in the VGS net assets to its fair value.

2017 Joint Venture

Grand Prix Joint Venture

In May 2017, we announced plans to construct a new common carrier NGL pipeline. The NGL pipeline (“Grand Prix”) will transport volumes from the Permian Basin and our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third party customer commitments, and is expected to be in service in the second quarter of 2019. The capacity of the pipeline from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d.

In September 2017, we sold to funds managed by Blackstone Energy Partners ("Blackstone") a 25% interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”). We are the operator and construction manager of Grand Prix. Our share of total growth capital expenditures for Grand Prix is expected to be approximately $975 million, with approximately $275 million of spending in 2017.

Concurrent with the sale of the minority interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC (“EagleClaw”), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement for transportation and fractionation whereby EagleClaw has dedicated and committed significant NGLs associated with EagleClaw’s natural gas volumes produced or processed in the Delaware Basin.

Note 5 — Inventories

	September 30, 2017	December 31, 2016
Commodities	$255.6	$126.9
Materials and supplies	11.8	10.8
	$267.4	$137.7

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2017	December 31, 2016	Estimated Useful Lives (In Years)
Gathering systems	$6,900.8	$6,626.9	5 to 20
Processing and fractionation facilities	3,571.3	3,383.6	5 to 25
Terminaling and storage facilities	1,238.0	1,205.0	5 to 25
Transportation assets	343.2	451.4	10 to 25
Other property, plant and equipment	284.7	274.0	3 to 25
Land	123.8	121.2	—
Construction in progress	1,223.4	449.8	—
Property, plant and equipment	13,685.2	12,511.9
Accumulated depreciation	(3,616.4)	(2,821.0)
Property, plant and equipment, net	$10,068.8	$9,690.9

Intangible assets	$2,736.6	$2,036.6	10 to 20
Accumulated amortization	(521.8)	(382.6)
Intangible assets, net	$2,214.8	$1,654.0

Impairment of North Texas Gathering and Processing Assets

We recorded a non-cash pre-tax impairment charge of $378.0 million in the third quarter of 2017 for the partial impairment of gas processing facilities and gathering systems associated with our North Texas operations in our Gathering and Processing segment. The impairment is a result of our current assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Given the current price environment, Targa is projecting a continuing decline in natural gas production across the Barnett Shale in North Texas due in part to producers pursuing more attractive opportunities in other basins. We measured the impairment of property, plant and equipment using discounted estimated future cash flow analysis (“DCF”) including a terminal value (a Level 3 fair value measurement). The future cash flows are based on our estimates of future revenues, income from operations and other factors, such as timing of capital expenditures. We take into account current and expected industry and market conditions, including commodity prices and volumetric forecasts. The discount rate used in our DCF analysis is based on a weighted average cost of capital determined from relevant market comparisons. These carrying value adjustments are included in Impairment of property, plant and equipment expense in our Consolidated Statements of Operations.

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in the Permian and Flag City Acquisitions in 2017, the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”) and our Badlands acquisition in 2012. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate. Amortization expense attributable to these assets is recorded over the periods in which we benefit from services provided to customers.

The intangible assets acquired in the Permian Acquisition were recorded at a fair value of $692.3 million. We are amortizing these intangible assets over a 15-year life using the straight-line method.

The intangible assets acquired in the Flag City Acquisition were recorded at a fair value of $7.7 million. We are amortizing these intangible assets over a 10-year life using the straight-line method.

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

The estimated annual amortization expense for intangible assets is approximately $188.4 million, $182.6 million, $171.6 million, $159.4 million and $149.5 million for each of the years 2017 through 2021.

The changes in our intangible assets are as follows:

Balance at December 31, 2016	$1,654.0
Additions from Permian Acquisition	692.3
Additions from Flag City Acquisition	7.7
Amortization	(139.2)
Balance at September 30, 2017	$2,214.8

Note 7 – Goodwill

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. During the first quarter of 2016, we finalized our 2015 impairment assessment and recorded additional impairment expense of $24.0 million in our Consolidated Statement of Operations. The impairment of goodwill was primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas.

Changes in the net book value of our goodwill are as follows:

	WestTX	SouthTX	Permian	Total
Balance at December 31, 2016, net	$174.7	$35.3	$—	$210.0
Permian Acquisition, March 1, 2017	—	—	46.6	46.6
Balance at September 30, 2017, net	$174.7	$35.3	$46.6	$256.6

Note 8 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•

three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle, a gas gathering company; a 50% interest in T2 Eagle Ford, a gas gathering company; and a 50% interest in T2 EF Cogen (“Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”); and

•	a 50% operated ownership interest in Cayenne Pipeline, LLC (“Cayenne Joint Venture”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

The T2 Joint Ventures were formed to provide services for the benefit of its joint interest owners. The T2 LaSalle and T2 Eagle Ford gathering companies have capacity lease agreements with its joint interest owners, which cover costs of operations (excluding depreciation and amortization).

In July 2017, we entered into the Cayenne Joint Venture with American Midstream LLC to convert an existing 62-mile gas pipeline to an NGL pipeline connecting the VESCO plant in Venice, Louisiana to the Enterprise Products Operating LLC (“Enterprise”) pipeline at Toca, Louisiana, for delivery to Enterprise’s Norco Fractionator. We acquired a 50% interest in the Cayenne Joint Venture for $5.0 million. The project is expected to be completed by November 2017.

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Cayenne	Total
Balance at December 31, 2016	$46.1	$58.6	$118.6	$17.5	$—	$240.8
Equity earnings (loss)	8.4	(3.7)	(7.9)	(13.4)	—	(16.6)
Cash distributions (1)	(10.6)	—	—	—	—	(10.6)
Acquisition	—	—	—	—	5.0	5.0
Contributions (2)	—	0.4	1.2	0.1	1.8	3.5
Balance at September 30, 2017	$43.9	$55.3	$111.9	$4.2	$6.8	$222.1

(1)

Includes $2.2 million in distributions received from GCF in excess of our share of cumulative earnings for the nine months ended September 30, 2017. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur.

(2)      Includes a $1.0 million contribution of property, plant and equipment to T2 Eagle Ford.

Our equity loss for the nine months ended September 30, 2017 includes the effect of an impairment in the carrying value of our investment in T2 EF Cogen. As a result of the decrease in current and expected future utilization of the underlying cogeneration assets, we have determined that factors indicate that a decrease in the value of our investment occurred that was other than temporary. As a result of this evaluation, we recorded an impairment loss of approximately $12.0 million in the first quarter of 2017, which represented our proportionate share (50%) of an impairment charge recorded by the joint venture, as well as our impairment of the unamortized excess fair value resulting from the Atlas mergers.

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of September 30, 2017, $26.8 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Subsequent Event

Gulf Coast Express Joint Venture

In October 2017, we announced that we had executed a letter of intent along with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP with respect to the joint development of the proposed Gulf Coast Express Pipeline Project (“GCX Project”), which would provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Under the terms of the letter of intent, we would own a 25% interest in the GCX Project. KMTP would serve as the operator and constructor of the GCX Project, and we would commit significant volumes to it, including certain volumes provided by Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system. The participation of the three parties involved with GCX Project is subject to negotiation and execution of definitive agreements.

Note 9 — Accounts Payable and Accrued Liabilities

	September 30, 2017	December 31, 2016
Commodities	$600.9	$574.5
Other goods and services	220.5	113.4
Interest	48.7	52.2
Permian Acquisition contingent consideration, estimated current portion	5.9	—
Income and other taxes	57.3	19.1
Other	15.9	14.7
	$949.2	$773.9

Accounts payable and accrued liabilities includes $29.2 million and $30.2 million of liabilities to creditors to whom we have issued checks that remained outstanding as of September 30, 2017 and December 31, 2016. The estimated current portion of the Permian Acquisition contingent consideration represents the fair value as of September 30, 2017 of the first potential earn-out payment that would be payable in May 2018. The estimated remaining portion would be payable in May 2019 and is recorded within Other long-term liabilities on our Consolidated Balance Sheets.

Note 10 — Debt Obligations

	September 30, 2017	December 31, 2016

Current:
Accounts receivable securitization facility, due December 2017	$278.1	$275.0
Senior unsecured notes, 5% fixed rate, due January 2018 (1)	250.5	—
	528.6	275.0
Debt issuance costs, net of amortization	(0.2)	—
Current debt obligations	528.4	275.0

Long-term:
Senior secured revolving credit facility, variable rate, due October 2020 (2)	430.0	150.0
Senior unsecured notes:
5% fixed rate, due January 2018 (1)	—	250.5
4⅛% fixed rate, due November 2019	749.4	749.4
6⅜% fixed rate, due August 2022	—	278.7
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅜% fixed rate, due February 2027	500.0	500.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.4	0.5
	3,958.0	4,207.3
Debt issuance costs, net of amortization	(24.4)	(30.3)
Long-term debt	3,933.6	4,177.0
Total debt obligations	$4,462.0	$4,452.0
Irrevocable standby letters of credit outstanding	$22.4	$13.2

(1)

The 5% Notes (“5% Senior Notes due 2018”) were reclassified to a current liability in January 2017. Prior to that date, the notes were classified as a long-term liability on our Consolidated Balance Sheets. These notes were redeemed on October 30, 2017.

(2)	As of September 30, 2017, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,147.6 million.
(3)	Targa Pipeline Partners, L.P. (“TPL”) notes are not guaranteed by us.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2017:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.0% - 5.3%	3.2%
Accounts receivable securitization facility	1.8% - 2.2%	2.0%

Compliance with Debt Covenants

As of September 30, 2017, we were in compliance with the covenants contained in our various debt agreements.

Securitization Facility

On February 23, 2017, we amended the accounts receivable securitization facility (“Securitization Facility”) to increase the facility size from $275.0 million to $350.0 million. As of September 30, 2017, there was $278.1 million outstanding under the Securitization Facility.

Debt Repurchases & Extinguishments

In June 2017, we redeemed our outstanding 6⅜% Senior Notes due August 2022 (“6⅜% Senior Notes”), totaling $278.7 million in aggregate principal amount, at a price of 103.188% plus accrued interest through the redemption date. The redemption resulted in a $10.7 million loss, which is reflected as Loss from financing activities in the Consolidated Statements of Operations, consisting of premiums paid of $8.9 million and a non-cash loss to write-off $1.8 million of unamortized debt issuance costs.

Subsequent Events

In October 2017, we issued $750.0 million aggregate principal amount of 5% senior notes due January 2028 (the “5% Senior Notes due 2028”). We used the net proceeds of $744.4 million after costs from this offering to redeem our 5% Senior Notes due 2018, reduce borrowings under our credit facilities, and for general partnership purposes.

In October 2017, we redeemed our outstanding 5% Senior Notes due 2018 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash Loss from financing activities to write-off $0.2 million of unamortized debt issuance costs in the fourth quarter of 2017.

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	September 30, 2017	December 31, 2016
Asset retirement obligations	$49.4	$64.1
Mandatorily redeemable preferred interests	80.0	68.5
Deferred revenue	67.5	69.8
Permian Acquisition contingent consideration, noncurrent portion	284.9	—
Other liabilities	3.1	2.9
Total long-term liabilities	$484.9	$205.3

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

Balance at December 31, 2016	$64.1
Additions (1)	0.8
Reduction due to sale of VGS	(21.6)
Change in cash flow estimate	3.1
Accretion expense	3.0
Balance at September 30, 2017	$49.4

_____________________________________________________________________________________________________________________________________________________________

(1)	Amount reflects ARO assumed from the Permian Acquisition.

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption cannot occur before 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of September 30, 2017.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2016	$68.5
Income attributable to mandatorily redeemable preferred interests	3.0
Change in estimated redemption value included in interest expense	8.5
Balance at September 30, 2017	$80.0

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we will build and operate a crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 barrels of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed by the first half of 2018, and has an estimated total cost of approximately $140.0 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. The Splitter Agreement provides that subsequent annual payments of $43.0 million (subject to an annual inflation factor) are to be paid to Targa through 2022. In October 2017, we received $43.0 million representing the second annual payment under the Splitter Agreement, which will be recorded as deferred revenue. The deferred revenue receipts will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025.

Deferred revenue also includes nonmonetary consideration received in a 2015 amendment (the “gas contract amendment”) to a gas gathering and processing agreement. We measured the estimated fair value of the gathering assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement.  Because the gas contract amendment will require future performance by Targa, we have recorded the consideration received as deferred revenue. The deferred revenue related to this amendment is being recognized on a straight-line basis through the end of the agreement’s term in 2030.

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities will be recognized over the periods that future performance will be provided, which extend through 2023.

The following table shows the components of deferred revenue:

	September 30, 2017	December 31, 2016
Splitter agreement	$43.0	$43.0
Gas contract amendment	18.6	19.7
Other deferred revenue	5.9	7.1
Total deferred revenue	$67.5	$69.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2016	$69.8
Additions	—
Revenue recognized	(2.3)
Balance at September 30, 2017	$67.5

Contingent Consideration

Upon closing of the Permian Acquisition, a contingent consideration liability arising from potential earn-out provisions was recognized at its preliminary fair value. The potential earn-out payments will be based upon a multiple of gross margin realized during the first two annual periods after the acquisition date from contracts that existed on March 1, 2017. The first potential earn-out payment would occur in May 2018 and the second potential earn-out payment would occur in May 2019. The preliminary acquisition date fair value of the contingent consideration of $461.6 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets as of March 31, 2017. Subsequent changes in the fair value of the contingent consideration that were not accounted for as revisions (measurement period adjustments) to the acquisition date fair value have been included in Other income (expense).

During the three months ended June 30, 2017, we recognized certain adjustments that were accounted for as revisions to the acquisition date fair value and decreased the acquisition date fair value of the contingent consideration by $45.3 million to $416.3 million. During the three months ended September 30, 2017, we finalized the purchase price allocation with no additional revisions to the acquisition date fair value. See Note 4 – Acquisitions and Divestments for additional discussion.

For the period from the acquisition date to September 30, 2017, the fair value of this liability decreased by $125.5 million, bringing the total Permian Acquisition contingent consideration to $290.8 million at September 30, 2017. The decrease in fair value of the contingent consideration was primarily related to reductions in actual and forecasted volumes and gross margin as a result of changes in producers’ drilling activity in the region since the acquisition date. Such changes in estimated fair value of the contingent consideration are attributable to events and circumstances that occurred after the acquisition date, and as such have been recognized in Other income (expense).

As of September 30, 2017, the fair value of the first potential earn-out payment of $5.9 million has been recorded as a component of Accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. As of September 30, 2017, the fair value of the second potential earn-out payment of $284.9 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets. See Note 14 – Fair Value Measurements for additional discussion of the fair value methodology.

The following table shows the changes in contingent consideration:

Balance at March 1, 2017 (acquisition date)	$461.6
Measurement period adjustment of acquisition date value	(45.3)
Decrease in fair value due to factors occurring after acquisition date	(125.5)
Balance at September 30, 2017	290.8
Less: Current portion	(5.9)
Long-term balance at September 30, 2017	$284.9

Note 12 — Partnership Units and Related Matters

Distributions

As a result of the TRC/TRP Merger, TRC is entitled to receive all Partnership distributions from available cash on the Partnership’s common units after payment of preferred units distributions each quarter. We have discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 1 – Organization and Operations.

The following details the distributions declared or paid by us for the nine months ended September 30, 2017:

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2017	November 10, 2017	$225.4	$222.6
June 30, 2017	August 10, 2017	225.4	222.6
March 31, 2017	May 11, 2017	209.6	206.8
December 31, 2016	February 10, 2017	198.1	195.3

Contributions

Subsequent to December 1, 2016, the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions to us, but all capital contributions will continue to be allocated 98% to the limited partner and 2% to the general partner. For the nine months ended September 30, 2017, TRC made total capital contributions to us of $1,620.0 million.

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

We paid $2.8 million and $8.4 million of distributions to the holders of preferred units (“Preferred Unitholders”) during the three and  nine months ended September 30, 2017. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In October 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on November 15, 2017.

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

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.4 million and $6.3 million for the three and nine months ended September 30, 2017 and $5.8 million and $20.9 million for the three and nine months ended September 30, 2016, related to these novated contracts. From the acquisition date through September 30, 2017, we have received derivative settlements of $100.9 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, we recorded ineffectiveness losses of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017 and less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2016,  related to otherwise qualifying TPL derivatives, which are primarily natural gas swaps.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

At September 30, 2017, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2017	2018	2019	2020
Natural Gas	Swaps	MMBtu/d	160,347	151,100	116,136	-
Natural Gas	Basis Swaps	MMBtu/d	92,200	15,726	12,500	10,445
Natural Gas	Futures	MMBtu/d	-	1,103	-	-
Natural Gas	Options	MMBtu/d	22,900	9,486	-	-
NGL	Swaps	Bbl/d	23,432	12,858	7,399	-
NGL	Futures	Bbl/d	38,880	6,589	329	-
NGL	Options	Bbl/d	3,094	2,986	410	-
Condensate	Swaps	Bbl/d	3,150	2,420	1,293	-
Condensate	Options	Bbl/d	1,380	691	590	-

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements. The following schedules reflect the fair values of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2017		Fair Value as of December 31, 2016
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$18.4	$79.9	$16.7	$48.6
	Long-term	13.7	14.4	5.1	26.1
Total derivatives designated as hedging instruments		$32.1	$94.3	$21.8	$74.7
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.3	$1.0	$0.1	$0.5
	Long-term	-	0.5	-	-
Total derivatives not designated as hedging instruments		$0.3	$1.5	$0.1	$0.5
Total current position		$18.7	$80.9	$16.8	$49.1
Total long-term position		13.7	14.9	5.1	26.1
Total derivatives		$32.4	$95.8	$21.9	$75.2

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
September 30, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$18.7	$(79.5)	$44.6	$3.6	$(19.8)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(1.4)	-	-	(1.4)
	18.7	(80.9)	44.6	3.6	(21.2)
Long Term Position
Counterparties with offsetting positions or collateral	13.5	(14.2)	-	6.5	(7.2)
Counterparties without offsetting positions - assets	0.2	-	-	0.2	-
Counterparties without offsetting positions - liabilities	-	(0.7)	-	-	(0.7)
	13.7	(14.9)	-	6.7	(7.9)
Total Derivatives
Counterparties with offsetting positions or collateral	32.2	(93.7)	44.6	10.1	(27.0)
Counterparties without offsetting positions - assets	0.2	-	-	0.2	-
Counterparties without offsetting positions - liabilities	-	(2.1)	-	-	(2.1)
	$32.4	$(95.8)	$44.6	$10.3	$(29.1)

	Gross Presentation			Pro forma net presentation
December 31, 2016	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$16.8	$(46.1)	$7.0	$5.7	$(28.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.0)	-	-	(3.0)
	16.8	(49.1)	7.0	5.7	(31.0)
Long Term Position
Counterparties with offsetting positions or collateral	5.1	(18.7)	-	-	(13.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.4)	-	-	(7.4)
	5.1	(26.1)	-	-	(21.0)
Total Derivatives
Counterparties with offsetting positions or collateral	21.9	(64.8)	7.0	5.7	(41.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(10.4)	-	-	(10.4)
	$21.9	$(75.2)	$7.0	$5.7	$(52.0)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $63.4 million as of September 30, 2017. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2017	2016	2017	2016
Commodity contracts	$(106.8)	$12.9	$(10.5)	$(40.5)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2017	2016	2017	2016
Revenues	$(2.1)	$8.1	$(2.2)	$50.6

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2017	2016	2017	2016
Commodity contracts	Revenue	$(1.5)	$(0.3)	$(2.9)	$1.3

Based on valuations as of September 30, 2017, we expect to reclassify commodity hedge-related deferred losses of $64.1 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2019, with $63.0 million of losses to be reclassified over the next twelve months.

See Note 14 – Fair Value Measurements for additional disclosures related to derivative instruments and hedging activities.

Note 14 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments and contingent consideration related to business acquisitions are reported at fair value on our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost on our Consolidated Balance Sheets. The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2017, a net liability position of $63.4 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $149.9 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $22.2 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$32.0	$32.0	$—	$29.0	$3.0
Liabilities from commodity derivative contracts (1)	95.4	95.4	—	86.5	8.9
Permian Acquisition contingent consideration (2)	290.8	290.8	—	—	290.8
TPL contingent consideration (3)	2.5	2.5	—	—	2.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	103.9	103.9	—	—	—
TRP Revolver	430.0	430.0	—	430.0	—
Senior unsecured notes	3,778.5	3,881.2	—	3,881.2	—
Accounts receivable securitization facility	278.1	278.1	—	278.1	—

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$21.0	$21.0	$—	$19.6	$1.4
Liabilities from commodity derivative contracts (1)	74.2	74.2	—	69.3	4.9
Permian Acquisition contingent consideration (2)	—	—	—	—	—
TPL contingent consideration (3)	2.6	2.6	—	—	2.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	68.0	68.0	—	—	—
TRP Revolver	150.0	150.0	—	150.0	—
Senior unsecured notes	4,057.3	4,101.6	—	4,101.6	—
Accounts receivable securitization facility	275.0	275.0	—	275.0	—

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

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

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

As of September 30, 2017, we had 31 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the Permian Acquisition contingent consideration was determined using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include expected gross margin (calculated in accordance with the terms of the purchase and sale agreements), term of the earn-out period, risk adjusted discount rate and volatility associated with the underlying assets. A significant decrease in expected gross margin during the earn-out period, or significant increase in the discount rate or volatility would result in a lower fair value estimate.  The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs for both models are not observable; therefore, the entire valuations of the contingent considerations are categorized in Level 3. Changes in the fair value of these liabilities are included in Other income (expense) in the Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2016	$(3.6)	$(2.6)
Change in fair value of TPL contingent consideration	-	0.1
Fair value of Permian Acquisition contingent consideration (1)	-	(290.8)
New Level 3 derivative instruments	(0.8)	-
Transfers out of Level 3 (2)	1.6	-
Settlements included in Revenue	0.4	-
Unrealized gain/(loss) included in OCI	(3.5)	-
Balance, September 30, 2017	$(5.9)	$(293.3)

(1)

Represents the September 30, 2017 balance of the contingent consideration that arose as part of the Permian Acquisition in the first quarter of 2017. See Note 4 –Acquisitions and Divestitures for discussion of the initial fair value.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Targa billings of payroll and related costs included in operating expense	$54.0	$42.6	$148.6	$125.0
Targa allocation of general and administrative expense	43.2	40.1	126.6	117.7
Cash distributions to Targa based on IDR, general partner and limited partner ownership (1)	222.6	178.9	624.7	395.1
Cash contributions from Targa related to limited partner ownership (2)	14.7	210.7	1,587.5	1,167.2
Cash contributions from Targa to maintain its 2% general partner ownership	0.3	4.3	32.5	23.8

_______________________

(1)	As a result of the Third A&R Partnership Agreement, 2017 cash distributions to Targa are only based on general partner and limited partner ownership.
(2)

The 2016 cash contributions from Targa related to limited partner ownership were contributed for the issuance of common units. The 2017 cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 12 – Partnership Units and Related Matters.

Note 16 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 17 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss on sale or disposal of assets (1)	$0.3	$4.7	$16.6	$5.7
Miscellaneous business tax	0.3	0.2	0.6	0.4
	$0.6	$4.9	$17.2	$6.1

__________________________________________________________________________________________________

(1)	Comprised primarily of a $16.1 million loss in the first quarter of 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 4, 2017 sale.

Note 18 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Cash:
Interest paid, net of capitalized interest (1)	$154.5	$197.1
Income taxes paid, net of refunds	(4.9)	1.2
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$8.3	$16.9
Impact of capital expenditure accruals on property, plant and equipment	118.3	(0.5)
Transfers from materials and supplies inventory to property, plant and equipment	2.8	1.9
Contribution of property, plant and equipment to investments in unconsolidated affiliates	1.0	—
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	3.1	(9.2)
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Acquisitions and Divestitures):
Contingent consideration recorded at the acquisition date	$416.3	$—
Non-cash financing activities:
Cancellation of treasury units	$—	$(10.4)
Accrued distributions on unvested equity awards under share compensation arrangements	—	0.2

_____________

(1)	Interest capitalized on major projects was $8.3 million and $7.2 million for the nine months ended September 30, 2017 and 2016.

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

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, the storage and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses including services to LPG exporters. It also includes certain natural gas supply and marketing activities in support of our other operations, as well as transporting natural gas and NGLs. The Logistics and Marketing segment also includes our Grand Prix project.

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu, Galena Park and Channelview, Texas; Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin. and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$200.3	$1,672.2	$(1.0)	$—	$1,871.5
Fees from midstream services	148.5	111.8	—	—	260.3
	348.8	1,784.0	(1.0)	—	2,131.8
Intersegment revenues
Sales of commodities	783.7	80.6	—	(864.3)	—
Fees from midstream services	1.7	7.0	—	(8.7)	—
	785.4	87.6	—	(873.0)	—
Revenues	$1,134.2	$1,871.6	$(1.0)	$(873.0)	$2,131.8
Operating margin	$198.3	$115.9	$(1.0)	$—	*
Other financial information:
Total assets (1)	$10,644.3	$3,240.9	$30.8	$56.2	$13,972.2
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$295.9	$71.0	$—	$11.8	$378.7

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.
*	Total operating margin is not presented in this table as it represents a non-GAAP measure.

	Three Months Ended September 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$172.2	$1,215.3	$11.2	$—	$1,398.7
Fees from midstream services	120.6	133.0	—	—	253.6
	292.8	1,348.3	11.2	—	1,652.3
Intersegment revenues
Sales of commodities	574.8	76.3	—	(651.1)	—
Fees from midstream services	1.9	6.6	—	(8.5)	—
	576.7	82.9	—	(659.6)	—
Revenues	$869.5	$1,431.2	$11.2	$(659.6)	$1,652.3
Operating margin	$149.4	$126.0	$11.2	$—	*
Other financial information:
Total assets (1)	$10,047.3	$2,737.5	$47.2	$76.2	$12,908.2
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$97.1	$36.2	$—	$1.3	$134.6

____________________________________________________________________________________________

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

*         Total operating margin is not presented in this table as it represents a non-GAAP measure.

	Nine Months Ended September 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$544.4	$4,804.8	$3.9	$—	$5,353.1
Fees from midstream services	399.3	359.7	—	—	759.0
	943.7	5,164.5	3.9	—	6,112.1
Intersegment revenues
Sales of commodities	2,209.2	237.8	—	(2,447.0)	—
Fees from midstream services	5.1	21.1	—	(26.2)	—
	2,214.3	258.9	—	(2,473.2)	—
Revenues	$3,158.0	$5,423.4	$3.9	$(2,473.2)	$6,112.1
Operating margin	$549.3	$358.5	$3.9	$—	*
Other financial information:
Total assets (1)	$10,644.3	$3,240.9	$30.8	$56.2	$13,972.2
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$730.7	$241.8	$—	$15.2	$987.7
Business acquisition	$987.1	$—	$—	$—	$987.1

_____________________________________________________________________________________________

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

*        Total operating margin is not presented in this table as it represents a non-GAAP measure.

	Nine Months Ended September 30, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$441.3	$3,384.7	$56.9	$—	$3,882.9
Fees from midstream services	360.9	434.6	—	—	795.5
	802.2	3,819.3	56.9	—	4,678.4
Intersegment revenues
Sales of commodities	1,455.8	176.3	—	(1,632.1)	—
Fees from midstream services	5.8	15.1	—	(20.9)	—
	1,461.6	191.4	—	(1,653.0)	—
Revenues	$2,263.8	$4,010.7	$56.9	$(1,653.0)	$4,678.4
Operating margin	$404.1	$424.6	$56.9	$—	*
Other financial information:
Total assets (1)	$10,047.3	$2,737.5	$47.2	$76.2	$12,908.2
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$271.3	$151.9	$—	$3.3	$426.5

(1)	Corporate assets at the segment level primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

*         Total operating margin is not presented in this table as it represents a non-GAAP measure.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales of commodities:
Natural gas	$504.1	$465.6	$1,480.9	$1,102.0
NGL	1,274.9	866.7	3,623.9	2,575.8
Condensate	44.9	35.0	135.9	96.2
Petroleum products	48.6	20.2	108.5	52.0
Derivative activities	(1.0)	11.2	3.9	56.9
	1,871.5	1,398.7	5,353.1	3,882.9
Fees from midstream services:
Fractionating and treating	29.8	33.2	92.8	94.8
Storage, terminaling, transportation and export	75.0	89.7	247.8	316.3
Gathering and processing	138.0	110.9	368.5	329.9
Other	17.5	19.8	49.9	54.5
	260.3	253.6	759.0	795.5
Total revenues	$2,131.8	$1,652.3	$6,112.1	$4,678.4

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$198.3	$149.4	$549.3	$404.1
Logistics and Marketing operating margin	115.9	126.0	358.5	424.6
Other operating margin	(1.0)	11.2	3.9	56.9
Depreciation and amortization expenses	(208.3)	(184.0)	(602.8)	(563.6)
General and administrative expenses	(46.6)	(44.0)	(139.4)	(132.3)
Impairment of property, plant and equipment	(378.0)	—	(378.0)	—
Impairment of goodwill	—	—	—	(24.0)
Interest expense, net	(51.9)	(57.9)	(169.5)	(171.2)
Other, net	126.6	(5.8)	78.4	5.0
Income (loss) before income taxes	$(245.0)	$(5.1)	$(299.6)	$(0.5)

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

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing, terminaling and selling crude oil; and
•	storing, terminaling and selling refined petroleum products.

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

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing segment also includes our Grand Prix project.

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu, Galena Park and Channelview, Texas; Lake Charles, Louisiana and Tacoma, Washington.

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

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the "initial purchase price"). Contributions from TRC were used to fund the cash portion of the Permian Acquisition purchase price. Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that would occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity and we are in the process of installing a 60 MMcf/d plant, known as the Oahu Plant, in the Delaware Basin with expectations of commencing operations in the fourth quarter of 2017. Currently, there is 40 MBbl/d of crude gathering capacity on the New Delaware system.

New Midland's gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40 MBbl/d of crude gathering capacity on the New Midland system.

New Delaware's gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017, and the New Midland's gas gathering and processing assets were connected to our existing WestTX system in October 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

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

The Raptor Plant began operations in the second quarter of 2017, and is capable of processing 200 MMcf/d. In February 2017, we announced the addition of compression to increase the processing capacity of the Raptor Plant to 260 MMcf/d, which we expect to be completed in the fourth quarter of 2017. The Raptor Plant accommodates growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering pipelines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We manage operations of the high pressure gathering lines and the plant. Prior to the plant being placed in service, we benefited from Sanchez natural gas volumes that were processed at our Silver Oak facilities in Bee County, Texas.

Eagle Ford Shale Acquisition of Flag City Natural Gas Processing Plant

In May 2017, we acquired a 150 MMcf/d natural gas processing plant (the “Flag City Plant”) and associated assets from subsidiaries of Boardwalk Pipeline Partners, L.P. (“Boardwalk”) for $60.0 million, subject to customary closing adjustments. The gas processing activities under the Flag City Plant contracts have been transferred to our Silver Oak facilities. We shut down the Flag City Plant and are moving the plant and its component parts to other Targa locations.

Badlands

During 2017, we expect to invest approximately $150 million to expand our crude gathering and natural gas processing business in the Williston Basin, North Dakota. The expansion includes the addition of pipelines, LACT units, compression and other infrastructure to support continued growth in producer activity.

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice Gas Plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gas Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice Gas Plant through our ownership in VESCO. Targa Midstream Services LLC operated the Venice gathering system for four months after closing pursuant to a Transition Services Agreement with VGS.

Downstream Segment Expansion

Grand Prix NGL Pipeline

In May 2017, we announced plans to construct a new common carrier NGL pipeline. The NGL pipeline (“Grand Prix”) will transport volumes from the Permian Basin and our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third party customer commitments, and is expected to be in service in the second quarter of 2019. The capacity of the pipeline from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d.

In September 2017, we sold to funds managed by Blackstone Energy Partners ("Blackstone") a 25 percent interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the "Grand Prix Joint Venture"). We are the operator and construction manager of Grand Prix. Our share of total growth capital expenditures for Grand Prix is expected to be approximately $975 million, with approximately $275 million of spending in 2017.

Concurrent with the sale of the minority interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC ("EagleClaw"), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement for transportation and fractionation services whereby EagleClaw has dedicated and committed significant NGLs associated with EagleClaw's natural gas volumes produced or processed in the Delaware Basin.

Gulf Coast Express Pipeline

In October 2017, we announced that we executed a letter of intent along with Kinder Morgan Texas Pipeline LLC, a subsidiary of Kinder Morgan, Inc. (“Kinder Morgan”) and DCP Midstream, LP with respect to the joint development of the proposed Gulf Coast Express Pipeline Project ("GCX Project"), which would provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Under the terms of the letter of intent, we would own a 25 percent interest in the GCX Project. KMTP would serve as the operator and constructor of the GCX Project, and we would commit significant volumes to it, including certain volumes provided by Pioneer Natural Resources Company (“Pioneer”), a joint owner in our WestTX Permian Basin system. The participation of the three parties involved with the GCX Project is subject to negotiation and execution of definitive agreements.

The GCX Project is expected to have capacity of approximately 1.92 billion cubic feet per day, and would include a lateral into the Midland Basin, consisting of approximately 50 miles of 36-inch pipeline and associated compression to serve gas processing facilities owned by us, as well as those owned jointly by us and Pioneer in our WestTX system. The expected in-service date of the pipeline continues to be scheduled for the second half of 2019, pending the timely completion of definitive agreements with shippers and a final investment decision by the three parties.

Financing Activities

On February 23, 2017, we amended our account receivable securitization facility (“Securitization Facility”) to increase the facility size to $350.0 million from $275.0 million.

On June 26, 2017, we redeemed our 6⅜% Senior Notes due August 2022 (“6⅜% Senior Notes”). The redemption price was 103.188% of the principal amount. The $278.7 million principal amount outstanding was redeemed on June 26, 2017 for a total redemption payment of $287.6 million, excluding accrued interest.

On October 17, 2017, we issued $750.0 million aggregate principal amount of 5% senior notes due January 2028 (the “5% Senior Notes due 2028”). We used the net proceeds of $744.4 million after costs from this offering to redeem our 5% Senior Notes due 2018, reduce borrowings under our credit facilities, and for general partnership purposes.

On October 30, 2017, we redeemed our outstanding 5% Senior Notes due 2018 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash loss from financing activities to write-off $0.2 million of unamortized debt issuance costs in the fourth quarter of 2017.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to TRP before: interest; income taxes; depreciation and amortization; impairments of goodwill and property, plant and equipment; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments, including the cash impact of hedges acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015; non-cash compensation on equity grants; transaction costs related to business acquisitions; the Splitter Agreement adjustment; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expense. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our investors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Net Income (loss) to TRP Operating Margin and Gross Margin:
Net income (loss)	$(245.0)	$(6.1)	$(295.4)	$(0.5)
Depreciation and amortization expense	208.3	184.0	602.8	563.6
General and administrative expense	46.6	44.0	139.4	132.3
Impairment of property, plant and equipment	378.0	—	378.0	—
Impairment of goodwill	—	—	—	24.0
Interest expense, net	51.9	57.9	169.5	171.2
Income tax expense (benefit)	—	1.0	(4.2)	—
(Gain) loss on sale or disposition of assets	0.3	4.7	16.6	5.7
(Gain) loss from financing activities	—	—	10.7	(21.4)
Other, net	(126.9)	1.1	(105.7)	10.7
Operating margin	313.2	286.6	911.7	885.6
Operating expenses	155.5	143.0	462.6	413.9
Gross margin	$468.7	$429.6	$1,374.3	$1,299.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(254.7)	$(10.8)	$(321.3)	$(14.0)
Interest expense, net	51.9	57.9	169.5	171.2
Income tax expense (benefit)	—	1.0	(4.2)	—
Depreciation and amortization expense	208.3	184.0	602.8	563.6
Impairment of property, plant and equipment	378.0	—	378.0	—
Impairment of goodwill	—	—	—	24.0
(Gain) loss on sale or disposition of assets	0.3	4.7	16.6	5.7
(Gain) loss from financing activities	—	—	10.7	(21.4)
(Earnings) loss from unconsolidated affiliates	(0.2)	2.2	16.6	11.4
Distributions from unconsolidated affiliates and preferred partner interests, net	4.6	3.8	15.0	12.6
Change in contingent consideration included in Other expense	(126.8)	(0.3)	(125.6)	(0.3)
Compensation on TRP equity grants	—	—	—	2.2
Transaction costs related to business acquisitions	0.4	—	5.6	—
Splitter Agreement (1)	10.8	—	32.3	—
Risk management activities	2.0	6.2	7.2	18.7
Noncontrolling interests adjustments (2)	(5.0)	(8.4)	(13.6)	(20.5)
TRP Adjusted EBITDA	$269.6	$240.3	$789.6	$753.2

(1)	The Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement over the four quarters following receipt.
(2)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$1,871.5	$1,398.7	$472.8	34%	$5,353.1	$3,882.9	$1,470.2	38%
Fees from midstream services	260.3	253.6	6.7	3%	759.0	795.5	(36.5)	(5%)
Total revenues	2,131.8	1,652.3	479.5	29%	6,112.1	4,678.4	1,433.7	31%
Product purchases	1,663.1	1,222.7	440.4	36%	4,737.8	3,378.9	1,358.9	40%
Gross margin (1)	468.7	429.6	39.1	9%	1,374.3	1,299.5	74.8	6%
Operating expenses	155.5	143.0	12.5	9%	462.6	413.9	48.7	12%
Operating margin (1)	313.2	286.6	26.6	9%	911.7	885.6	26.1	3%
Depreciation and amortization expense	208.3	184.0	24.3	13%	602.8	563.6	39.2	7%
General and administrative expense	46.6	44.0	2.6	6%	139.4	132.3	7.1	5%
Impairment of property, plant and equipment	378.0	—	378.0	—	378.0	—	378.0	—
Impairment of goodwill	—	—	—	—	—	24.0	(24.0)	(100%)
Other operating (income) expense	0.6	4.9	(4.3)	(88%)	17.2	6.1	11.1	182%
Income from operations	(320.3)	53.7	(374.0)	NM	(225.7)	159.6	(385.3)	(241%)
Interest expense, net	(51.9)	(57.9)	6.0	10%	(169.5)	(171.2)	1.7	1%
Equity earnings (loss)	0.2	(2.2)	2.4	109%	(16.6)	(11.4)	(5.2)	46%
Gain (loss) from financing activities	—	—	—	—	(10.7)	21.4	(32.1)	(150%)
Change in contingent considerations	126.8	0.3	126.5	NM	125.6	0.3	125.3	NM
Other income (expense), net	0.2	1.0	(0.8)	(80%)	(2.7)	0.8	(3.5)	NM
Income tax (expense) benefit	—	(1.0)	1.0	100%	4.2	—	4.2	—
Net income (loss)	(245.0)	(6.1)	(238.9)	NM	(295.4)	(0.5)	(294.9)	NM
Less: Net income attributable to noncontrolling interests	9.7	4.7	5.0	106%	25.9	13.5	12.4	92%
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$(10.8)	$(243.9)	NM	$(321.3)	$(14.0)	$(307.3)	NM
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$269.6	$240.3	$29.3	12%	$789.6	$753.2	$36.4	5%
Capital expenditures	378.7	134.6	244.1	181%	987.7	426.5	561.2	132%
Business acquisition (2)	—	—	—	—	987.1	—	987.1	—
Operating statistics: (3)
Crude oil gathered, Badlands, MBbl/d	108.7	103.9	4.8	5%	111.6	105.7	5.9	6%
Crude oil gathered, Permian, MBbl/d (4)	35.7	—	35.7	—	24.6	—	24.6	—
Plant natural gas inlet, MMcf/d (5)(6)	3,621.4	3,356.6	264.8	8%	3,418.5	3,422.3	(3.8)	—
Gross NGL production, MBbl/d	346.2	310.4	35.8	12%	318.9	305.4	13.5	4%
Export volumes, MBbl/d (7)	154.5	156.7	(2.2)	(1%)	175.5	173.0	2.5	1%
Natural gas sales, BBtu/d (6)(8)	2,054.1	1,993.0	61.1	3%	1,942.5	1,975.4	(32.9)	(2%)
NGL sales, MBbl/d (8)	497.6	497.3	0.3	—	501.6	520.6	(19.0)	(4%)
Condensate sales, MBbl/d	11.4	10.0	1.4	14%	11.5	10.3	1.2	12%

(1)

Gross margin, operating margin, and adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)	Includes the acquisition date fair value of the potential earn-out payments of $416.3 million due in 2018 and 2019.
(3)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The increase in commodity sales was primarily due to higher commodity prices ($443.3 million) and increased volumes ($40.0 million), partially offset by the impact of hedge settlements ($10.5 million). Fee-based and other revenues increased primarily due to higher gas processing fees.

The increase in product purchases was primarily due to the impact of higher commodity prices and increased volumes.

In the third quarter of 2017, we experienced limited impacts to our operations as a result of Hurricane Harvey. We incurred: (i) flooding at our Mont Belvieu facilities that resulted in temporary constraints on the receipt of NGLs and the temporary removal of fractionators from service at CBF, resulting in increased levels of mixed NGLs in storage and (ii) the shut-in of our Galena Park Marine Terminal for approximately one week due to the closure of the Houston Ship Channel. Our operating margin for the three months ended September 30, 2017, was reduced by approximately $10 million as a result of Hurricane Harvey, comprised of the impact on the Mont Belvieu and Galena Park Marine Terminal facilities along with lost operating margin associated with temporary production disruptions for a limited number of our producer and downstream customers.  We expect to recover approximately $7 million of the reduced operating margin during the fourth quarter of 2017 when the additional stored volumes of mixed NGLs are fractionated and sold. No property insurance claims are expected as a result of the storm as damage to our facilities was minimal. Business interruption insurance claims related to the storm are expected to be minimal.

The higher operating margin and gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating expenses increased compared to 2016 due to the impact of the Permian Acquisition, plant and system expansions in the Permian region and the June 2017 commencement of operations of the Raptor Plant at SouthTX in the Gathering and Processing segment, and higher labor, repairs and maintenance expense in the Logistics and Marketing segment. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased primarily due to the impact of the Permian Acquisition and other growth investments.

General and administrative expense increased primarily due to higher compensation and benefits, partially offset by lower professional services.

The impairment of property, plant and equipment in 2017 reflects an impairment as of September 30, 2017 of gas processing facilities and gathering systems associated with our North Texas operations in the Gathering and Processing segment. The impairment is a result of our current assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Given the current price environment, Targa is projecting a continuing decline in natural gas production across the Barnett Shale in North Texas due in part to producers pursuing more attractive opportunities in other basins.

Net interest expense decreased primarily due to the impact of lower average outstanding borrowings during 2017, partially offset by higher non-cash interest expense related to the mandatorily redeemable preferred interests that is revalued quarterly at the estimated redemption value as of the reporting date.

During 2017, we recorded other income of $126.8 million resulting from the change in the fair value of contingent considerations, substantially all of which was due to the reduction in fair value as of September 30, 2017 of the Permian Acquisition contingent consideration liability, which is based on a multiple of gross margin realized during the first two annual periods after the acquisition date. The decrease in fair value was primarily related to reductions in actual and forecasted volumes and gross margin as a result of changes in producers’ drilling activity in the region since the acquisition date. Such changes in estimated fair value of the contingent consideration are attributable to events and circumstances that occurred after the acquisition date, and as such are recognized in earnings. The fair value of the contingent consideration represents our current view of the future payment amounts, and may decrease or increase until the settlement dates, resulting in the recognition of additional other income (expense).

Net income attributable to noncontrolling interests was higher in 2017 due to increased earnings at our joint ventures as compared with 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The increase in commodity sales was primarily due to higher commodity prices ($1,600.9 million) and increased petroleum products and condensate volumes ($44.0 million), partially offset by decreased NGL and natural gas sales volumes ($126.0 million) and the impact of hedge settlements ($48.7 million). Fee-based and other revenues decreased primarily due to lower export fees, partially offset by increases in gas processing and crude gathering fees.

The increase in product purchases was primarily due to the impact of higher commodity prices, partially offset by decreased volumes.

In the third quarter of 2017, we experienced limited impacts to our operations as a result of Hurricane Harvey. Our operating margin for the nine months ended September 30, 2017, was reduced by approximately $10 million as a result of Hurricane Harvey, comprised of the impact on the Mont Belvieu and Galena Park Marine Terminal facilities along with lost operating margin associated with temporary production disruptions for a limited number of our producer and chemical customers.  We expect to recover approximately $7 million of the reduced operating margin during the fourth quarter of 2017 when the additional stored volumes of mixed NGLs are fractionated and sold.

The higher operating margin and gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating expenses increased compared to 2016 due to the impact of the Permian Acquisition, plant and system expansions in the Permian region and the June 2017 commencement of operations of the Raptor Plant at SouthTX in the Gathering and Processing segment, and higher fuel and power that is largely passed through in the Logistics and Marketing segment. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased primarily due to the impact of the March 2017 Permian Acquisition and the impact of other growth investments, including CBF Train 5 that went into service in the second quarter of 2016 and the Raptor Plant at SouthTX that went into service in the second quarter of 2017.

General and administrative expense increased primarily due to higher compensation and benefits, partially offset by lower professional services.

The impairment of property, plant and equipment in 2017 reflects an impairment of gas processing facilities and gathering systems associated with our North Texas operations in the Gathering and Processing segment (described above).

In the first quarter of 2016, we recognized a $24.0 million adjustment to a provisional impairment of goodwill recorded in the fourth quarter of 2015 related to goodwill acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively the “Atlas mergers’).

Other operating expense in 2017 is primarily due to the reduction in the carrying value of our ownership interest in the Venice Gathering System in connection with the April 2017 sale. Other operating expense in 2016 is primarily due to the loss on decommissioning two storage wells at our Hattiesburg facility and an acid gas injection well at our Versado facility.

Net interest expense in 2017 decreased as compared with 2016 primarily due to lower average outstanding borrowings during 2017, partially offset by higher non-cash interest expense related to the mandatorily redeemable preferred interests that is revalued quarterly at the estimated redemption value as of the reporting date.

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

During 2017, we recorded other income of $125.6 million resulting from the change in the fair value of contingent considerations, substantially all of which was due to the reduction in fair value as of September 30, 2017 of the Permian Acquisition contingent consideration liability.

The increase in income tax benefit was primarily due to a Texas Margin Tax refund in the first quarter of 2017.

Net income attributable to noncontrolling interests was higher in 2017 due to our October 2016 acquisition of the 37% interest of Versado that we did not already own. Further, earnings at our joint ventures increased as compared with 2016.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Total
	(In millions)
Three Months Ended:
September 30, 2017	$198.3	$115.9	$(1.0)	$313.2
September 30, 2016	149.4	126.0	11.2	286.6

Nine Months Ended:
September 30, 2017	$549.3	$358.5	$3.9	$911.7
September 30, 2016	404.1	424.6	56.9	885.6

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Gross margin	$289.7	$231.7	$58.0	25%	$817.1	$648.0	$169.1	26%
Operating expenses	91.4	82.3	9.1	11%	267.8	243.9	23.9	10%
Operating margin	$198.3	$149.4	$48.9	33%	$549.3	$404.1	$145.2	36%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	324.6	262.5	62.1	24%	304.1	255.1	49.0	19%
WestTX	607.5	506.0	101.5	20%	560.8	480.8	80.0	17%
Total Permian Midland	932.1	768.5	163.6		864.9	735.9	129.0
Sand Hills (4)	193.0	140.9	52.1	37%	171.6	142.6	29.0	20%
Versado	210.9	180.6	30.3	17%	202.0	176.5	25.5	14%
Total Permian Delaware	403.9	321.5	82.4		373.6	319.1	54.5
Total Permian	1,336.0	1,090.0	246.0		1,238.5	1,055.0	183.5

SouthTX	330.1	218.0	112.1	51%	242.1	219.7	22.4	10%
North Texas	261.8	315.2	(53.4)	(17%)	273.7	323.4	(49.7)	(15%)
SouthOK	515.2	469.8	45.4	10%	478.5	466.1	12.4	3%
WestOK	367.1	434.4	(67.3)	(15%)	382.5	455.6	(73.1)	(16%)
Total Central	1,474.2	1,437.4	36.8		1,376.8	1,464.8	(88.0)

Badlands (5)	60.9	53.8	7.1	13%	53.1	52.9	0.2	—
Total Field	2,871.1	2,581.2	289.9		2,668.4	2,572.7	95.7

Coastal	750.5	775.5	(25.0)	(3%)	750.1	849.7	(99.6)	(12%)

Total	3,621.6	3,356.7	264.9	8%	3,418.5	3,422.4	(3.9)	—
Gross NGL production, MBbl/d (3)
SAOU (4)	38.7	32.8	5.9	18%	36.6	31.4	5.2	17%
WestTX	84.1	67.6	16.5	24%	75.2	60.7	14.5	24%
Total Permian Midland	122.8	100.4	22.4		111.8	92.1	19.7
Sand Hills (4)	21.0	15.2	5.8	38%	18.6	15.0	3.6	24%
Versado	25.3	21.8	3.5	16%	23.8	21.3	2.5	12%
Total Permian Delaware	46.3	37.0	9.3		42.4	36.3	6.1
Total Permian	169.1	137.4	31.7		154.2	128.4	25.8

SouthTX	35.4	20.9	14.5	69%	25.2	25.1	0.1	—
North Texas	29.3	36.2	(6.9)	(19%)	30.8	36.3	(5.5)	(15%)
SouthOK	42.7	42.4	0.3	1%	40.7	39.3	1.4	4%
WestOK	20.7	27.2	(6.5)	(24%)	22.3	27.9	(5.6)	(20%)
Total Central	128.1	126.7	1.4		119.0	128.6	(9.6)

Badlands	9.0	7.8	1.2	15%	7.4	7.5	(0.1)	(1%)
Total Field	306.2	271.9	34.3		280.6	264.5	16.1

Coastal	40.0	38.6	1.4	4%	38.2	41.0	(2.8)	(7%)

Total	346.2	310.5	35.7	11%	318.8	305.5	13.3	4%
Crude oil gathered, Badlands, MBbl/d	108.7	103.9	4.8	5%	111.6	105.7	5.9	6%
Crude oil gathered, Permian, MBbl/d (4)	35.7	—	35.7	—	24.6	—	24.6	—
Natural gas sales, BBtu/d (3)	1,738.5	1,617.6	120.9	7%	1,647.8	1,636.8	11.0	1%
NGL sales, MBbl/d	244.4	248.4	(4.0)	(2%)	240.4	241.3	(0.9)	-
Condensate sales, MBbl/d	11.4	9.7	1.7	18%	11.4	10.0	1.4	14%
Average realized prices (6):
Natural gas, $/MMBtu	2.58	2.49	0.09	4%	2.71	1.96	0.75	38%
NGL, $/gal	0.56	0.36	0.20	56%	0.51	0.33	0.18	55%
Condensate, $/Bbl	42.69	38.29	4.40	11%	43.42	34.18	9.24	27%

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The increase in gross margin was primarily due to higher commodity prices and higher Permian volumes, including those associated with the Permian Acquisition. Field Gathering and Processing inlet volume increases included all areas in the Permian region, as well as SouthTX, Badlands and SouthOK, partially offset by decreases at WestOK and North Texas. The inlet volume decrease for Coastal Gathering and Processing, which generates significantly lower unit margins, partially offset the Field Gathering and Processing inlet volume increase. NGL production and natural gas sales increased primarily due to increased Field Gathering and Processing inlet volumes. The decrease in NGL sales was primarily due to the deferral to the fourth quarter of 2017 of NGL sales impacted by the temporary operational issues related to Hurricane Harvey. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition. Total Badlands crude oil gathered volumes and natural gas volumes increased primarily due to system expansions.

The increase in operating expenses was primarily driven by the inclusion of the Permian Acquisition, plant and system expansions in the Permian region and the June 2017 commencement in operations of the Raptor Plant at SouthTX.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The increase in gross margin was primarily due to higher commodity prices and higher Permian volumes including those associated with the Permian Acquisition. Field Gathering and Processing inlet volume increases included all areas in the Permian region, as well as SouthTX and SouthOK, partially offset by decreases at WestOK and North Texas. The inlet volume decrease for Coastal Gathering and Processing, which generates significantly lower unit margins, more than offset the Field Gathering and Processing inlet volume increase. Despite overall lower inlet volumes, NGL production increased primarily due to increased plant recoveries including additional ethane recovery. Third quarter NGL sales were reduced due to the deferral to the fourth quarter of 2017 of NGL sales impacted by the temporary operational issues related to Hurricane Harvey. Natural gas sales increased primarily due to increased Field Gathering and Processing inlet volumes. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition. Total Badlands crude oil gathered increased due to system expansions. Badlands natural gas volumes were relatively flat primarily due to the impact of the severe winter weather in the first quarter of 2017.

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

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended September 30, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	324.6	100%	324.6	324.6
WestTX (5) (6)	834.5	73%	607.5	607.5
Total Permian Midland	1,159.1		932.1	932.1
Sand Hills (4)	193.0	100%	193.0	193.0
Versado (7)	210.9	100%	210.9	210.9
Total Permian Delaware	403.9		403.9	403.9
Total Permian	1,563.0		1,336.0	1,336.0

SouthTX	330.1	Varies (8) (9)	260.0	330.1
North Texas	261.8	100%	261.8	261.8
SouthOK	515.2	Varies (10)	412.1	515.2
WestOK	367.1	100%	367.1	367.1
Total Central	1,474.2		1,301.0	1,474.2

Badlands (11)	60.9	100%	60.9	60.9
Total Field	3,098.1		2,697.9	2,871.1

Gross NGL production, MBbl/d (2)
SAOU (4)	38.7	100%	38.7	38.7
WestTX (5) (6)	115.5	73%	84.1	84.1
Total Permian Midland	154.2		122.8	122.8
Sand Hills (4)	21.0	100%	21.0	21.0
Versado (7)	25.3	100%	25.3	25.3
Total Permian Delaware	46.3		46.3	46.3
Total Permian	200.5		169.1	169.1

SouthTX	35.4	Varies (8) (9)	28.6	35.4
North Texas	29.3	100%	29.3	29.3
SouthOK	42.7	Varies (10)	34.6	42.7
WestOK	20.7	100%	20.7	20.7
Total Central	128.1		113.2	128.1

Badlands	9.0	100%	9.0	9.0
Total Field	337.6		291.3	306.2

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills.
(5)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(6)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
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

(11)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended September 30, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU	262.5	100%	262.5	262.5
WestTX (4)	695.0	73%	506.0	506.0
Total Permian Midland	957.5		768.5	768.5
Sand Hills	140.9	100%	140.9	140.9
Versado (5)	180.6	63%	113.8	180.6
Total Permian Delaware	321.5		254.7	321.5
Total Permian	1,279.0		1,023.2	1,090.0

SouthTX	218.0	Varies (6)	205.6	218.0
North Texas	315.2	100%	315.2	315.2
SouthOK	469.8	Varies (7)	392.8	469.8
WestOK	434.4	100%	434.4	434.4
Total Central	1,437.4		1,348.0	1,437.4

Badlands (8)	53.8	100%	53.8	53.8
Total Field	2,770.2		2,425.0	2,581.2

Gross NGL production, MBbl/d (2)
SAOU	32.8	100%	32.8	32.8
WestTX (4)	92.9	73%	67.6	67.6
Total Permian Midland	125.7		100.4	100.4
Sand Hills	15.2	100%	15.2	15.2
Versado (5)	21.8	63%	13.7	21.8
Total Permian Delaware	37.0		28.9	37.0
Total Permian	162.7		129.3	137.4

SouthTX	20.9	Varies (6)	19.7	20.9
North Texas	36.2	100%	36.2	36.2
SouthOK	42.4	Varies (7)	39.1	42.4
WestOK	27.2	100%	27.2	27.2
Total Central	126.7		122.2	126.7

Badlands	7.8	100%	7.8	7.8
Total Field	297.2		259.3	271.9

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
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

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016

	(In millions)
Gross margin	$180.0	$186.7	$(6.7)	(4%)	$553.3	$594.6	$(41.3)	(7%)
Operating expenses	64.1	60.7	3.4	6%	194.8	170.0	24.8	15%
Operating margin	$115.9	$126.0	$(10.1)	(8%)	$358.5	$424.6	$(66.1)	(16%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	329.3	313.2	16.1	5%	324.3	312.8	11.5	4%
LSNG treating volumes (2)	27.2	25.6	1.6	6%	31.6	23.3	8.3	36%
Benzene treating volumes (2)	16.1	20.2	(4.1)	(20%)	20.5	21.4	(0.9)	(4%)
Export volumes, MBbl/d (4)	154.5	156.7	(2.2)	(1%)	175.5	173.0	2.5	1%
NGL sales, MBbl/d	463.4	452.4	11.0	2%	468.1	466.3	1.8	—
Average realized prices:
NGL realized price, $/gal	$0.67	$0.46	$0.21	46%	$0.64	$0.45	$0.19	42%

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Logistics and Marketing gross margin decreased due to lower LPG export margin partially offset by higher fractionation margin, higher marketing gains, and higher terminaling and storage throughput. LPG export margin decreased primarily due to lower fees.   LPG export volumes decreased due to the deferral to the fourth quarter of 2017 of 12.5 MBbl/d of export volumes due to the temporary closure of the Houston Ship Channel resulting from Hurricane Harvey. Fractionation margin increased due to higher system product gains, higher supply volume despite the deferral to the fourth quarter of 2017 of 29.3 MBbl/d of supply volumes due to the temporary operational issues related to Hurricane Harvey, and higher fees. Fractionation gross margin was partially impacted by the variable effects of lower fuel and power that are largely reflected in operating expenses (see footnote (2) above).

Operating expenses increased primarily due to higher labor, higher repairs and maintenance, partially offset by lower fuel and power that is largely passed through.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The gross margin results for the nine months ended September 30, 2017 were impacted by the same factors as discussed above for the three months ended September 30, 2017, with the exception of fuel and power, which were higher. Additional factors were lower commercial transportation margin and lower domestic marketing margin. Commercial transportation margin decreased primarily due to lower barge activity. Domestic marketing margin decreased primarily due to lower terminal margins.

Operating expenses increased primarily due to higher fuel and power which is largely passed through, higher labor associated with Train 5, and higher maintenance associated with unusual one-time events in the first quarter of 2017.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In millions)
Gross margin	$(1.0)	$11.2	$(12.2)	$3.9	$56.9	$(53.0)
Operating margin	$(1.0)	$11.2	$(12.2)	$3.9	$56.9	$(53.0)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	17.3	$0.23	$4.0	13.8	$0.37	$5.1	$(1.1)
NGL (MMgal)	74.8	(0.09)	(6.7)	(7.2)	(0.25)	1.8	(8.5)
Crude oil (MBbl)	0.4	6.29	2.3	0.3	14.40	4.7	(2.4)
Non-hedge accounting (2)			(0.6)			(0.1)	(0.5)
Ineffectiveness (3)			-			(0.3)	0.3
			$(1.0)			$11.2	$(12.2)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	43.3	$0.15	$6.6	34.0	$0.94	$31.9	$(25.3)
NGL (MMgal)	177.5	(0.04)	(7.7)	20.2	0.34	6.9	(14.6)
Crude oil (MBbl)	0.9	6.29	5.8	0.8	20.02	16.2	(10.4)
Non-hedge accounting (2)			(0.9)			2.5	(3.4)
Ineffectiveness (3)			0.1			(0.6)	0.7
			$3.9			$56.9	$(53.0)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of Targa Pipeline Partners, L.P. (“TPL”) that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.4 million and $6.3 million for the three and nine months ended September 30, 2017 and $5.8 million and $20.9 million for the three and nine months ended September 30, 2016, related to these novated contracts. From the acquisition date through September 30, 2017, we have received total derivative settlements of $100.9 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of September 30, 2017, we had $103.9 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver, and Securitization Facility, and access to debt markets. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity as of October 31, 2017, was:

		October 31, 2017
		(In millions)
Cash on hand		$196.3
Total availability under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		350.0
		2,146.3

Less:	Outstanding borrowings under the TRP Revolver	—
	Outstanding borrowings under the Securitization Facility	(270.0)
	Outstanding letters of credit under the TRP Revolver	(24.6)
	Total liquidity	$1,851.7

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

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

Our working capital, exclusive of current debt obligations, increased $34.7 million from December 31, 2016 to September 30, 2017.  The major items contributing to this increase were the increase in inventory due to higher prices and volumes, additional collateral posted with our futures broker due to an increase in commodity prices, and greater cash on hand. This increase was partially offset by an increase in capital expenditure accruals driven primarily by the Permian activities, and a decrease in our net risk management working capital position due to changes in the forward prices of commodities.  The increase of $253.4 million in current debt obligations was mainly due to the reclassification of the remaining 5% Notes due 2018 to short-term. These notes were redeemed on October 30, 2017.

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

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% plus accrued interest to the redemption date, and in some cases, a make-whole premium. As of September 30, 2017 and December 31, 2016, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $3,957.6 million and $4,206.8 million, respectively. In October 2017, we issued $750.0 million aggregate principal amount of 5% Senior Notes due 2028, with net proceeds of $744.4 million after costs, and redeemed our outstanding 5% Senior Notes due 2018 at face value plus accrued interest through the redemption date.

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of September 30, 2017, we do not have any interest rate hedges.

To date, we do not believe our debt balances have adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 10 - Debt Obligations to our consolidated financial statements.  For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Compliance with Debt Covenants

As of September 30, 2017, we were in compliance with the covenants contained in our various debt agreements.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Nine Months Ended September 30,
	2017	2016	2017 vs. 2016
	(In millions)
Cash flows from operating activities:
Cash received from customers	$6,070.2	$4,584.7	$1,485.5
Cash received from (paid to) derivative counterparties	(50.9)	64.9	(115.8)
Cash distributions from equity investments (1)	8.4	1.8	6.6
Cash outlays for:
Product purchases	4,838.2	3,394.2	1,444.0
Operating expenses	433.7	380.9	52.8
General and administrative expense	133.6	110.6	23.0
Interest paid, net of amounts capitalized (2)	154.5	197.1	(42.6)
Income taxes paid, net of refunds	(4.9)	1.2	(6.1)
Other cash (receipts) payments	9.4	(1.3)	10.7
Net cash provided by operating activities	$463.2	$568.7	$(105.5)

(1)

Excludes $2.2 million and $3.4 million included in investing activities for the nine months ended September 30, 2017 and 2016 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $8.3 million and $7.2 million included in investing activities for the nine months ended September 30, 2017 and 2016.

Higher commodity prices were the primary contributor to increased cash collections and payments for product purchases in 2017 compared to 2016. Cash received from derivative settlements was lower as commodity price spreads between the prices paid to counterparties and the fixed prices we received on those derivative contracts were lower in 2017 in comparison to 2016. Interest payments are lower this year largely due to lower average outstanding debt balances, offset by the timing of payments of interest on two new series of notes we issued in 2016. Cash payments for operating expenses and general and administrative expenses increased primarily due to higher compensation and benefits, contractor and other professional services, coupled with higher utilities and higher maintenance. Other cash payments in 2017 were higher mainly due to transaction expenses associated with the Permian Acquisition in 2017.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2017	2016	2017 vs. 2016
(In millions)
$(1,457.5)	$(422.0)	$(1,035.5)

Cash used in investing activities increased in 2017 compared to 2016, primarily due to the $570.8 million outlay for the cash portion of the Permian Acquisition consideration. Capital expenditures increased $441.6 million during 2017 reflecting the spending for major growth projects during 2017 and the acquisition of the Flag City Plant.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2017	2016
Source of Financing Activities, net	(In millions)
Contributions from TRC and General Partner	$1,620.0	$1,191.0
Distributions	(633.1)	(542.9)
Debt, including financing costs	(4.6)	(808.6)
Equity offerings, net of financing costs	-	(7.5)
Other	47.9	15.8
Net cash provided by (used in) financing activities	$1,030.2	$(152.2)

In 2017, we realized a net source of cash from financing activities primarily due to contributions from TRC and General Partner, partially offset by a net reduction of debt borrowings and payments of distributions to TRC. We reduced net debt borrowings through repayments of the TRP Revolver and redemption of our 6⅜% Senior Notes. In September 2017, we sold a 25% interest in the Grand Prix Joint Venture and received a total of $75.0 million in contributions from Blackstone.

In 2016, we incurred a net use of cash from financing activities primarily due to a net reduction of debt outstanding and payment of distributions to TRC, offset by contributions from TRC and our general partner. With the contributions from TRC, we repurchased a portion of our senior notes through open market repurchases generally at a discount to par values and repaid a portion of the outstanding borrowings under the TRP Revolver.

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

The following table details the distributions declared and/or paid by us during the three and nine months ended September 30, 2017.

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2017	November 10, 2017	$225.4	$222.6
June 30, 2017	August 10, 2017	225.4	222.6
March 31, 2017	May 11, 2017	209.6	206.8
December 31, 2016	February 10, 2017	198.1	195.3

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of September 30, 2017, we have 5,000,000 Preferred Units outstanding. For the three and nine months ended September 30, 2017, $2.8 million and $8.4 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for September, which were paid subsequently on October 16, 2017.

In October 2017, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on November 15, 2017.

Capital Requirements

Our capital requirements relate to capital expenditures, which are classified as expansion expenditures (including business acquisitions), and maintenance expenditures. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life and expenditures to remain in compliance with environmental laws and regulations.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Capital expenditures:
Consideration for business acquisition	$987.1	$—
Contingent consideration (1)	(416.3)	—
Business acquisition, net of cash acquired	570.8	—

Expansion	914.6	370.2
Maintenance	73.1	56.3
Gross capital expenditures	987.7	426.5
Transfers from materials and supplies inventory to property, plant and equipment	(2.8)	(1.9)
Change in capital project payables and accruals	(118.3)	0.4
Cash outlays for capital projects	866.6	425.0

Total	$1,437.4	$425.0

(1)	See Note 4 – Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date.

We currently estimate that we will invest approximately $1,320.0 million in net growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. We continue to expect that 2017 net maintenance capital expenditures will be approximately $110.0 million.

Our expansion capital expenditures increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to spending related to additional processing plants and associated infrastructure in the Permian Basin,  the Grand Prix NGL pipeline and the Channelview Splitter, as well as the acquisition of the Flag City. The increase was partially offset by the impact of the substantial completion of the CBF Train 5 project in the second quarter of 2016. Our maintenance capital expenditures increased for 2017 as compared to 2016, primarily due to higher volumes processed on our system.

Off-Balance Sheet Arrangements

As of September 30, 2017, there were $38.3 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes, NGL equity volumes and condensate equity volumes and future commodity purchases and sales through 2020. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2017, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

Our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $(3.6) million and $7.5 million, during the three months ended September 30, 2017 and 2016, and $(4.9) million and $46.4 million, during the nine months ended September 30, 2017 and 2016, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $53.3 million at December 31, 2016 to a net liability position of $63.4 million at September 30, 2017. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

As of September 30, 2017, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d				Fair Value
				2017	2018	2019	2020	(In millions)
Gathering & Processing
Swap	IF-Waha	2.8740		103,600	-	-	-	$2.7
Swap	IF-Waha	2.6470		-	93,600	-	-	4.0
Swap	IF-Waha	2.6327		-	-	65,383	-	6.2
				103,600	93,600	65,383	-

Swap	IF-PB	2.6602		40,900	-	-	-	0.5
Swap	IF-PB	2.4802		-	45,900	-	-	0.2
Swap	IF-PB	2.3700		-	-	35,000	-	0.9
				40,900	45,900	35,000	-

Swap	IF-PEPL	2.6835		16,000	-	-	-	0.1
Swap	IF-PEPL	2.6835		-	16,000	-	-	0.6
Swap	IF-PEPL	2.6835		-	-	16,000	-	1.5
				16,000	16,000	16,000	-

Swap	NG-NYMEX	3.9900		9,783	-	-	-	0.8

		Put Price	Call Price
Collar	IF-Waha	3.0000	3.6700	7,500	-	-	-	0.3
Collar	IF-Waha	3.2500	4.2000	-	1,849	-	-	0.3
				7,500	1,849	-	-

		Put Price	Call Price
Collar	IF-PB	2.8000	3.5000	15,400	-	-	-	0.4
Collar	IF-PB	3.0000	3.6500	-	7,637	-	-	1.5
				15,400	7,637	-	-

Basis Swap	EP-PERMIAN	(0.1444)		4,891	-	-	-	0.2

Basis Swap	PEPL	(0.3308)		4,891	-	-	-	0.0

Gathering & Processing total				202,965	164,986	116,383	0	$20.2

Other (1)
Swap	NG-NYMEX	(3.1680)		(229)	(173)	(247)	-	$(0.0)
Swap	IF-Waha	3.0647		(9,707)	(4,227)	-	-	(0.5)
Basis Swap	Various	Various		82,418	15,726	12,500	10,445	(1.3)
Future	Various	3.2640		-	1,103	-	-	(0.0)
Other total				72,482	12,429	12,253	10,445	$(1.8)

								$18.4

________________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2778		6,030	-	-	$0.0
Swap	C2-OPIS-MB	0.2816		-	4,118	-	(0.4)
Swap	C2-OPIS-MB	0.2951		-	-	3,460	(1.0)
Total				6,030	4,118	3,460

Swap	C3-OPIS-MB	0.6598		10,382	-	-	(9.7)
Swap	C3-OPIS-MB	0.6274		-	5,510	-	(8.5)
Swap	C3-OPIS-MB	0.5530		-	-	2,650	(3.8)
Total				10,382	5,510	2,650

Swap	IC4-OPIS-MB	0.8570		1,400	-	-	(1.1)
Swap	IC4-OPIS-MB	0.8053		-	560	-	(0.6)
Swap	IC4-OPIS-MB	0.7133		-	-	170	(0.2)
Total				1,400	560	170

Swap	NC4-OPIS-MB	0.8538		3,930	-	-	(2.9)
Swap	NC4-OPIS-MB	0.7969		-	1,530	-	(1.4)
Swap	NC4-OPIS-MB	0.6989		-	-	460	(0.6)
Total				3,930	1,530	460

Swap	C5-OPIS-MB	1.0997		1,690	-	-	(0.7)
Swap	C5-OPIS-MB	1.0703		-	1,140	-	(2.1)
Swap	C5-OPIS-MB	1.0783		-	-	659	(0.9)
Total				1,690	1,140	659

		Put Price	Call Price
Collar	C2-OPIS-MB	0.240	0.290	410	-	-	(0.0)

		Put Price	Call Price
Collar	C3-OPIS-MB	0.570	0.68625	380	-	-	(0.3)
Collar	C3-OPIS-MB	0.530	0.65000	-	900	-	(1.7)
Total				380	900	-

		Put Price	Call Price
Collar	IC4-OPIS-MB	0.650	0.840	-	110	-	(0.2)
Collar	IC4-OPIS-MB	0.640	0.800	-	-	110	(0.2)
Total				-	110	110

		Put Price	Call Price
Collar	NC4-OPIS-MB	0.650	0.800	-	300	-	(0.6)
Collar	NC4-OPIS-MB	0.640	0.760	-	-	300	(0.4)
Total				-	300	300

		Put Price	Call Price
Collar	C5-OPIS-MB	1.210	1.415	130	-	-	0.0
Collar	C5-OPIS-MB	1.230	1.385	-	32	-	0.0
Total				130	32	-

Gathering & Processing total				24,352	14,200	7,809	$(37.3)

Other (1)(2)
Future	C2-OPIS-MB	0.2741		13,804	-	-	$(0.1)
Future	C2-OPIS-MB	0.3007		-	1,534	-	0.2
Future	C2-OPIS-MB	0.3138		-	-	329	(0.0)
Total				13,804	1,534	329

Future	C3-OPIS-MB	0.6394		13,120	-	-	(13.5)
Future	C3-OPIS-MB	0.6074		-	2,918	-	(15.3)
Total				13,120	2,918	-

Future	IC4-OPIS-MB	0.7706	1,033	-	-	(1.1)
Future	IC4-OPIS-MB	0.7825	-	55	-	(0.2)
Total			1,033	55	-

Future	NC4-OPIS-MB	0.8314	9,946	-	-	(8.2)
Future	NC4-OPIS-MB	0.8027	-	1,616	-	(5.3)
Total			9,946	1,616	-

Future	C5-OPIS-MB	1.1285	978	-	-	(0.3)
Future	C5-OPIS-MB	1.0890	-	466	-	(0.8)
Total			978	466	-

	Put Price
Option	C2-OPIS-MB	0.2694	2,174	-	-	0.1
Option	C2-OPIS-MB	0.2963	-	1,644	-	1.1
Total			2,174	1,644	-

Other total			41,055	8,233	329	$(43.4)

						$(80.7)

_______________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	53.50		3,150	-	-	$0.4
Swap	WTI-NYMEX	48.76		-	2,420	-	(2.7)
Swap	WTI-NYMEX	50.86		-	-	1,293	(0.0)
				3,150	2,420	1,293

		Put Price	Call Price
Collar	WTI-NYMEX	54.04	64.09	1,380	-	-	0.5
Collar	WTI-NYMEX	49.76	58.50	-	691	-	0.4
Collar	WTI-NYMEX	48.00	56.25	-	-	590	0.3
				1,380	691	590

Total				4,530	3,111	1,883

							$(1.1)

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of September 30, 2017, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2017, we had $708.1 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $7.1 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $32.4 million as of September 30, 2017. The range of losses attributable to our individual counterparties would be between $0.3 million and $8.2 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of September 30, 2017, our operating income would decrease by $7.1 million in the year of the assessment.

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

4.2*

Supplemental Indenture dated June 16, 2017 to Indenture dated January 31, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.3*

Supplemental Indenture dated June 16, 2017 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.4*

Supplemental Indenture dated June 16, 2017 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.5*

Supplemental Indenture dated June 16, 2017 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.6*

Supplemental Indenture dated June 16, 2017 to Indenture dated January 30, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.7*

Supplemental Indenture dated June 16, 2017 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

4.8*

Supplemental Indenture dated June 16, 2017 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP (Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: November 3, 2017	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)