Form 10-Q
period 2018-03-31
Targa Resources Partners LP
filed 2018-05-03
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			March 31, 2018	December 31, 2017
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$206.7	$124.7
Trade receivables, net of allowances of $0.1 and $0.1 million at March 31, 2018 and December 31, 2017			744.8	825.7
Inventories			96.7	204.5
Assets from risk management activities			63.2	37.9
Other current assets			31.3	55.8
Total current assets			1,142.7	1,248.6
Property, plant and equipment			14,762.0	14,198.6
Accumulated depreciation			(3,920.4)	(3,768.7)
Property, plant and equipment, net			10,841.6	10,429.9
Intangible assets, net			2,120.1	2,165.8
Goodwill, net			256.6	256.6
Long-term assets from risk management activities			41.4	23.2
Investments in unconsolidated affiliates			313.4	221.6
Other long-term assets			11.9	13.3
Total assets			$14,727.7	$14,359.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$968.3	$1,106.6
Accounts payable to Targa Resources Corp.			64.6	76.9
Liabilities from risk management activities			53.6	79.7
Current debt obligations			300.0	350.0
Total current liabilities			1,386.5	1,613.2
Long-term debt			4,629.2	4,268.0
Long-term liabilities from risk management activities			18.1	19.6
Deferred income taxes, net			24.0	24.0
Other long-term liabilities			568.1	576.0
Contingencies (see Note 15)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
March 31, 2018	5,000,000	5,000,000
December 31, 2017	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	6,377.1	6,500.3
March 31, 2018	275,168,410	275,168,410
December 31, 2017	275,168,410	275,168,410
General partner	Issued	Outstanding	805.7	808.2
March 31, 2018	5,629,136	5,629,136
December 31, 2017	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			45.3	(46.0)
			7,348.7	7,383.1
Noncontrolling interests in subsidiaries			753.1	475.1
Total owners' equity			8,101.8	7,858.2
Total liabilities and owners' equity			$14,727.7	$14,359.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities (see Note 3)	$2,173.7	$1,858.1
Fees from midstream services (see Note 3)	281.9	254.5
Total revenues	2,455.6	2,112.6
Costs and expenses:
Product purchases (see Note 3)	1,941.0	1,654.2
Operating expenses	173.2	151.9
Depreciation and amortization expense	198.1	191.1
General and administrative expense	52.6	45.5
Other operating (income) expense	0.3	16.2
Income (loss) from operations	90.4	53.7
Other income (expense):
Interest income (expense), net	20.2	(58.6)
Equity earnings (loss)	1.5	(12.6)
Gain (loss) from financing activities	—	—
Change in contingent considerations	(56.1)	(3.3)
Other, net	—	(5.2)
Income (loss) before income taxes	56.0	(26.0)
Income tax (expense) benefit	—	4.7
Net income (loss)	56.0	(21.3)
Less: Net income (loss) attributable to noncontrolling interests	13.2	6.0
Net income (loss) attributable to Targa Resources Partners LP	$42.8	$(27.3)

Net income attributable to preferred limited partners	$2.8	$2.8
Net income (loss) attributable to general partner	0.8	(0.6)
Net income (loss) attributable to common limited partners	39.2	(29.5)
Net income (loss) attributable to Targa Resources Partners LP	$42.8	$(27.3)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In millions)
Net income (loss)	$56.0	$(21.3)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	64.6	66.2
Settlements reclassified to revenues	26.7	6.1
Other comprehensive income (loss)	91.3	72.3
Comprehensive income (loss)	147.3	51.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	13.2	6.0
Comprehensive income (loss) attributable to Targa Resources Partners LP	$134.1	$45.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	—	$—	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	58.8	—	1.2	—	—	—	—	60.0
Acquisition of related party (see Note 14)	—	—	—	—	—	—	—	—	—	1.2	1.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16.5)	(16.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	280.1	280.1
Other comprehensive income (loss)	—	—	—	—	—	—	91.3	—	—	—	91.3
Net income (loss)	—	2.8	—	39.2	—	0.8	—	—	—	13.2	56.0
Distributions	—	(2.8)	—	(221.2)	—	(4.5)	—	—	—	—	(228.5)
Balance, March 31, 2018	5,000	$120.6	275,168	$6,377.1	5,629	$805.7	$45.3	—	$—	$753.1	$8,101.8

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	—	$—	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	641.9	—	13.1	—	—	—	—	655.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9.7)	(9.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	8.9	8.9
Other comprehensive income (loss)	—	—	—	—	—	—	72.3	—	—	—	72.3
Net income (loss)	—	2.8	—	(29.5)	—	(0.6)	—	—	—	6.0	(21.3)
Distributions	—	(2.8)	—	(191.4)	—	(3.9)	—	—	—	—	(198.1)
Balance, March 31, 2017	5,000	$120.6	275,168	$6,360.9	5,629	$805.3	$10.5	—	$—	$360.4	$7,657.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$56.0	$(21.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	2.3	2.4
Depreciation and amortization expense	198.1	191.1
Accretion of asset retirement obligations	0.9	1.3
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(72.5)	2.5
Deferred income tax expense (benefit)	—	(0.5)
Equity (earnings) loss of unconsolidated affiliates	(1.5)	12.6
Distributions of earnings received from unconsolidated affiliates	4.2	2.7
Risk management activities	30.1	8.5
(Gain) loss on sale or disposition of assets	(0.1)	16.1
Change in contingent considerations included in Other expense (income)	56.1	3.3
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	95.0	140.6
Inventories	110.2	53.7
Accounts payable and other liabilities	(124.6)	(99.8)
Net cash provided by operating activities	354.2	313.2
Cash flows from investing activities
Outlays for property, plant and equipment	(595.9)	(144.2)
Outlays for business acquisition, net of cash acquired	—	(480.8)
Investments in unconsolidated affiliates	(88.0)	(0.5)
Return of capital from unconsolidated affiliates	1.5	—
Other, net	5.1	—
Net cash used in investing activities	(677.3)	(625.5)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	600.0	480.0
Repayments of credit facility	(240.0)	(630.0)
Proceeds from borrowings under accounts receivable securitization facility	—	75.0
Repayments of accounts receivable securitization facility	(50.0)	(65.0)
Costs incurred in connection with financing arrangements	—	(0.1)
Contributions from general partner	1.2	13.1
Contributions from TRC	58.8	641.9
Contributions from noncontrolling interests	280.1	8.9
Distributions to noncontrolling interests	(16.5)	(9.7)
Distributions to unitholders	(228.5)	(198.1)
Net cash provided by financing activities	405.1	316.0
Net change in cash and cash equivalents	82.0	3.7
Cash and cash equivalents, beginning of period	124.7	68.0
Cash and cash equivalents, end of period	$206.7	$71.7

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

Our common units are wholly owned by TRC and no longer publicly traded as a result of TRC’s acquisition of our outstanding common units that it and its subsidiaries did not already own in 2016.

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

The unaudited consolidated financial statements for the three months ended March 31, 2018 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

Note 3 — Significant Accounting Policies

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update require, among other items, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently monitoring recent exposure drafts and clarifications issued by the FASB.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

In March 2018, the FASB approved an additional transition method that, if elected, would allow entities to apply the new leases standard to all new leases entered into after January 1, 2019 and all existing lease contracts as of January 1, 2019 through a cumulative adjustment to retained earnings.

We expect to adopt Topic 842 on January 1, 2019, and expect to elect the land easement practical expedient as well as the optional additional transition method. We are currently in the process of gathering a complete population of our lease arrangements, and are evaluating the impact of the new standard on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update change the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments affect investments in loans, investments in debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments also replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  We expect to early adopt the amendments on January 1, 2019 and do not expect a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The amendments also create a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 by applying the modified retrospective transition approach to contracts which were not completed as of the date of adoption. The adoption of Topic 606 did not result in a material cumulative effect adjustment to retained earnings on January 1, 2018. However, the adoption did have an impact on the classification between “Fees from midstream services” and “Product purchases,” as well as the reporting of gross vs. net revenues, as discussed below:

•

Embedded fees within commodity supply contracts where the counterparty is not deemed to be a customer are now reported as a reduction of “Product purchases.” Historically, such fees were reported as “Fees from midstream services.”

•

Noncash consideration in the form of commodities received in-kind from a customer is now recognized as service revenue within “Fees from midstream services” when the service is performed. Historically, the noncash consideration was only recognized as revenue upon sale to a third party without corresponding “Product purchases.”

•

For certain contracts structured as a purchase where we do not control the commodities, but rather are acting as an agent for the supplier, revenue is now recognized for the net amount of consideration we expect to retain in exchange for our service. Historically, the purchase from the supplier and subsequent sale were reported gross.

The following table summarizes the effects of adoption on our consolidated financial statements:

	Three Months Ended March 31, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$2,260.1	$(86.4)	$2,173.7
Fees from midstream services	288.4	(6.5)	281.9
Total revenues	2,548.5	(92.9)	2,455.6
Costs and expenses:
Product purchases	2,033.9	(92.9)	1,941.0
Income from operations	90.4	—	90.4
Income (loss) before income taxes	56.0	—	56.0
Net income (loss)	$56.0	$—	$56.0

Targeted Improvements to Accounting for Hedge Activities

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The amendments in this update are intended to better align risk management activities and financial reporting for hedging relationships. The amendments cover multiple aspects of hedge accounting including: (1) change the way in which ineffectiveness is accounted; (2) allow for new hedge strategies; and (3) change hedge disclosures. Under the new guidance, companies will have the option to perform a qualitative quarterly effectiveness assessment once the initial quantitative test has been performed. In addition, any ineffectiveness that exists is required to be recorded in other comprehensive income instead of in earnings as was required under prior guidance. Several new hedging strategies qualify for hedge accounting treatment, most of these strategies involving the hedging of contractually specified components. Lastly, disclosure requirements have been updated to: (1) require that hedge income be presented on the same line item as the related hedged item; (2) require hedge program objectives to be disclosed; and (3) eliminate the requirement to separately disclose ineffectiveness. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  We early adopted the amendments on January 1, 2018, with the changes to ineffectiveness resulting in no effect on retained earnings, as we had no accumulated ineffectiveness at December 31, 2017. See updated disclosures as a result of these amendments in Note 12 – Derivative Instruments and Hedging Activities and Note 19 – Segment Information.

Cash Flow Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows related to the following transactions: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance; (6) distributions received from equity method investees; and (7) beneficial interests in securitization transactions. Additionally, the update clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments were effective for us on January 1, 2018 and were adopted on a retrospective basis, with no material effect on our consolidated financial statements. In addition, we elected to apply the cumulative earnings approach to classify distributions received from equity method investees which is consistent with our historical practice.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing an initial required screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, then the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments were effective for us on January 1, 2018 and were adopted on a prospective basis.

Other Income

In February 2017, FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this update clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the amendments clarify that the guidance applies to all nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies and defines "in substance nonfinancial asset" as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. These amendments also impact the accounting for partial sales of nonfinancial assets, whereby an entity that transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, will measure the retained interest at fair value resulting in the full gain/loss recognition upon sale. These amendments were effective for us on January 1, 2018 and were adopted by applying the modified retrospective transition approach to contracts which were not completed as of the date of adoption. The adoption did not result in a cumulative effect adjustment to retained earnings on January 1, 2018.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification of stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the amendments on January 1, 2018, however, as we are not subject to federal income taxes, there was no impact on our consolidated financial statements.

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Besides those noted below, there were no other significant updates or revisions to our policies during the three months ended March 31, 2018.

Revenue Recognition

Our operating revenues are primarily derived from the following activities:

•	sales of natural gas, NGLs, condensate, crude oil and petroleum products;
•	services related to compressing, gathering, treating and processing of natural gas; and
•	services related to NGL fractionation, terminaling and storage, transportation and treating.

We have multiple types of contracts with commercial counterparties and many of these may result in cash inflows to Targa due to the structure of settlement provisions with embedded fees. The commercial relationship of the counterparty in such contracts is inherently one of a supplier, rather than a customer, and therefore, such contracts are excluded from the provisions of the revenue recognition guidance in Topic 606. Any cash inflows or fees that are realized on these supply type contracts are reported as a reduction of Product purchases.

Our revenues, therefore, are measured based on consideration specified in a contract with parties designated as customers. We recognize revenue when we satisfy a performance obligation by transferring control over a commodity or service to a customer. Sales and other taxes we collect, that are both imposed on and concurrent with revenue-producing activities, are excluded from revenues.

We generally report sales revenues on a gross basis in our Consolidated Statements of Operations, as we typically act as the principal in the transactions where we receive and control commodities. However, buy-sell transactions that involve purchases and sales of inventory with the same counterparty, which are legally contingent or in contemplation of one another, as well as instances where we do not control the commodities, but rather are acting as an agent to the supplier, are reported as a single revenue transaction on a combined net basis.

Our commodity sales contracts typically contain multiple performance obligations, whereby each distinct unit of commodity to be transferred to the customer is a separate performance obligation. Under such contracts, revenue is recognized at the point in time each unit is transferred to the customer because the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the commodity at that time. In certain instances, it may be determinable that the customer receives and consumes the benefits of each unit as it is transferred. Under such contracts, we have a single performance obligation comprised of a series of distinct units of commodity; and in such instance, revenue is recognized over time using the units delivered output method, as each distinct unit is transferred to the customer. Our commodity sales contracts are typically priced at a market index, but may also be set at a fixed price. When our sales are priced at a market index, we apply the allocation exception for variable consideration and allocate the market price to each distinct unit when it is transferred to the customer. The fixed price in our commodity sales contracts generally represents the standalone selling price, and therefore, when each distinct unit is transferred to the customer, we recognize revenue at the fixed price.

Our service contracts typically contain a single performance obligation, which is a series of distinct days of the applicable service over the life of the contract (fundamentally a stand-ready service), whereby we recognize revenue over time using an output method of progress based on the passage of time (i.e., each day of service). This output method is appropriate because it directly relates to the value to the customer of the days of service transferred to date, relative to the remaining days of service promised under the contract. The transaction price of such contracts is typically comprised of variable consideration, which is primarily dependent on the volume and composition of the commodities delivered and serviced. The variable consideration is generally commensurate with our efforts to perform the service and the terms of the variable payments relate specifically to our efforts to satisfy each day of distinct service. Therefore, the variable consideration is typically not estimated at contract inception, but rather the allocation exception for variable consideration is applied, whereby the variable consideration is allocated to each day of service and recognized as revenue when each day of service is provided. When the Company is entitled to noncash consideration in the form of commodities, the variability related to the form of consideration (market price) and reasons other than form (volume and composition) are interrelated to the service, and therefore, the Company measures the noncash consideration at the point in time when the volume, mix and market price related to the commodities retained in-kind are known. This results in the recognition of revenue based on the market price of the commodity when the service is performed. In addition, if the transaction price includes a fixed component (i.e., a fixed capacity reservation fee), the fixed component is recognized ratably on a straight line basis over the contract term, as each day of service has elapsed, which is consistent with the output method of progress selected for the performance obligation.

Our customers are typically billed on a monthly basis, or earlier, if final delivery and sale of commodities is made prior to month-end, and payment is typically due within 10 to 30 days. As a practical matter, the Company defines the unit of account for revenue recognition purposes based on the passage of time ranging from one month to one quarter, rather than each day. This is because the financial reporting outcome is the same regardless of whether each day or month/quarter is treated as the distinct service in the series. That is, at the end of each month or quarter, the variability associated with the amount of consideration for which the Company is entitled to, is resolved, and can be included in that month or quarter’s revenue.

Significant Judgments

Certain provisions of our service contracts (i.e., tiered price structures) require further assessment to determine if the allocation exception for variable consideration is met. If the allocation exception is not met, the Company estimates the total consideration, which we expect to be entitled to for the applicable term of the contract, based on projections of future activity. In such instance, revenue is recognized using an output method of progress based on the volume of commodities serviced during the reporting period. The Company’s estimate of total consideration is reassessed each reporting period until contract completion.

For contracts with minimum volume commitments, we generally expect the customer to meet the commitment. However, such contracts are reassessed throughout the term of the commitment, and if we no longer expect the customer to meet the commitment, the allocation exception for variable consideration would not be met. That is, from that point onwards, an allocation based on the applicable fee applied to the volumes serviced does not depict the amount of consideration which we expect to be entitled to, in exchange for the service. In such instance, revenue will be recognized up to the minimum volume commitment in proportion to the days of service elapsed and the remaining duration of the commitment.

Note 4 –Newly-Formed Joint Ventures and Acquisitions

Joint Ventures

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

In September 2017, we sold a 25% interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”), which owns the portion of Grand Prix extending from the Permian Basin to Mont Belvieu, Texas, to funds managed by Blackstone Energy Partners ("Blackstone"). We are the operator and construction manager of Grand Prix. We account for Grand Prix on a consolidated basis in our consolidated financial statements.

Concurrent with the sale of the 25% interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC (“EagleClaw”), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement whereby EagleClaw has dedicated and committed significant NGLs associated with EagleClaw’s natural gas volumes produced or processed in the Delaware Basin.

In March 2018, we announced an extension of Grand Prix into southern Oklahoma. The pipeline expansion is supported by long-term commitments for both transportation and fractionation services from our existing and future processing plants in the Arkoma area in our SouthOK system and from third-party commitments, including a long-term commitment for transportation and fractionation with Valiant Midstream, LLC. The extension of Grand Prix into southern Oklahoma is not part of the Grand Prix Joint Venture and its expected cost of approximately $350 million will be funded exclusively by Targa.

The total cost for Grand Prix, including the extension into southern Oklahoma, is expected to be approximately $1.7 billion.

Cayenne Joint Venture

In July 2017, we entered into the Cayenne Pipeline, LLC joint venture (“Cayenne Joint Venture”) with American Midstream LLC to convert an existing 62-mile gas pipeline to an NGL pipeline connecting the VESCO plant in Venice, Louisiana to the Enterprise Products Operating LLC (“Enterprise”) pipeline at Toca, Louisiana, for delivery to Enterprise’s Norco Fractionator. We acquired a 50% interest in the Cayenne Joint Venture for $5.0 million. The project commenced operations in December 2017. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the Cayenne Joint Venture.

Gulf Coast Express Joint Venture

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce, Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each initially own a 25% interest, and KMTP initially owns a 50% interest in GCX. In addition, Apache Corporation (which will also be a shipper on GCX) has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the operator and constructor of GCX, and we will commit significant volumes to the pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is expected to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019, pending the receipt of necessary regulatory approvals. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the GCX Joint Venture.

Little Missouri 4 Joint Venture

In January 2018, we formed a 50/50 joint venture with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at the Partnership’s existing Little Missouri facility (“Little Missouri 4”). The LM4 Plant is anticipated to be completed at the end of the fourth quarter of 2018. The Partnership will manage construction of, and operate, the LM4 Plant. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the Little Missouri 4 Joint Venture.

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of Grand Prix, GCX and an approximately 100 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). Stonepeak owns a 95% interest in Grand Prix Development LLC (“Grand Prix DevCo JV”), which owns a 20% interest in the Grand Prix Joint Venture (not including the extension into southern Oklahoma). Stonepeak owns an 80% interest in both Targa GCX Pipeline LLC (“GCX DevCo JV”), which owns our 25% interest in GCX, and Targa Train 6 LLC (“Train 6 DevCo JV”), which owns a 100% interest in certain assets associated with Train 6. The Train 6 DevCo JV does not include certain fractionation-related infrastructure such as brine and storage, which will be funded and owned 100% by us. We hold the remaining interests in the DevCo JVs as well as control the management, construction and operation of Grand Prix and Train 6.

The following diagram displays the ownership structure of the DevCo JVs:

For a four-year period beginning on the earlier of the date that all three projects have commenced commercial operations or January 1, 2020, we have the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. Targa may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests is based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs.  Targa will control the management of the DevCo JVs unless and until Targa declines to exercise its option to acquire Stonepeak's interests. Train 6 is expected to begin operations in the first quarter of 2019. Grand Prix is expected to be in service in the second quarter of 2019. GCX is expected to be in service in the fourth quarter of 2019, pending the receipt of necessary regulatory approvals.

We hold a controlling interest in each of the DevCo JVs, as we have the majority voting interest and the supermajority voting provisions of the joint venture agreements do not represent substantive participating rights and are protective in nature to Stonepeak. As a result, we have consolidated each of the DevCo JVs in our financial statements. We continue to account for Grand Prix and Train 6 on a consolidated basis in our consolidated financial statements, and continue to account for GCX as an equity method investment as disclosed in Note 7 – Investments in Unconsolidated Affiliates.

Acquisitions

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that would occur in May 2018 and May 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017. The portion of the earn-out due in 2018 expired with no required payment.

Pro Forma Impact of Permian Acquisition on Consolidated Statements of Operations

The following summarized unaudited pro forma Consolidated Statements of Operations information for the three months ended  March 31, 2017 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

March 31, 2017
Pro Forma
Revenues	$2,126.7
Net income (loss)	(23.4)

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

•

Exclude $5.1 million of acquisition-related costs incurred as of March 31, 2017 from pro forma net income for the three months ended March 31, 2017. Pro forma net income for the three months ended March 31, 2017 was adjusted to include those charges.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its fair value. We agreed to pay up to an additional $935.0 million in aggregate potential earn-out payments in May 2018 and May 2019. The acquisition date fair value of the potential earn-out payments of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) are included in earnings. During the three months ended March 31, 2018 and 2017, we recognized $56.0 million and $3.2 million as Other income related to the change in fair value of the contingent consideration.

The portion of the earn-out due in 2018 expired with no required payment. As of March 31, 2018, the fair value of the second potential earn-out payment of $373.0 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets. See Note 10 – Other Long-term Liabilities and Note 13 – Fair Value Measurements for additional discussion of the fair value methodology.

Note 5 — Inventories

	March 31, 2018	December 31, 2017
Commodities	$79.6	$191.6
Materials and supplies	17.1	12.9
	$96.7	$204.5

Note 6 — Property, Plant and Equipment and Intangible Assets

	March 31, 2018	December 31, 2017	Estimated Useful Lives (In Years)
Gathering systems	$7,154.4	$7,037.2	5 to 20
Processing and fractionation facilities	3,678.3	3,563.0	5 to 25
Terminaling and storage facilities	1,252.3	1,244.1	5 to 25
Transportation assets	343.6	343.6	10 to 25
Other property, plant and equipment	312.1	303.5	3 to 25
Land	144.3	125.7	—
Construction in progress	1,877.0	1,581.5	—
Property, plant and equipment	14,762.0	14,198.6
Accumulated depreciation	(3,920.4)	(3,768.7)
Property, plant and equipment, net	$10,841.6	$10,429.9

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(616.5)	(570.8)
Intangible assets, net	$2,120.1	$2,165.8

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in the Permian Acquisition and the acquisition of the Flag City Plant assets in SouthTX in 2017, the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”) and our Badlands acquisition in 2012. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

Amortization expense attributable to these assets is recorded over the periods in which we benefit from services provided to customers. We are amortizing these assets over lives ranging from 10 to 20 years using a method that closely reflects the cash flow pattern underlying their intangible asset valuation, or the straight-line method, if a reliably determinable pattern of amortization could not be identified.

The estimated annual amortization expense for intangible assets is approximately $182.6 million, $171.6 million, $159.4 million, $149.5 million and $141.2 million for each of the years 2018 through 2022.

The changes in our intangible assets are as follows:

Balance at December 31, 2017	$2,165.8
Amortization	(45.7)
Balance at March 31, 2018	$2,120.1

Subsequent Event

On May 1, 2018, we executed an agreement to sell our inland marine barge business to Kirby Corp. for approximately $69.3 million. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close during the second quarter of 2018. Subsequent to the closing of the sale, we will continue to own and operate two ocean-going barges.

Note 7 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•

three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle, a gas gathering company; a 50% interest in T2 Eagle Ford, a gas gathering company; and a 50% interest in T2 EF Cogen, which owns a cogeneration facility, (together the “T2 Joint Ventures”);

•	a 50% operated ownership interest in the Cayenne Joint Venture;
•	a 25% non-operated ownership interest in GCX; and
•	a 50% operated ownership interest in Little Missouri 4.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

T2 Joint Ventures

The T2 Joint Ventures were formed to provide services for the benefit of their joint interest owners. The T2 LaSalle and T2 Eagle Ford gathering companies have capacity lease agreements with their joint interest owners, which cover costs of operations (excluding depreciation and amortization).

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of March 31, 2018, $25.8 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Cayenne, GCX and Little Missouri 4 Joint Ventures

See Note 4 – Newly-Formed Joint Ventures and Acquisitions for discussion of the formation of our Cayenne Joint Venture, GCX Joint Venture and Little Missouri 4 Joint Venture.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2017	Equity Earnings (Loss)	Cash Distributions (1)	Contributions (2)	Balance at March 31, 2018
GCF	$45.8	$4.2	$(5.7)	$—	$44.3
T2 LaSalle	54.1	(1.3)	—	0.1	52.9
T2 Eagle Ford	109.2	(2.6)	—	—	106.6
T2 EF Cogen	3.9	(0.4)	—	—	3.5
Cayenne	8.6	1.6	—	2.1	12.3
GCX	—	—	—	69.5	69.5
Little Missouri 4	—	—	(8.0)	32.3	24.3
Total	$221.6	$1.5	$(13.7)	$104.0	$313.4

_________________

(1)

Includes $1.5 million in distributions received from GCF in excess of our share of cumulative earnings for the three months ended March 31, 2018. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur. Also includes an $8.0 million distribution from Little Missouri 4 as a reimbursement of pre-formation expenditures.

(2)	Includes a $16.0 million initial contribution of property, plant and equipment to Little Missouri 4.

Note 8 — Accounts Payable and Accrued Liabilities

	March 31, 2018	December 31, 2017
Commodities	$593.0	$711.9
Other goods and services	254.7	286.9
Interest	63.4	54.1
Permian Acquisition contingent consideration, estimated current portion	—	6.8
Income and other taxes	28.3	26.3
Other	28.9	20.6
	$968.3	$1,106.6

Accounts payable and accrued liabilities includes $56.6 million and $49.7 million of liabilities to creditors to whom we have issued checks that remained outstanding as of March 31, 2018 and December 31, 2017. The estimated current portion of the Permian Acquisition contingent consideration represents the fair value of the first potential earn-out payment that would have been due in May 2018. The estimated remaining portion that would be payable in May 2019 is recorded within Other long-term liabilities on our Consolidated Balance Sheets.

Note 9 — Debt Obligations

	March 31, 2018	December 31, 2017
Current:
Accounts receivable securitization facility, due December 2018	$300.0	$350.0

Long-term:
Senior secured revolving credit facility, variable rate, due October 2020 (1)	380.0	20.0
Senior unsecured notes:
4⅛% fixed rate, due November 2019	749.4	749.4
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅜% fixed rate, due February 2027	500.0	500.0
5% fixed rate, due January 2028	750.0	750.0
TPL notes, 4¾% fixed rate, due November 2021	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023	48.1	48.1
Unamortized premium	0.4	0.4
	4,658.0	4,298.0
Debt issuance costs, net of amortization	(28.8)	(30.0)
Long-term debt	4,629.2	4,268.0
Total debt obligations	$4,929.2	$4,618.0
Irrevocable standby letters of credit outstanding	$25.9	$27.2

(1)	As of March 31, 2018, availability under our $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,194.1 million.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2018:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.4% - 5.5%	3.8%
Accounts receivable securitization facility	2.6% - 2.9%	2.6%

Compliance with Debt Covenants

As of March 31, 2018, we were in compliance with the covenants contained in our various debt agreements.

Subsequent Event

In April 2018, we issued $1.0 billion aggregate principal amount of 5⅞% senior notes due April 2026 (the “5⅞% Senior Notes due 2026”). We used the net proceeds of $992.3 million after costs from this offering to repay borrowings under our credit facilities and for general partnership purposes.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	March 31, 2018	December 31, 2017
Asset retirement obligations	$52.5	$50.3
Mandatorily redeemable preferred interests	4.2	76.2
Deferred revenue	135.2	136.2
Permian Acquisition contingent consideration, noncurrent portion	373.0	310.2
Other liabilities	3.2	3.1
Total long-term liabilities	$568.1	$576.0

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

Balance at December 31, 2017	$50.3
Change in cash flow estimate	2.1
Accretion expense	0.9
Retirement of ARO	(0.8)
Balance at March 31, 2018	$52.5

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. As redemption cannot occur before 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of March 31, 2018.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2017	$76.2
Income attributable to mandatorily redeemable preferred interests	0.5
Change in estimated redemption value included in interest (income) expense, net	(72.5)
Balance at March 31, 2018	$4.2

In February 2018, the parties amended the agreements governing each joint venture to: (i) increase the priority return for capital contributions made on or after January 1, 2017; and (ii) add a non-consent feature effective with respect to certain capital projects undertaken on or after January 1, 2017. During the three months ended March 31, 2018, the $72.5 million change in the estimated redemption value of the mandatorily redeemable preferred interests is primarily attributable to the amendments.

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., then a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (the “Splitter Agreement”) under which we will build and operate a crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (the “Channelview Splitter”) and provide approximately 730,000 Bbl of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed in the second quarter of 2018, and has an estimated total cost of approximately $140 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. The Splitter Agreement provides that subsequent annual payments of $43.0 million (subject to an annual inflation factor) are to be paid to Targa through 2022. In October 2017, we received $43.0 million representing the second annual payment under the Splitter Agreement, which has been recorded as deferred revenue. The deferred revenue receipts will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025. In January 2018, Vitol US Holding Co. acquired Noble Americas Corp.

Deferred revenue also includes nonmonetary consideration received in a 2015 amendment (the “gas contract amendment”) to a gas gathering and processing agreement. We measured the estimated fair value of the gathering assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement.  As the gas contract amendment will require future performance by Targa, we have recorded the consideration received as deferred revenue. In December 2017, we received monetary consideration to further amend the terms of the gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized on a straight-line basis through the end of the agreement’s term in 2035.

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities will be recognized over the periods that future performance will be provided, which extend through 2023.

The following table shows the components of deferred revenue:

	March 31, 2018	December 31, 2017
Splitter agreement	$86.0	$86.0
Gas contract amendment	44.1	44.7
Other deferred revenue	5.1	5.5
Total deferred revenue	$135.2	$136.2

The following table shows the changes in deferred revenue:

Balance at December 31, 2017	$136.2
Additions	—
Revenue recognized	(1.0)
Balance at March 31, 2018	$135.2

Permian Acquisition Contingent Consideration

Upon closing of the Permian Acquisition, a contingent consideration liability arising from potential earn-out provisions was recognized at its preliminary fair value. The potential earn-out payments will be based upon a multiple of gross margin realized during the first two annual periods after the acquisition date from contracts that existed on March 1, 2017. The first potential earn-out payment would occur in May 2018 and the second potential earn-out payment would occur in May 2019. The acquisition date fair value of the contingent consideration of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of the contingent consideration have been included in Other income (expense). For the period from the acquisition date to December 31, 2017, the fair value of this liability decreased by $99.3 million, bringing the total Permian Acquisition contingent consideration to $317.0 million at December 31, 2017.

The portion of the earn-out due in 2018 expired with no required payment. As of March 31, 2018, the fair value of the second potential earn-out payment of $373.0 million has been recorded within Other long-term liabilities on our Consolidated Balance Sheets. The increase in fair value of the contingent consideration during the three months ended March 31, 2018 was primarily related to an increase in underlying forecasted volumes for the remainder of the earn-out period and a shorter term over which such projections are discounted. See Note 13 – Fair Value Measurements for additional discussion of the fair value methodology.

The following table shows the changes in contingent consideration:

Balance at December 31, 2017	$317.0
Increase in fair value due to factors occurring after acquisition date	56.0
Balance at March 31, 2018	373.0
Less: Current portion	—
Long-term balance at March 31, 2018	$373.0

Note 11 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all Partnership distributions after payment of preferred distributions each quarter.

The following details the distributions declared and/or paid by us for the three months ended March 31, 2018:

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.

March 31, 2018	May 11, 2018	$229.7	$226.9
December 31, 2017	February 12, 2018	228.5	225.7

Contributions

All capital contributions continue to be allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. During the three months ended March 31, 2018, TRC made total capital contributions to us of $60.0 million.

Preferred Units

Our Preferred Units rank senior to our common units with respect to distribution rights. Distributions on our 5,000,000 Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on our Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%.

We paid $2.8 million of distributions to the holders of preferred units (“Preferred Unitholders”) for the three months ended March 31, 2018. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In April 2018, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions which will be paid on May 15, 2018.

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

At March 31, 2018, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2018	2019	2020
Natural Gas	Swaps	MMBtu/d	170,739	131,506	-
Natural Gas	Basis Swaps	MMBtu/d	138,009	78,062	10,417
Natural Gas	Options	MMBtu/d	5,096	-	-
NGL	Swaps	Bbl/d	22,779	13,449	4,567
NGL	Futures	Bbl/d	8,923	1,383	-
NGL	Options	Bbl/d	1,310	410	-
Condensate	Swaps	Bbl/d	4,990	2,653	-
Condensate	Options	Bbl/d	590	590	-

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

		Fair Value as of March 31, 2018		Fair Value as of December 31, 2017
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$61.1	$43.3	$37.9	$78.6
	Long-term	40.5	13.2	23.2	18.7
Total derivatives designated as hedging instruments		$101.6	$56.5	$61.1	$97.3
Derivatives not designated as hedging instruments
Commodity contracts	Current	$2.1	$10.3	$—	$1.1
	Long-term	0.9	4.9	—	0.9
Total derivatives not designated as hedging instruments		$3.0	$15.2	$—	$2.0
Total current position		$63.2	$53.6	$37.9	$79.7
Total long-term position		41.4	18.1	23.2	19.6
Total derivatives		$104.6	$71.7	$61.1	$99.3

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
March 31, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$63.2	$(51.2)	$5.8	$39.6	$(21.8)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(2.4)	-	-	(2.4)
	63.2	(53.6)	5.8	39.6	(24.2)
Long Term Position
Counterparties with offsetting positions or collateral	41.4	(16.9)	-	32.7	(8.2)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(1.2)	-	-	(1.2)
	41.4	(18.1)	-	32.7	(9.4)
Total Derivatives
Counterparties with offsetting positions or collateral	104.6	(68.1)	5.8	72.3	(30.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.6)	-	-	(3.6)
	$104.6	$(71.7)	$5.8	$72.3	$(33.6)

	Gross Presentation			Pro forma net presentation
December 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$37.9	$(74.7)	$22.9	$13.8	$(27.7)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(5.0)	-	-	(5.0)
	37.9	(79.7)	22.9	13.8	(32.7)
Long Term Position
Counterparties with offsetting positions or collateral	23.2	(17.3)	-	14.8	(8.9)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(2.3)	-	-	(2.3)
	23.2	(19.6)	-	14.8	(11.2)
Total Derivatives
Counterparties with offsetting positions or collateral	61.1	(92.0)	22.9	28.6	(36.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.3)	-	-	(7.3)
	$61.1	$(99.3)	$22.9	$28.6	$(43.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $32.9 million as of March 31, 2018. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2018	2017
Commodity contracts	$64.6	$66.2

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2018	2017
Revenues	$(26.7)	$(6.1)

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2018	2017
Commodity contracts	Revenue	$(10.8)	$(0.8)

Based on valuations as of March 31, 2018, we expect to reclassify commodity hedge-related deferred gains of $45.2 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2020, with $17.9 million of gains to be reclassified over the next twelve months.

See Note 13 – Fair Value Measurements and Note 19 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2018, a net asset position of $32.9 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $42.9 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $108.8 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$104.3	$104.3	$—	$103.9	$0.4
Liabilities from commodity derivative contracts (1)	71.4	71.4	—	67.7	3.7
Permian Acquisition contingent consideration (2)	373.0	373.0	—	—	373.0
TPL contingent consideration (3)	2.5	2.5	—	—	2.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	206.7	206.7	—	—	—
TRP Revolver	380.0	380.0	—	380.0	—
Senior unsecured notes	4,278.0	4,257.0	—	4,257.0	—
Accounts receivable securitization facility	300.0	300.0	—	300.0	—

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$60.3	$60.3	$—	$58.8	$1.5
Liabilities from commodity derivative contracts (1)	98.5	98.5	—	93.3	5.2
Permian Acquisition contingent consideration (2)	317.0	317.0	—	—	317.0
TPL contingent consideration (3)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	124.7	124.7	—	—	—
TRP Revolver	20.0	20.0	—	20.0	—
Senior unsecured notes	4,278.0	4,362.4	—	4,362.4	—
Accounts receivable securitization facility	350.0	350.0	—	350.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 12– Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

(2)	We have a contingent consideration liability related to the Permian Acquisition, which is carried at fair value. See Note 4 – Newly-Formed Joint Ventures and Acquisitions.
(3)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value.

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

As of March 31, 2018, we had 12 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2017	$(3.8)	$(319.4)
Change in fair value of TPL contingent consideration	-	(0.1)
Change in fair value of Permian Acquisition contingent consideration (1)	-	(56.0)
New Level 3 derivative instruments	(0.1)	-
Settlements included in Revenue	(0.4)	-
Unrealized gain/(loss) included in OCI	0.9	-
Balance, March 31, 2018	$(3.4)	$(375.5)

(1)

Represents the change in fair value between December 31, 2017 and March 31, 2018 of the contingent consideration that arose as part of the Permian Acquisition in the first quarter of 2017. See Note 4 – Newly-Formed Joint Ventures and Acquisitions for discussion of the initial fair value.

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended March 31,
	2018	2017
Targa billings of payroll and related costs included in operating expenses	$59.5	$47.0
Targa allocation of general and administrative expense	47.3	42.0
Cash distributions to Targa based on general partner and limited partner ownership	225.7	195.3
Cash contributions from Targa related to limited partner ownership (1)	58.8	641.9
Cash contributions from Targa to maintain its 2% general partner ownership	1.2	13.1

_______________________

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 11 – Partnership Units and Related Matters.

Relationship with Sajet Resources LLC

In December 2010, immediately prior to Targa’s initial public offering, Sajet Resources LLC (“Sajet”) was spun-off from Targa. Certain directors and executive officers of Targa are also directors and executive officers of Sajet. The primary assets of Sajet are real property. Sajet also holds (i) an ownership interest in Floridian Natural Gas Storage Company, LLC through a December 2016 merger with Tesla Resources LLC, (ii) an ownership interest in Allied CNG Ventures LLC and (iii) certain technology rights. Former holders of Targa’s pre-IPO common equity, including certain of our current and former executives, managers and directors collectively own an 18% interest in Sajet We provide general and administrative services to Sajet and are reimbursed for these amounts. Services provided to Sajet totaled less than $0.1 million in January and February of 2018.

In March 2018, we acquired the 82% interest in Sajet that was held by Warburg Pincus sponsored funds for $5.0 million in cash (the “Warburg Funds Transaction”) and extinguished Sajet’s third-party debt in exchange for a promissory note from Sajet of $9.9 million. Minority shareholders had the right to join the transaction and sell up to 100% of their membership interests in Sajet to us at substantially the same terms and price as the Warburg Funds Transaction (the “Tag-Along Rights”). Minority shareholders who currently hold, or formerly held, executive positions at Targa, and minority shareholders who are board members of Targa, agreed not to exercise their Tag-Along Rights resulting from the Warburg Funds Transaction. Certain minority shareholders chose to sell interests totaling 1.6% for approximately $0.1 million in April 2018.

As of March 2018, Sajet is accounted for on a consolidated basis in our consolidated financial statements.

Note 15 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Note 16 – Revenue

Fixed consideration allocated to remaining performance obligations

The following table includes the estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments and for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of fractionation, export, terminaling and storage agreements.

	2018	2019	2020 and after
Fixed consideration to be recognized as of March 31, 2018	$322.1	$368.1	$1,400.0

In accordance with the optional exemptions that we elected to apply, the amounts presented in the table exclude variable consideration for which the allocation exception is met and consideration associated with performance obligations of short-term contracts. In addition, consideration from contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed is also excluded from the table above, with the exception of any fixed consideration attributable to such contracts. The nature of the performance obligations for which the consideration has been excluded is consistent with the performance obligations described within our revenue recognition accounting policy and the estimated remaining duration of such contracts ranges from 1 to 25 years. In addition, variability exists in the consideration excluded due to the unknown quantity and composition of volumes to be serviced or sold as well as fluctuations in the market price of commodities to be received as consideration or sold over the applicable remaining contract terms. Such variability is resolved at the end of each future month or quarter.

For additional information on our revenue recognition policy and the adoption of ASU No. 2014-09, see Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

Note 17 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended March 31,
	2018	2017
(Gain) loss on sale or disposal of assets (1)	$(0.1)	$16.1
Miscellaneous business tax	0.3	0.1
Other	0.1	—
	$0.3	$16.2

__________________________

(1)	Comprised primarily of a $16.1 million loss in the first quarter of 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 4, 2017 sale.

Note 18 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash:
Interest paid, net of capitalized interest (1)	$39.4	$53.5
Income taxes paid, net of refunds	0.2	(0.1)
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$1.7	$8.3
Impact of capital expenditure accruals on property, plant and equipment	(22.3)	30.0
Transfers from materials and supplies inventory to property, plant and equipment	0.4	0.4
Contribution of property, plant and equipment to investments in unconsolidated affiliates	16.0	1.0
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	2.1	1.7
Non-cash financing activities:
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Newly-Formed Joint Ventures and Acquisitions):
Contingent consideration recorded at the acquisition date	$—	$461.6
Purchase consideration payable recorded for the Permian Acquisition	—	90.0
Non-cash balance sheet movements related to acquisition of related party:
Intercompany payable	1.4	—
Noncontrolling interest	1.2	—

__________________

(1)	Interest capitalized on major projects was $9.6 million and $1.7 million for the three months ended March 31, 2018 and 2017.

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

Our Logistics and Marketing segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing segment includes Grand Prix, which is currently under construction. The associated assets are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipeline projects and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$265.2	$1,926.3	$(17.8)	$—	$2,173.7
Fees from midstream services	161.3	120.6	—	—	281.9
	426.5	2,046.9	(17.8)	—	2,455.6
Intersegment revenues
Sales of commodities	866.5	55.7	—	(922.2)	—
Fees from midstream services	1.9	6.9	—	(8.8)	—
	868.4	62.6	—	(931.0)	—
Revenues	$1,294.9	$2,109.5	$(17.8)	$(931.0)	$2,455.6
Operating margin	$220.8	$138.4	$(17.8)	$—	$341.4
Other financial information:
Total assets (1)	$10,908.5	$3,595.1	$103.0	$121.1	$14,727.7
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$273.2	$251.0	$—	$33.8	$558.0

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended March 31, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$166.7	$1,692.4	$(1.0)	$—	$1,858.1
Fees from midstream services	118.2	136.3	—	—	254.5
	284.9	1,828.7	(1.0)	—	2,112.6
Intersegment revenues
Sales of commodities	713.0	75.4	—	(788.4)	—
Fees from midstream services	1.9	7.0	—	(8.9)	—
	714.9	82.4	—	(797.3)	—
Revenues	$999.8	$1,911.1	$(1.0)	$(797.3)	$2,112.6
Operating margin	$177.4	$130.1	$(1.0)	$—	$306.5
Other financial information:
Total assets (1)	$10,780.4	$2,687.2	$44.8	$57.4	$13,569.8
Goodwill	$369.0	$—	$—	$—	$369.0
Capital expenditures	$139.2	$34.6	$—	$0.8	$174.6

____________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2018	2017
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$470.1	$481.7
NGL	1,607.3	1,319.7
Condensate	86.9	43.6
Petroleum products	48.2	19.8
	2,212.5	1,864.8
Non-customer revenue:
Derivative activities - Hedge	(28.0)	(5.9)
Derivative activities - Non-hedge (1)	(10.8)	(0.8)
	(38.8)	(6.7)
Total sales of commodities	2,173.7	1,858.1

Fees from midstream services:
Revenue recognized from contracts with customers:
Fractionating and treating	31.1	31.0
Storage, terminaling, transportation and export	88.7	99.7
Gathering and processing	152.1	107.7
Other	10.0	16.1

Total fees from midstream services	281.9	254.5

Total revenues	$2,455.6	$2,112.6

__________________________________________________________________________________________

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2018	2017
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$220.8	$177.4
Logistics and Marketing operating margin	138.4	130.1
Other operating margin	(17.8)	(1.0)
Depreciation and amortization expenses	(198.1)	(191.1)
General and administrative expenses	(52.6)	(45.5)
Interest income (expense), net	20.2	(58.6)
Other, net	(54.9)	(37.3)
Income (loss) before income taxes	$56.0	$(26.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. We adopted Topic 606 on January 1, 2018 by applying the modified retrospective transition approach to contracts which were not completed as of the date of adoption. The adoption of Topic 606 did not result in an impact to our operating or gross margin. However, the adoption did have an impact on the classification between “Fees from midstream services” and “Product purchases,” as well as the reporting of gross vs. net revenues. For more information, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

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

Our Logistics and Marketing segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing segment includes Grand Prix, which is currently under construction. The associated assets, including these pipeline projects, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipeline projects and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges.

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have announced the construction of additional processing plants that further expand the gathering and processing footprint of our Permian Midland system:

•

In February 2018, we announced plans to construct two new cryogenic natural gas processing plants, each with a processing capacity of 250 MMcf/d. The first plant, known as the Hopson Plant, is expected to begin operations in the first quarter of 2019.  The second plant, known as the Pembrook Plant, is expected to begin operations in the second quarter of 2019.

•	In May 2017, we announced plans to build a new 200 MMcf/d cryogenic natural gas processing plant, known as the Johnson Plant, which is expected to begin operations in the third quarter of 2018.
•	In November 2016, we announced plans to build the 200 MMcf/d Joyce Plant, which began operations in the first quarter of 2018.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. We will construct approximately 220 miles of 12- to 24-inch high pressure rich gas gathering pipelines across the Delaware Basin, a new 250 MMcf/d cryogenic natural gas processing plant (the “Falcon Plant”) in the Delaware Basin that is expected to begin operations in the fourth quarter of 2019, and a second 250 MMcf/d cryogenic natural gas processing plant in Culberson County (the “Peregrine Plant”) in the Delaware Basin that is expected to begin operations in the second quarter of 2020.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants. Total growth capital expenditures related to the plants and high pressure pipeline system are approximately $500 million, with approximately $200 million expected to be spent in 2018.

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

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the "initial purchase price"). Subject to certain performance-based measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that would occur in May 2018 and May 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017. The 2018 portion of the earn-out expired with no payment required.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity. In addition, the Oahu Plant, a 60 MMcf/d plant in the Delaware Basin, which was completed in March 2018 and placed into service in April 2018, was added to the New Delaware system. Currently, there is 40 MBbl/d of crude gathering capacity on the New Delaware system.

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

New Delaware's gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017, and New Midland's gas gathering and processing assets were connected to our WestTX system in the fourth quarter of 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and is expected to afford enhanced flexibility in serving producers.

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at Targa’s existing Little Missouri facility. The LM4 Plant is anticipated to be completed at the end of the fourth quarter of 2018. Targa will manage construction of, and operate, the LM4 Plant.

SouthOK Expansion

In December 2017, ownership of the Flag City Plant assets located in Jackson County, Texas, was transferred to Centrahoma Processing, LLC, a joint venture that we operate (“Centrahoma” or the “Centrahoma Joint Venture”), and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MPLX, LP. In conjunction with Targa’s contribution of the plant assets, MPLX, LP made a cash contribution to Centrahoma in order to maintain its 40% ownership interest. The former Flag City Plant assets are being relocated to, and installed in, Hughes County, Oklahoma, in 2018 as a new 150 MMcf/d cryogenic natural gas processing plant (the “Hickory Hills Plant”). The Hickory Hills Plant will process natural gas production from the Arkoma Woodford Basin and is expected to begin operations in the second half of 2018. Targa will also contribute the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma to Centrahoma upon the in-service date of the Hickory Hills Plant.

Downstream Segment Expansion

Grand Prix NGL Pipeline

In May 2017, we announced plans to construct a new common carrier NGL pipeline. The NGL pipeline (“Grand Prix”) will transport volumes from the Permian Basin and North Texas to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third-party customer commitments, and is expected to be fully in service in the second quarter of 2019. The capacity of the pipeline from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d.

In September 2017, we sold a 25% interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the "Grand Prix Joint Venture"), which owns the portion of Grand Prix extending from the Permian Basin to Mont Belvieu, Texas, to funds managed by Blackstone Energy Partners (“Blackstone”). We are the operator and construction manager of Grand Prix.

Concurrent with the sale of the minority interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC ("EagleClaw"), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement whereby EagleClaw has dedicated and committed significant NGLs associated with EagleClaw's natural gas volumes produced or processed in the Delaware Basin.

Grand Prix NGL Pipeline Extension into Oklahoma

In March 2018, we announced an extension of Grand Prix into southern Oklahoma. The pipeline expansion is supported by long-term commitments for both transportation and fractionation services from our existing and future processing plants in the Arkoma area in our SouthOK system and from third-party commitments, including a long-term commitment for transportation and fractionation with Valiant Midstream, LLC. Once completed, the capacity of Grand Prix from North Texas, where Permian and Oklahoma volumes will be connected to a 30-inch diameter segment of the pipeline to Mont Belvieu, will be approximately 450 MBbl/d, expandable to 950 MBbl/d. The capacity from southern Oklahoma to North Texas will vary based on telescoping pipe size. The extension of Grand Prix into southern Oklahoma is not part of the Grand Prix Joint Venture. The vast majority of the pipe for Grand Prix has already been purchased.

Total growth capital spending on Grand Prix, including the extension into southern Oklahoma, is now estimated to be approximately $1.7 billion, with our portion of growth capital spending estimated to be approximately $1.1 billion. We expect that our portion of growth capital spending in 2018 will be approximately $900 million.

Fractionation Expansion

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train in Mont Belvieu, Texas, which is expected to begin operations in the first quarter of 2019. The total cost of the fractionation train and related infrastructure is expected to be approximately $350 million.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of the Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce, Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each initially own a 25% interest, and KMTP initially owns a 50% interest in GCX. Shipper Apache Corporation has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the construction manager and operator of GCX. We have committed significant volumes to GCX. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system, has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019.

Development Joint Ventures

In February 2018, we also announced the formation of three development joint ventures (the “DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”). Stonepeak owns an 80% interest in both the GCX DevCo JV, which owns our 25% interest in GCX, and the Train 6 DevCo JV, which owns a 100% interest in certain assets associated with a 100 MBbl/d fractionation train in Mont Belvieu, Texas. Stonepeak owns a 95% interest in the Grand Prix DevCo JV, which owns a 20% interest in the Grand Prix Joint Venture. We hold the remaining interest of each DevCo JV, as well as control the management, construction and operation of Grand Prix and the fractionation train. The Train 6 DevCo JV will fund the fractionation train while we will fund 100% of the required brine, storage and other infrastructure that will support the fractionation train’s operations.

Stonepeak committed a maximum of approximately $960 million of capital to the DevCo JVs, including an initial contribution of approximately $190 million that was distributed to the Partnership to reimburse it for a portion of capital spent to date.

For a four-year period beginning on the earlier of the date that all three projects have commenced commercial operations or January 1, 2020, Targa has the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. Targa may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests would be based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs.

Channelview Splitter

On December 27, 2015, we and Noble Americas Corp., then an affiliate of Noble Group Ltd., entered into a long-term, fee-based agreement (the “Splitter Agreement”) under which we will build and operate a 35,000 Bbl/d crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (the “Channelview Splitter”). The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. In January 2018, Vitol US Holding Co. acquired Noble Americas Corp.

The Channelview Splitter is expected to be completed in the second quarter of 2018, and has an estimated total cost of approximately $140 million. The first and second annual payments due under the Splitter Agreement were received in 2016 and 2017 and are reflected in deferred revenue as a component of other long-term liabilities on our Consolidated Balance Sheet.

Potential Asset Sales

We have engaged an independent investment banking advisory firm to evaluate the potential divestiture of our Downstream Petroleum Logistics business, which includes terminals in Baltimore, MD; Tacoma, WA; and our Channelview Splitter and terminal in Channelview, TX. The potential divestiture is predicated on third party valuations adequately capturing our forward growth expectations for the assets.

On May 1, 2018, we executed an agreement to sell our inland marine barge business to Kirby Corp. for approximately $69.3 million. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close during the second quarter of 2018. Subsequent to the closing of the sale, we will continue to own and operate two ocean-going barges

2018 Financing Activities

In April 2018, we issued $1.0 billion aggregate principal amount of 5⅞% senior notes due 2026 (the “5⅞% Senior Notes due 2026”). We used the net proceeds of $992.3 million after costs from this offering to repay borrowings under our credit facilities and for general partnership purposes.

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

Logistics and Marketing segment gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, transportation costs and the net inventory change.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to TRP before interest, income taxes, depreciation and amortization, and other items that we believe should be adjusted consistent with our core operating performance. The adjusting items are detailed in the Adjusted EBITDA reconciliation table and its footnotes. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and pay dividends to our investors.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Net Income (loss) to TRP Operating Margin and Gross Margin:
Net income (loss)	$56.0	$(21.3)
Depreciation and amortization expense	198.1	191.1
General and administrative expense	52.6	45.5
Interest (income) expense, net	(20.2)	58.6
Income tax expense (benefit)	—	(4.7)
(Gain) loss on sale or disposition of assets	(0.1)	16.1
Other, net	55.0	21.2
Operating margin	341.4	306.5
Operating expenses	173.2	151.9
Gross margin	$514.6	$458.4

	Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$42.8	$(27.3)
Interest (income) expense, net (1)	(20.2)	58.6
Income tax expense (benefit)	—	(4.7)
Depreciation and amortization expense	198.1	191.1
(Gain) loss on sale or disposition of assets	(0.1)	16.1
(Earnings) loss from unconsolidated affiliates	(1.5)	12.6
Distributions from unconsolidated affiliates and preferred partner interests, net	6.9	4.2
Change in contingent consideration included in Other expense	56.1	3.3
Transaction costs related to business acquisitions	—	5.1
Splitter Agreement (2)	10.8	10.8
Risk management activities (3)	9.7	3.6
Noncontrolling interests adjustments (4)	(5.1)	(4.3)
TRP Adjusted EBITDA	$297.5	$269.1

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	The Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement over the four quarters following receipt.
(3)

Risk management activities related to derivative instruments including the cash impact of hedges acquired in the 2015 mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. The cash impact of the acquired hedges ended at the end of 2017.

(4)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$2,173.7	$1,858.1	$315.6	17%
Fees from midstream services	281.9	254.5	27.4	11%
Total revenues	2,455.6	2,112.6	343.0	16%
Product purchases	1,941.0	1,654.2	286.8	17%
Gross margin (1)	514.6	458.4	56.2	12%
Operating expenses	173.2	151.9	21.3	14%
Operating margin (1)	341.4	306.5	34.9	11%
Depreciation and amortization expense	198.1	191.1	7.0	4%
General and administrative expense	52.6	45.5	7.1	16%
Other operating (income) expense	0.3	16.2	(15.9)	(98%)
Income (loss) from operations	90.4	53.7	36.7	69%
Interest income (expense), net	20.2	(58.6)	78.8	134%
Equity earnings (loss)	1.5	(12.6)	14.1	112%
Change in contingent considerations	(56.1)	(3.3)	(52.8)	NM
Other income (expense), net	—	(5.2)	5.2	100%
Income tax (expense) benefit	—	4.7	(4.7)	(100%)
Net income (loss)	56.0	(21.3)	77.3	NM
Less: Net income (loss) attributable to noncontrolling interests	13.2	6.0	7.2	120%
Net income (loss) attributable to Targa Resources Partners LP	$42.8	$(27.3)	$70.1	256%
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$297.5	$269.1	$28.4	11%
Capital expenditures	558.0	174.6	383.4	220%
Business acquisition (2)	—	1,032.4	(1,032.4)	(100%)
Operating statistics: (3)
Crude oil gathered, Badlands, MBbl/d	117.7	113.5	4.2	4%
Crude oil gathered, Permian, MBbl/d (4)	49.4	9.2	40.2	NM
Plant natural gas inlet, MMcf/d (5)(6)	3,752.3	3,223.8	528.5	16%
Gross NGL production, MBbl/d	386.9	288.7	98.2	34%
Export volumes, MBbl/d (7)	201.9	217.5	(15.6)	(7%)
Natural gas sales, BBtu/d (6)(8)	2,107.1	1,813.3	293.8	16%
NGL sales, MBbl/d (8)	574.9	533.6	41.3	8%
Condensate sales, MBbl/d	16.2	10.7	5.5	51%

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)	Includes the $416.3 million acquisition date fair value of the potential earn-out payments.
(3)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The increase in commodity sales was primarily due to increased commodity volumes ($244.8 million) and higher NGL and condensate prices ($206.6 million), partially offset by lower natural gas and petroleum product prices ($103.7 million) and the impact of hedges ($32.0 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases was primarily due to increased volumes and higher NGL and condensate prices.

The higher operating margin and gross margin in 2018 reflects increased segment margin results for Gathering and Processing and Logistics and Marketing. Operating expenses increased compared to 2017 primarily due to plant and system expansions in the

Permian region, the inclusion of the Permian Acquisition for a full quarter in 2018 as compared with one month in 2017 and the commencement in operations of the Raptor Plant at SouthTX in June 2017. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis. The increase in operating expenses was primarily driven by plant and system expansions in the Permian region, the inclusion of the Permian Acquisition for a full quarter in 2018 as compared with one month in 2017 and the commencement in operations of the Raptor Plant at SouthTX in June 2017.

Depreciation and amortization expense increased primarily due to the impact of the Permian Acquisition for a full quarter in 2018 and other growth investments.

General and administrative expense increased primarily due to higher compensation and benefits.

Other operating (income) expense in 2017 includes the loss due to the reduction in the carrying value of our 100% ownership interest in the Venice Gathering System, which we sold in April 2017.

The change in interest income (expense), net was primarily due to higher non-cash interest income related to the mandatorily redeemable preferred interests that is revalued quarterly at the estimated redemption value as of the reporting date, as well as higher capitalized interest. These factors more than offset the impact of higher average outstanding borrowings during 2018. The decrease in the estimated redemption value of the mandatorily redeemable preferred interests is primarily attributable to the February 2018 amendments to the agreements governing the WestTX and WestOK joint ventures.

Equity earnings increased in 2018, which reflects the commencement of operations at Cayenne, increased equity earnings at GCF, and decreased equity losses from the T2 Joint Ventures, which in 2017 included a $12.0 million loss provision due to the impairment of our investment in the T2 EF Cogen joint venture.

During 2018, we recorded expense of $56.1 million resulting from the change in the fair value of contingent considerations, substantially all of which was due to the increase in fair value as of March 31, 2018 of the Permian Acquisition contingent consideration liability, which is based on a multiple of gross margin realized during the first two annual periods after the acquisition date. The increase in fair value of the contingent consideration during the three months ended March 31, 2018 was primarily related to an increase in underlying forecasted volumes for the remainder of the earn-out period and a shorter term over which such projections are discounted. The fair value of the contingent consideration represents our current view of the future payment amounts, and may decrease or increase until the settlement dates, resulting in the recognition of additional other income (expense). During 2017, we recorded other expense of $3.2 million resulting from an increase in the fair value of the Permian Acquisition contingent consideration liability from the acquisition date to March 31, 2017.

We recorded an income tax benefit in 2017 primarily due to a Texas Margin Tax refund.

Net income attributable to noncontrolling interests was higher in 2018 due to increased earnings at our consolidated joint ventures as compared with 2017.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Consolidated Operating Margin
	(In millions)
Three Months Ended:
March 31, 2018	$220.8	$138.4	$(17.8)	$341.4
March 31, 2017	177.4	130.1	(1.0)	306.5

Gathering and Processing Segment

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
Gross margin	$325.6	$263.0	$62.6	24%
Operating expenses	104.8	85.6	19.2	22%
Operating margin	$220.8	$177.4	$43.4	24%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,014.1	793.6	220.5	28%
Permian Delaware (4)	409.2	338.0	71.2	21%
Total Permian	1,423.3	1,131.6	291.7

SouthTX	416.3	171.8	244.5	142%
North Texas	235.1	282.5	(47.4)	(17%)
SouthOK	529.9	440.4	89.5	20%
WestOK	350.1	393.1	(43.0)	(11%)
Total Central	1,531.4	1,287.8	243.6

Badlands (5)	73.3	46.0	27.3	59%
Total Field	3,028.0	2,465.4	562.6

Coastal	724.3	758.2	(33.9)	(4%)

Total	3,752.3	3,223.6	528.7	16%
Gross NGL production, MBbl/d (3)
Permian Midland (4)	140.2	99.7	40.5	41%
Permian Delaware (4)	45.7	37.9	7.8	21%
Total Permian	185.9	137.6	48.3

SouthTX	54.1	16.6	37.5	226%
North Texas	25.9	32.0	(6.1)	(19%)
SouthOK	48.9	40.9	8.0	20%
WestOK	19.4	22.8	(3.4)	(15%)
Total Central	148.3	112.3	36.0

Badlands	10.2	5.5	4.7	85%
Total Field	344.4	255.4	89.0

Coastal	42.6	33.3	9.3	28%

Total	387.0	288.7	98.3	34%
Crude oil gathered, Badlands, MBbl/d	117.7	113.5	4.2	4%
Crude oil gathered, Permian, MBbl/d (4)	49.4	9.2	40.2	NM
Natural gas sales, BBtu/d (3)	1,767.3	1,547.4	219.9	14%
NGL sales, MBbl/d	300.4	227.6	72.8	32%
Condensate sales, MBbl/d	16.2	10.7	5.5	51%
Average realized prices (6):
Natural gas, $/MMBtu	2.37	2.89	(0.52)	(18%)
NGL, $/gal	0.59	0.50	0.09	18%
Condensate, $/Bbl	59.66	44.98	14.68	33%

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The increase in gross margin was primarily due to higher Permian volumes including those associated with the Permian Acquisition in March 2017, higher Central and Badlands region volumes and higher NGL prices. The overall increase in Gathering and Processing inlet volumes included all areas in the Permian region, SouthTX, SouthOK, and Badlands, partially offset by decreases at WestOK, North Texas and Coastal. The Coastal Gathering and Processing assets generate significantly lower unit margins than the Field Gathering and Processing assets.  NGL production, NGL sales and natural gas sales increased primarily due to higher Gathering and Processing inlet volumes and increased NGL recoveries primarily due to reduced ethane rejection.  Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition and higher production from new wells and system expansions.  In Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to higher production from new wells and system expansions.

The increase in operating expenses was primarily driven by plant and system expansions in the Permian region, the inclusion of the Permian Acquisition in March 2017 and the commencement in operations of the Raptor Plant at SouthTX in June 2017.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended March 31, 2018
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland	1,257.8	Varies (4)	1,014.1	1,014.1
Permian Delaware	409.2	100%	409.2	409.2
Total Permian	1,667.0		1,423.3	1,423.3

SouthTX	416.3	Varies (5)	294.3	416.3
North Texas	235.1	100%	235.1	235.1
SouthOK	529.9	Varies (6)	429.0	529.9
WestOK	350.1	100%	350.1	350.1
Total Central	1,531.4		1,308.5	1,531.4

Badlands (7)	73.3	100%	73.3	73.3
Total Field	3,271.7		2,805.1	3,028.0

Gross NGL production, MBbl/d (2)
Permian Midland	174.8	Varies (4)	140.2	140.2
Permian Delaware	45.7	100%	45.7	45.7
Total Permian	220.5		185.9	185.9

SouthTX	54.1	Varies (5)	36.7	54.1
North Texas	25.9	100%	25.9	25.9
SouthOK	48.9	Varies (6)	40.4	48.9
WestOK	19.4	100%	19.4	19.4
Total Central	148.3		122.4	148.3

Badlands	10.2	100%	10.2	10.2
Total Field	379.0		318.5	344.4

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)

Permian Midland includes operations in WestTX, of which we own 73%, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(5)

SouthTX includes the Raptor Plant, which began operations in the second quarter of 2017, of which we own a 50% interest through the Carnero Processing Joint Venture. The Carnero Processing Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(6)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended March 31, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland (4)	987.1	Varies (5)	793.6	793.6
Permian Delaware (4)	338.0	100%	338.0	338.0
Total Permian	1,325.1		1,131.6	1,131.6

SouthTX	171.8	Varies (6)	161.6	171.8
North Texas	282.5	100%	282.5	282.5
SouthOK	440.4	Varies (7)	366.1	440.4
WestOK	393.1	100%	393.1	393.1
Total Central	1,287.8		1,203.3	1,287.8

Badlands (8)	46.0	100%	46.0	46.0
Total Field	2,658.9		2,380.9	2,465.4

Gross NGL production, MBbl/d (2)
Permian Midland (4)	124.5	Varies (5)	99.7	99.7
Permian Delaware (4)	37.9	100%	37.9	37.9
Total Permian	162.4		137.6	137.6

SouthTX	16.6	Varies (6)	15.7	16.6
North Texas	32.0	100%	32.0	32.0
SouthOK	40.9	Varies (7)	34.2	40.9
WestOK	22.8	100%	22.8	22.8
Total Central	112.3		104.7	112.3

Badlands	5.5	100%	5.5	5.5
Total Field	280.2		247.8	255.4

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)

Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within Permian Midland and New Delaware volumes are included within Permian Delaware.

(5)

Permian Midland includes operations in WestTX, of which we own 73%, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(6)

SouthTX includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we own a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$206.9	$196.4	$10.5	5%
Operating expenses	68.5	66.3	2.2	3%
Operating margin	$138.4	$130.1	$8.3	6%
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	383.3	304.9	78.6	26%
LSNG treating volumes (2)	30.1	34.5	(4.4)	(13%)
Benzene treating volumes (2)	13.4	23.5	(10.1)	(43%)
Export volumes, MBbl/d (4)	201.9	217.5	(15.6)	(7%)
NGL sales, MBbl/d	514.8	502.0	12.8	3%
Average realized prices:
NGL realized price, $/gal	$0.76	$0.66	$0.10	15%

________________________________________________________

(1)

Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)

Fractionation and treating contracts include pricing terms composed of base fees and fuel and power components that vary with the cost of energy. As such, the Logistics and Marketing segment results include effects of variable energy costs that impact both gross margin and operating expenses.

(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.
(4)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Logistics and Marketing gross margin increased due to higher fractionation margin, higher marketing gains, higher domestic marketing margin, higher terminaling and storage throughput, partially offset by lower LPG export margin and lower treating margin. Fractionation margin increased due to higher supply volume and higher system product gains. Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). Domestic marketing margin increased due to higher terminal margins and volumes. LPG export margin decreased due to lower fees and volumes. Treating margin and volumes decreased primarily due to the temporary shutdown of the treating units for planned maintenance.

Operating expenses increased due to higher compensation and benefits, higher fuel and power costs that are largely passed through, partially offset by lower maintenance.

Other

	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$(17.8)	$(1.0)	$(16.8)
Operating margin	$(17.8)	$(1.0)	$(16.8)

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gain/losses related to derivative contracts that were not designated as cash flow hedges. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing operations that result from percent of proceeds/liquids processing arrangements. Because we are essentially forward-selling a portion of our future plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2018 vs. 2017
Natural gas (BBtu)	17.4	$0.33	$5.8	10.5	$0.02	$0.2	$5.6
NGL (MMgal)	87.2	(0.11)	(9.4)	43.3	(0.04)	(1.8)	(7.6)
Crude oil (MBbl)	0.4	(10.30)	(4.6)	0.2	5.35	1.2	(5.8)
Non-hedge accounting (2)			(9.6)			(0.8)	(8.8)
Ineffectiveness (3)			-			0.2	(0.2)
			$(17.8)			$(1.0)	$(16.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)

Effective upon the adoption of ASU 2017-12 on January 1, 2018, we are no longer required to recognize ineffectiveness through operating margin. Ineffectiveness primarily related to certain crude hedging contracts and certain acquired hedges of Targa Pipeline Partners, L.P. (“TPL”) that did not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $3.0 million for the three months ended March 31, 2017. The final settlement was received in December 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of March 31, 2018, we had $206.7 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver and Securitization Facility, and access to debt markets. We may supplement these sources of liquidity with proceeds from potential asset sales and/or joint ventures. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity as of May 1, 2018, was:

		May 1, 2018
		(In millions)
Cash on hand		$298.5
Total availability under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		344.3
		2,242.8

Less:	Outstanding borrowings under the TRP Revolver	—
	Outstanding borrowings under the Securitization Facility	—
	Outstanding letters of credit under the TRP Revolver	(65.8)
	Total liquidity	$2,177.0

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from NGL customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels and valuation, which we closely manage; (iii) changes in the fair value of the current portion of derivative contracts; (iv) monthly swings in borrowings under the Securitization Facility; and (v) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Our working capital, exclusive of current debt obligations, increased $70.8 million from December 31, 2017 to March 31, 2018. The major items contributing to this increase were a higher cash balance, an increase in our net risk management working capital position due to changes in the forward prices of commodities, and a decrease in accounts payable, partially offset by a reduction in inventory primarily attributable to a decrease in volumes in storage. The decrease of $50.0 million in current debt obligations was mainly due to the reduction in the balance of AR Securitization.

Based on our anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, contributions from TRC, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from debt offerings, as well as joint ventures and/or potential asset sales, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and cash distributions to Targa for at least the next twelve months.

Long-term Financing

In February 2018, we formed three DevCo JVs with Stonepeak, which committed a maximum of approximately $960 million of capital to the DevCo JVs. For the three months ended March 31, 2018, total contributions from Stonepeak were $222.3 million, which are included in noncontrolling interests.

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

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of March 31, 2018, we did not have any interest rate hedges.

In April 2018, we issued $1.0 billion aggregate principal amount of the 5⅞% Senior Notes due 2026. We used the net proceeds of $992.3 million after costs from this offering to repay borrowings under its credit facilities and for general partnership purposes.

To date, we do not believe our debt balances have adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 9 - Debt Obligations to our consolidated financial statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Distributions on our 5,000,000 Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum.

On and after November 1, 2020, distributions on our Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%. At any time on or after November 1, 2020, we may redeem the Preferred Units, in whole or in part, from any source of funds legally available for such purpose, by paying $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, we (or a third party with our prior written consent) may redeem the Preferred Units following certain changes of control, as described in our Partnership Agreement. If we do not (or a third party with our prior written consent does not) exercise this option, then the Preferred Unitholders have the option to convert the Preferred Units into a number of common units per Preferred Unit as set forth in our Partnership Agreement.

Compliance with Debt Covenants

As of March 31, 2018, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Three Months Ended March 31,
2018	2017	2018 vs. 2017
(In millions)
$354.2	$313.2	$41.0

The primary drivers of cash flows from operating activities are (i) the collection of cash from customers from the sale of NGLs, natural gas and other petroleum commodities, as well as fees for gas processing, crude gathering, export, fractionation, terminaling, storage and transportation, (ii) the payment of amounts related to the purchases of NGLs and natural gas, and (iii) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

Net cash provided by operations increased from 2017 to 2018 mainly caused by the impact of higher commodity prices and volumes, higher capitalized interest, partially offset by increased payments of operating expenses. The increase in commodity prices and volumes resulted in higher cash collections from customers, partially offset by higher product purchases.  The rising commodity prices also contributed to excess margin withdrawals related to our derivative contracts. Higher capitalized interest resulted in lower interest payments. Expanded operations from the Permian activities and new construction projects in 2018 contributed to increases in payments for compensation and benefits as well as higher utilities and maintenance costs.

Cash Flows from Investing Activities

Three Months Ended March 31,
2018	2017	2018 vs. 2017
(In millions)
$(677.3)	$(625.5)	$(51.8)

Cash used in investing activities increased in 2018 compared to 2017, primarily due to higher capital expenditures of $451.7 million during 2018 primarily related to the construction of Grand Prix, and an $87.5 million increase in contributions to unconsolidated affiliates mainly due to the construction activities in GCX and Little Missouri 4. The increase was partially offset by the $480.8 million outlay for the cash portion due at the closing of the Permian Acquisition consideration in 2017, whereas there was no business acquisition in the first quarter of 2018.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2018	2017
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$310.0	$(140.1)
Contributions from noncontrolling interests	280.1	8.9
Contributions from TRC and General Partner	60.0	655.0
Distributions	(228.5)	(198.1)
Other	(16.5)	(9.7)
Net cash provided by (used in) financing activities	$405.1	$316.0

In 2018, we realized a net source of cash from financing activities primarily due to borrowings under the TRP Revolver and contributions from noncontrolling interests partially offset by the payments of distributions to TRC. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

In 2017, we realized a net source of cash from financing activities, primarily due to contributions from TRC, partially offset by payments of distributions to TRC and repayments of our credit facilities.

Distributions

TRC is entitled to receive all available Partnership distributions after payments of preferred distributions each quarter.

The following table details the distributions declared and/or paid by us during the three months ended March 31, 2018.

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.

March 31, 2018	May 11, 2018	$229.7	$226.9
December 31, 2017	February 12, 2018	228.5	225.7

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of March 31, 2018, we have 5,000,000 Preferred Units outstanding. For the three months ended March 31, 2018, $2.8 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for March, which were paid subsequently on April 16, 2018.

In April 2018, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on May 15, 2018.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Capital requirements:
Consideration for business acquisition	$—	$1,032.4
Less: Contingent consideration (1)	—	(461.6)
Purchase consideration payable (2)	—	(90.0)
Cash outlay for business acquisition, net of cash acquired	—	480.8

Growth (3)	535.6	148.9
Maintenance (3)	22.4	25.7
Gross capital expenditures	558.0	174.6
Transfers of capital expenditures to investment in unconsolidated affiliates	16.0	—
Transfers from materials and supplies inventory to property, plant and equipment	(0.4)	(0.4)
Change in capital project payables and accruals	22.3	(30.0)
Cash outlays for capital projects	595.9	144.2

Total capital outlays	595.9	$625.0

(1)	See Note 4 – Newly-Formed Joint Ventures and Acquisitions of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date.
(2)	The purchase consideration payable was settled in cash on May 30, 2017.
(3)

Growth capital expenditures, net of contributions from noncontrolling interests, were $446.8 million and $140.4 million for the three months ended March 31, 2018 and 2017. Maintenance capital expenditures, net of contributions from noncontrolling interests, were $21.9 million and $25.4 million for the three months ended March 31, 2018 and 2017.

We currently estimate that we will invest at least $2,180 million in net growth capital expenditures (exclusive of outlays for business acquisitions) and contributions to investments in unconsolidated affiliates for announced projects in 2018. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future growth capital expenditures may vary significantly based on investment opportunities. We expect that 2018 net maintenance capital expenditures will be approximately $120 million.

Total growth capital expenditures increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to spending related to Grand Prix, additional processing plants and associated infrastructure in the Permian Basin, and Train 6. Total maintenance capital expenditures were relatively flat for the comparable periods.

Off-Balance Sheet Arrangements

As of March 31, 2018, there were $49.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2018, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

Our operating revenues increased (decreased) by $(38.8) million and $(6.7) million during the three months ended March 31, 2018 and 2017, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $38.2 million at December 31, 2017 to a net asset position of $32.9 million at March 31, 2018. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

As of March 31, 2018, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d			Fair Value
				2018	2019	2020	(In millions)
Gathering & Processing
Swap	IF-Waha	2.6470		93,600	-	-	$27.4
Swap	IF-Waha	2.6327		-	65,383	-	27.4
				93,600	65,383	-

Swap	IF-PB	2.4802		45,900	-	-	12.3
Swap	IF-PB	2.3700		-	35,000	-	11.8
				45,900	35,000	-

Swap	IF-PEPL	2.5960		31,370	-	-	4.4
Swap	IF-PEPL	2.5333		-	31,370	-	5.8
				31,370	31,370	-

		Put Price	Call Price
Collar	IF-PB	3.0000	3.6500	5,096	-	-	2.2

Gathering & Processing total				175,966	131,753	-	$91.3

Other (1)
Swap	NG-NYMEX	2.9000		(131)	-	-	$(0.0)
Swap	NG-NYMEX	2.8367		-	(247)	-	(0.0)
				(131)	(247)	-

Basis Swap	Various	Various		138,009	78,062	10,417	(12.2)
Other total				137,878	77,815	10,417	$(12.2)

							$79.1

________________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2018	2019	2020	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2829		5,199	-	-	0.9
Swap	C2-OPIS-MB	0.2955		-	4,610	-	1.1
Swap	C2-OPIS-MB	0.3016		-	-	1,577	0.1
Total				5,199	4,610	1,577

Swap	C3-OPIS-MB	0.7124		9,870	-	-	(6.8)
Swap	C3-OPIS-MB	0.6455		-	5,480	-	(3.9)
Swap	C3-OPIS-MB	0.6213		-	-	1,700	(0.9)
Total				9,870	5,480	1,700

Swap	IC4-OPIS-MB	0.8824		1,320	-	-	(0.2)
Swap	IC4-OPIS-MB	0.8111		-	540	-	0.0
Swap	IC4-OPIS-MB	0.7190		-	-	230	(0.2)
Total				1,320	540	230

Swap	NC4-OPIS-MB	0.8780		3,850	-	-	(0.6)
Swap	NC4-OPIS-MB	0.8041		-	1,560	-	0.1
Swap	NC4-OPIS-MB	0.7125		-	-	660	(0.4)
Total				3,850	1,560	660

Swap	C5-OPIS-MB	1.2034		2,540	-	-	(6.1)
Swap	C5-OPIS-MB	1.1418		-	1,259	-	(2.9)
Swap	C5-OPIS-MB	1.0825		-	-	400	(0.5)
Total				2,540	1,259	400

		Put Price	Call Price
Collar	C3-OPIS-MB	0.530	0.650	900	-	-	(1.5)

		Put Price	Call Price
Collar	IC4-OPIS-MB	0.650	0.840	110	-	-	(0.1)
Collar	IC4-OPIS-MB	0.640	0.800	-	110	-	(0.1)
Total				110	110	-

		Put Price	Call Price
Collar	NC4-OPIS-MB	0.650	0.800	300	-	-	(0.5)
Collar	NC4-OPIS-MB	0.640	0.760	-	300	-	(0.4)
Total				300	300	-

Gathering & Processing total				24,089	13,859	4,567	$(22.9)

Other (1)(2)
Future	C2-OPIS-MB	0.2599		6,018	-	-	$(0.6)
Future	C2-OPIS-MB	0.2804		-	1,342	-	0.0
Total				6,018	1,342	-

Future	C3-OPIS-MB	0.7474		1,669	-	-	(0.7)
Future	C3-OPIS-MB	0.7658		-	41	-	(0.0)
Total				1,669	41	-

Future	IC4-OPIS-MB	0.8525		218	-	-	(0.1)

Future	NC4-OPIS-MB	0.8630		545	-	-	(0.2)

Future	C5-OPIS-MB	1.3381		473	-	-	(0.4)

Other total				8,923	1,383	-	$(2.0)

							$(24.9)

_______________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2018	2019	2020	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	53.38		4,990	-	-	$(13.4)
Swap	WTI-NYMEX	52.95		-	2,653	-	(5.5)
				4,990	2,653	-

		Put Price	Call Price
Collar	WTI-NYMEX	48.00	56.25	590	-	-	(1.3)
Collar	WTI-NYMEX	48.00	56.25	-	590	-	(1.1)
				590	590	-

Total				5,580	3,243	-

							$(21.3)

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of March 31, 2018, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of March 31, 2018, we had $680.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $6.8 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $71.7 million as of March 31, 2018. The range of losses attributable to our individual counterparties would be between $0.4 million and $39.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of March 31, 2018, our operating income would decrease by $7.5 million in the year of the assessment.

During the three months ended March 31, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 14% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the three months ended March 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the design and operation of  our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during our most recent fiscal quarter.

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

4.2

Indenture dated as of April 12, 2018 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

4.3

Registration Rights Agreement dated as of April 12, 2018 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner  & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

10.1+

Targa Resources Corp. 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 18, 2018 (File No. 001-33303)).

10.2

Purchase Agreement dated as of April 5, 2018, among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 6, 2018).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP

	By:	Targa Resources GP LLC,
its general partner

Date: May 3, 2018	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)