Form 10-Q
period 2018-09-30
Targa Resources Partners LP
filed 2018-11-08
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			September 30, 2018	December 31, 2017
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$187.5	$124.7
Trade receivables, net of allowances of $0.1 and $0.1 million at September 30, 2018 and December 31, 2017			1,036.0	825.7
Inventories			177.9	204.5
Assets from risk management activities			59.6	37.9
Other current assets			66.4	55.8
Held for sale assets (see Note 4)			165.7	—
Total current assets			1,693.1	1,248.6
Property, plant and equipment			16,214.6	14,198.6
Accumulated depreciation			(4,133.8)	(3,768.7)
Property, plant and equipment, net			12,080.8	10,429.9
Intangible assets, net			2,029.6	2,165.8
Goodwill, net			256.6	256.6
Long-term assets from risk management activities			8.4	23.2
Investments in unconsolidated affiliates			441.5	221.6
Other long-term assets			16.5	13.3
Total assets			$16,526.5	$14,359.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$1,984.1	$1,106.6
Accounts payable to Targa Resources Corp.			136.5	76.9
Liabilities from risk management activities			176.3	79.7
Current debt obligations			290.0	350.0
Held for sale liabilities (see Note 4)			1.7	—
Total current liabilities			2,588.6	1,613.2
Long-term debt			5,243.9	4,268.0
Long-term liabilities from risk management activities			67.5	19.6
Deferred income taxes, net			24.0	24.0
Other long-term liabilities			245.2	576.0
Contingencies (see Note 15)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
September 30, 2018	5,000,000	5,000,000
December 31, 2017	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	6,525.5	6,500.3
September 30, 2018	275,168,410	275,168,410
December 31, 2017	275,168,410	275,168,410
General partner	Issued	Outstanding	808.7	808.2
September 30, 2018	5,629,136	5,629,136
December 31, 2017	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			(165.7)	(46.0)
			7,289.1	7,383.1
Noncontrolling interests in subsidiaries			1,068.2	475.1
Total owners' equity			8,357.3	7,858.2
Total liabilities and owners' equity			$16,526.5	$14,359.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities (see Note 3)	$2,654.1	$1,871.5	$6,981.4	$5,353.1
Fees from midstream services (see Note 3)	332.3	260.3	904.9	759.0
Total revenues	2,986.4	2,131.8	7,886.3	6,112.1
Costs and expenses:
Product purchases (see Note 3)	2,383.5	1,663.1	6,229.7	4,737.8
Operating expenses	194.9	155.5	538.7	462.6
Depreciation and amortization expense	206.3	208.3	607.1	602.8
General and administrative expense	59.3	46.6	165.0	139.4
Impairment of property, plant and equipment	—	378.0	—	378.0
Other operating (income) expense	61.8	0.6	15.7	17.2
Income (loss) from operations	80.6	(320.3)	330.1	(225.7)
Other income (expense):
Interest expense, net	(75.7)	(51.9)	(113.3)	(169.5)
Equity earnings (loss)	3.0	0.2	6.4	(16.6)
Gain (loss) from financing activities	—	—	(1.3)	(10.7)
Change in contingent considerations	(16.6)	126.8	(12.1)	125.6
Other, net	—	0.2	—	(2.7)
Income (loss) before income taxes	(8.7)	(245.0)	209.8	(299.6)
Income tax (expense) benefit	—	—	—	4.2
Net income (loss)	(8.7)	(245.0)	209.8	(295.4)
Less: Net income (loss) attributable to noncontrolling interests	9.7	9.7	32.0	25.9
Net income (loss) attributable to Targa Resources Partners LP	$(18.4)	$(254.7)	$177.8	$(321.3)

Net income attributable to preferred limited partners	$2.8	$2.8	$8.4	$8.4
Net income (loss) attributable to general partner	(0.4)	(5.2)	3.4	(6.6)
Net income (loss) attributable to common limited partners	(20.8)	(252.3)	166.0	(323.1)
Net income (loss) attributable to Targa Resources Partners LP	$(18.4)	$(254.7)	$177.8	$(321.3)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In millions)
Net income (loss)	$(8.7)	$(245.0)	$209.8	$(295.4)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(139.6)	(106.8)	(178.0)	(10.5)
Settlements reclassified to revenues	23.9	2.1	58.3	2.2
Other comprehensive income (loss)	(115.7)	(104.7)	(119.7)	(8.3)
Comprehensive income (loss)	(124.4)	(349.7)	90.1	(303.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9.7	9.7	32.0	25.9
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(134.1)	$(359.4)	$58.1	$(329.6)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	529.2	—	10.8	—	—	540.0
Acquisition of related party (see Note 14)	—	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51.5)	(51.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	611.6	611.6
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(119.7)	—	(119.7)
Net income (loss)	—	8.4	—	166.0	—	3.4	—	32.0	209.8
Distributions	—	(8.4)	—	(670.0)	—	(13.7)	—	—	(692.1)
Balance, September 30, 2018	5,000	$120.6	275,168	$6,525.5	5,629	$808.7	$(165.7)	$1,068.2	$8,357.3

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	1,587.5	—	32.5	—	—	1,620.0
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(12.5)	(12.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33.4)	(33.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	93.8	93.8
Other comprehensive income (loss)	—	—	—	—	—	—	(8.3)	—	(8.3)
Net income (loss)	—	8.4	—	(323.1)	—	(6.6)	—	25.9	(295.4)
Distributions	—	(8.4)	—	(612.2)	—	(12.5)	—	—	(633.1)
Balance, September 30, 2017	5,000	$120.6	275,168	$6,592.1	5,629	$810.1	$(70.1)	$429.0	$7,881.7

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$209.8	$(295.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	6.8	7.1
Depreciation and amortization expense	607.1	602.8
Impairment of property, plant and equipment	—	378.0
Accretion of asset retirement obligations	2.8	3.0
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(66.3)	8.5
Equity (earnings) loss of unconsolidated affiliates	(6.4)	16.6
Distributions of earnings received from unconsolidated affiliates	16.0	8.4
Risk management activities	9.6	7.3
(Gain) loss on sale or disposition of assets	14.3	16.6
(Gain) loss from financing activities	1.3	10.7
Change in contingent considerations included in Other expense (income)	12.1	(125.6)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(221.7)	(91.5)
Inventories	(16.6)	(136.4)
Accounts payable and other liabilities	374.7	53.1
Net cash provided by operating activities	943.5	463.2
Cash flows from investing activities
Outlays for property, plant and equipment	(2,033.6)	(866.6)
Outlays for business acquisition, net of cash acquired	—	(570.8)
Proceeds from sale of assets	71.5	—
Investments in unconsolidated affiliates	(223.7)	(7.5)
Return of capital from unconsolidated affiliates	2.2	2.2
Other, net	(9.2)	(14.8)
Net cash used in investing activities	(2,192.8)	(1,457.5)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	950.0	1,496.0
Repayments of credit facility	(970.0)	(1,216.0)
Proceeds from borrowings under accounts receivable securitization facility	440.0	281.6
Repayments of accounts receivable securitization facility	(500.0)	(278.5)
Proceeds from issuance of senior notes	1,000.0	—
Redemption of senior notes	—	(287.6)
Costs incurred in connection with financing arrangements	(15.8)	(0.1)
Purchase of noncontrolling interests in subsidiary	(0.1)	(12.5)
Contributions from general partner	10.8	32.5
Contributions from TRC	529.2	1,587.5
Contributions from noncontrolling interests	611.6	93.8
Distributions to noncontrolling interests	(51.5)	(33.4)
Distributions to unitholders	(692.1)	(633.1)
Net cash provided by (used in) financing activities	1,312.1	1,030.2
Net change in cash and cash equivalents	62.8	35.9
Cash and cash equivalents, beginning of period	124.7	68.0
Cash and cash equivalents, end of period	$187.5	$103.9

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2018 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

We expect to adopt Topic 842 on January 1, 2019, and intend to elect the land easement practical expedient as well as the optional additional transition method. We are currently in the process of gathering a complete population of our lease arrangements, implementing a software solution with respect to our leases, evaluating the impact of the new standard on our consolidated financial statements, and developing and implementing appropriate changes to our internal processes and controls to support the accounting and disclosure requirements of the new standard.  Based on our evaluation to-date and from the perspective as the lessee, our leasing activity primarily consists of railcars, office space, tractors, vehicles, land, and terminals. Though the evaluation process is still in progress, we currently anticipate that the new lease guidance will result in changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements, including the recognition of a lease liability and an offsetting right-of-use asset in our consolidated balance sheet for our operating leases (with the exception of short-term leases).

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update require customers in a cloud computing arrangement that is a service contract to assess related implementation costs for capitalization using the same approach as implementation costs associated with internal-use software. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect of the amendments on our consolidated financial statements and related disclosures.

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

The following tables summarize the effects of adoption on our consolidated financial statements:

	Three Months Ended September 30, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$2,738.7	$(84.6)	$2,654.1
Fees from midstream services	338.1	(5.8)	332.3
Total revenues	3,076.8	(90.4)	2,986.4
Costs and expenses:
Product purchases	2,473.9	(90.4)	2,383.5
Income from operations	80.6	—	80.6
Income (loss) before income taxes	(8.7)	—	(8.7)
Net income (loss)	$(8.7)	$—	$(8.7)

	Nine Months Ended September 30, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$7,232.0	$(250.6)	$6,981.4
Fees from midstream services	923.5	(18.6)	904.9
Total revenues	8,155.5	(269.2)	7,886.3
Costs and expenses:
Product purchases	6,498.9	(269.2)	6,229.7
Income from operations	330.1	—	330.1
Income (loss) before income taxes	209.8	—	209.8
Net income (loss)	$209.8	$—	$209.8

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

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Besides those noted below, there were no other significant updates or revisions to our policies during the nine months ended September 30, 2018.

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

Note 4 –Newly-Formed Joint Ventures, Acquisitions and Divestitures

Joint Ventures

Grand Prix Joint Venture

In May 2017, we announced plans to construct Grand Prix, a new common carrier NGL pipeline. Grand Prix will transport volumes from the Permian Basin and our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third-party customer volume commitments, and is expected to be fully in service in the second quarter of 2019.

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

In March 2018, we announced an extension of Grand Prix from North Texas into southern Oklahoma. The pipeline expansion is supported by long-term commitments for both transportation and fractionation services from our existing and future processing plants in the Arkoma area in our SouthOK system and from third-party commitments, including a long-term commitment for transportation and fractionation with Valiant Midstream, LLC. The extension of Grand Prix into southern Oklahoma is not part of the Grand Prix Joint Venture and its expected cost of approximately $350 million will be funded exclusively by Targa.

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

Gulf Coast Express Joint Venture

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce in South Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each own a 25% interest, and KMTP owns a 50% interest in GCX. In addition, Apache Corporation (which will also be a shipper on GCX) has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the operator and constructor of GCX, and we will commit significant volumes to the pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is expected to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019, pending regulatory approvals. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the GCX Joint Venture.

Little Missouri 4 Joint Venture

In January 2018, we formed a 50/50 joint venture with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at the Partnership’s existing Little Missouri facility (“Little Missouri 4”). The LM4 Plant is anticipated to be completed in the second quarter of 2019. The Partnership is managing the construction of, and will operate, the LM4 Plant. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the Little Missouri 4 Joint Venture.

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

The following diagram displays the ownership structure of the DevCo JVs:

For a four-year period beginning on the earlier of the date that all three projects have commenced commercial operations or January 1, 2020, we have the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. Targa may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests is based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs. Targa will control the management of the DevCo JVs unless and until Targa declines to exercise its option to acquire Stonepeak's interests. Train 6 is expected to begin operations in the first quarter of 2019. Grand Prix is expected to be fully in service in the second quarter of 2019. GCX is expected to be in service in the fourth quarter of 2019, pending regulatory approvals.

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

Whistler Pipeline

In August 2018, we announced that we were involved in the development of the Whistler Pipeline (“Whistler”), consisting of a pipeline designed to transport natural gas from the Waha area of the Permian Basin to Agua Dulce in South Texas, with an additional segment continuing from Agua Dulce to Wharton County, TX. We are continuing to work on securing commitments on Whistler and the project remains subject to final investment decisions and regulatory approvals.

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

Pro Forma Impact of Permian Acquisition on Consolidated Statements of Operations

The following summarized unaudited pro forma Consolidated Statements of Operations information for the three and nine months ended September 30, 2017 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Pro Forma	Pro Forma
Revenues	$2,131.8	$6,126.2
Net income (loss)	(244.7)	(297.0)

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

•	Exclude $5.6 million of acquisition-related costs incurred as of September 30, 2017 from pro forma net income for the three and nine months ended September 30, 2017.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its fair value. We agreed to pay up to an additional $935.0 million in aggregate potential earn-out payments in May 2018 and May 2019. The acquisition date fair value of the potential earn-out payments of $416.3 million was originally recorded within Other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) have been included in Other income (expense).

During the three months ended September 30, 2018 and 2017, we recognized $16.6 million expense and $126.6 million income, respectively, in Other income (expense) related to the change in fair value of the contingent consideration. The increase in fair value of the contingent consideration during the three months ended September 30, 2018 was primarily attributable to a shorter discount period. The underlying forecasted volumes reflect the most recently observed production trends. During the nine months ended September 30, 2018 and 2017, we recognized $12.0 million expense and $125.5 million income in Other income (expense) related to the change in fair value of the contingent consideration.

The portion of the earn-out due in 2018 expired with no required payment. As of September 30, 2018, the fair value of the second potential earn-out payment of $329.0 million has been recorded as a component of Accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. See Note 13 – Fair Value Measurements for additional discussion of the fair value methodology.

Divestitures

Assets and liabilities held for sale

During the third quarter of 2018, we executed agreements to sell our Downstream refined products and crude oil storage and terminaling facilities in Tacoma, WA, and Baltimore, MD, to a third party for approximately $160 million. The sale closed in the fourth quarter of 2018 and we intend to use the proceeds to repay debt and to fund a portion of our growth capital program. In relation to the sale, we classified our Tacoma and Baltimore refined products and crude oil storage and terminaling facilities assets as held for sale and measured them at the lower of their carrying value or fair value less costs to sell, which resulted in a loss of $57.5 million included within Other operating income (expense) in our Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The sale of these businesses does not qualify for reporting as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results.

The adjusted carrying amounts of the assets and liabilities held for sale as of September 30, 2018 are as follows:

September 30, 2018
Current assets:
Trade receivables	$8.8
Inventories	5.5
Property, plant and equipment, net of accumulated depreciation and estimated loss on sale	151.4
Total assets held for sale	$165.7

Current liabilities:
Accounts payable and accrued liabilities	$(1.7)
Total liabilities held for sale	$(1.7)

Note 5 — Inventories

	September 30, 2018	December 31, 2017
Commodities	$163.3	$191.6
Materials and supplies	14.6	12.9
	$177.9	$204.5

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2018	December 31, 2017	Estimated Useful Lives (In Years)
Gathering systems	$7,395.2	$7,037.2	5 to 20
Processing and fractionation facilities	3,842.4	3,563.0	5 to 25
Terminaling and storage facilities	1,068.1	1,244.1	5 to 25
Transportation assets	456.1	343.6	10 to 25
Other property, plant and equipment	313.6	303.5	3 to 25
Land	146.8	125.7	—
Construction in progress	2,992.4	1,581.5	—
Property, plant and equipment	16,214.6	14,198.6
Accumulated depreciation	(4,133.8)	(3,768.7)
Property, plant and equipment, net	$12,080.8	$10,429.9

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(707.0)	(570.8)
Intangible assets, net	$2,029.6	$2,165.8

Impairment of North Texas Gathering and Processing Assets

We recorded a non-cash pre-tax impairment charge of $378.0 million in the third quarter of 2017 for the partial impairment of gas processing facilities and gathering systems associated with our North Texas operations in our Gathering and Processing segment. The impairment was a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, would not be sufficient to recover the existing total net book value of the underlying assets. Given the price environment at the time, we projected a continuing decline in natural gas production across the Barnett Shale in North Texas due in part to producers pursuing more attractive opportunities in other basins. We measured the impairment of property, plant and equipment using discounted estimated future cash flow analysis (“DCF”) including a terminal value (a Level 3 fair value measurement). The future cash flows were based on our estimates of future revenues, income from operations and other factors, such as timing of capital expenditures. We took into account current and expected industry and market conditions, including commodity prices and volumetric forecasts. The discount rate used in our DCF analysis was based on a weighted average cost of capital determined from relevant market comparisons. These carrying value adjustments are included in Impairment of property, plant and equipment in our Consolidated Statements of Operations.

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

The changes in our intangible assets are as follows:

Balance at December 31, 2017	$2,165.8
Amortization	(136.2)
Balance at September 30, 2018	$2,029.6

Asset Sales

During the second quarter of 2018, we sold our inland marine barge business to a third party for $69.3 million. As a result of the sale, we recognized a gain of $48.1 million in our Consolidated Statements of Operations for the nine months ended September 30, 2018 as part of Other operating (income) expense. We continue to own and operate two ocean-going barges.

Note 7 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•

three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), a gas gathering company; a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), a gas gathering company; and a 50% interest in T2 EF Cogeneration Holdings L.L.C. (“T2 EF Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”);

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

See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures for discussion of the formation of our GCX Joint Venture and Little Missouri 4 Joint Venture, and our acquisition of interests in the Cayenne Joint Venture and the Agua Blanca Joint Venture.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2017	Equity Earnings (Loss)	Cash Distributions (1)	Acquisition	Contributions (2)	Balance at September 30, 2018
GCF	$45.8	$14.2	$(16.3)	$—	$—	$43.7
T2 LaSalle (3)	54.1	(3.8)	—	—	0.1	50.4
T2 Eagle Ford (3)	109.2	(7.6)	—	—	—	101.6
T2 EF Cogen	3.9	(1.3)	—	—	—	2.6
Cayenne	8.6	4.6	(1.9)	—	5.5	16.8
GCX	—	0.1	—	—	154.8	154.9
Little Missouri 4	—	—	(8.0)	—	75.3	67.3
Agua Blanca	—	0.2	—	3.5	0.5	4.2
Total	$221.6	$6.4	$(26.2)	$3.5	$236.2	$441.5

_________________

(1)

Includes $2.2 million in distributions received from GCF in excess of our share of cumulative earnings for the nine months ended September 30, 2018. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur. Also includes an $8.0 million distribution from Little Missouri 4 as a reimbursement of pre-formation expenditures.

(2)	Includes a $16.0 million initial contribution of property, plant and equipment to Little Missouri 4. See Note 18 – Supplemental Cash Flow Information.
(3)

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of September 30, 2018, $25.0 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Note 8 — Accounts Payable and Accrued Liabilities

	September 30, 2018	December 31, 2017
Commodities	$975.5	$711.9
Other goods and services	499.8	286.9
Interest	83.3	54.1
Permian Acquisition contingent consideration, estimated current portion	329.0	6.8
Income and other taxes	88.6	26.3
Other	7.9	20.6
	$1,984.1	$1,106.6

Accounts payable and accrued liabilities includes $53.8 million and $49.7 million of liabilities to creditors to whom we have issued checks that remained outstanding as of September 30, 2018 and December 31, 2017. The current portion of the Permian Acquisition contingent consideration represents the estimated fair value of the earn-out payments due within twelve months of the respective balance sheet dates.

Note 9 — Debt Obligations

	September 30, 2018	December 31, 2017
Current:
Accounts receivable securitization facility, due December 2018 (1)	$290.0	$350.0

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (2)	—	20.0
Senior unsecured notes:
4⅛% fixed rate, due November 2019	749.4	749.4
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	—
5⅜% fixed rate, due February 2027	500.0	500.0
5% fixed rate, due January 2028	750.0	750.0
TPL notes, 4¾% fixed rate, due November 2021	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023	48.1	48.1
Unamortized premium	0.3	0.4
	5,277.9	4,298.0
Debt issuance costs, net of amortization	(34.0)	(30.0)
Long-term debt	5,243.9	4,268.0
Total debt obligations	$5,533.9	$4,618.0
Irrevocable standby letters of credit outstanding	$76.6	$27.2

(1)	As of September 30, 2018, we had $350.0 million of qualifying receivables under our $350.0 million accounts receivable securitization facility, resulting in availability of $60.0 million.
(2)	As of September 30, 2018, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,123.4 million.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2018:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.4% - 5.5%	3.8%
Accounts receivable securitization facility	2.6% - 3.2%	2.9%

Compliance with Debt Covenants

As of September 30, 2018, we were in compliance with the covenants contained in our various debt agreements.

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

We are required to pay a commitment fee equal to an applicable rate ranging from (a) before the collateral release date, 0.25% to 0.375% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) and (b) upon and after the collateral release date, 0.125% to 0.35% (dependent on our non-credit-enhanced senior unsecured long-term debt ratings) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on our non-credit-enhanced senior unsecured long-term debt ratings. The TRP Revolver’s covenants remained substantially the same.

During the nine months ended September 30, 2018, we incurred a loss of $1.3 million to partially write-off debt issuance costs associated with the TRP Revolver amendment as a result of a change in syndicate members. The remaining debt issuance costs, along with debt issuance costs incurred with this amendment, will be amortized on a straight-line basis over the TRP Revolver’s new term.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	September 30, 2018	December 31, 2017
Asset retirement obligations	$53.4	$50.3
Mandatorily redeemable preferred interests	10.3	76.2
Deferred revenue	176.4	136.2
Permian Acquisition contingent consideration, noncurrent portion	—	310.2
Other liabilities	5.1	3.1
Total long-term liabilities	$245.2	$576.0

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. As redemption cannot occur before 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of September 30, 2018.

In February 2018, the parties amended the agreements governing each joint venture to: (i) increase the priority return for capital contributions made on or after January 1, 2017; and (ii) add a non-consent feature effective with respect to certain capital projects undertaken on or after January 1, 2017. During the nine months ended September 30, 2018, the change in the estimated redemption value of the mandatorily redeemable preferred interests is primarily attributable to the amendments.

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., then a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (the “Splitter Agreement”) under which we will build and operate a crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (the “Channelview Splitter”) and provide approximately 730,000 Bbl of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be substantially completed in December 2018, and has an estimated total cost of approximately $150 million. In January 2018, Vitol US Holding Co. acquired Noble Americas Corp. As of September 30, 2018, the first three annual payments due under the Splitter Agreement, totaling $129.0 million, have been received.

Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems.

The following table shows the changes in deferred revenue:

Balance at December 31, 2017	$136.2
Additions	43.1
Revenue recognized	(2.9)
Balance at September 30, 2018	$176.4

Permian Acquisition Contingent Consideration

Upon closing of the Permian Acquisition, a contingent consideration liability arising from potential earn-out provisions was recognized at its preliminary fair value. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures. The first potential earn-out payment would have occurred in May 2018 while the second potential earn-out payment would occur in May 2019. The acquisition date fair value of the contingent consideration of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. For the period from the acquisition date to December 31, 2017, the fair value of the contingent consideration decreased by $99.3 million, bringing the total Permian Acquisition contingent consideration to $317.0 million at December 31, 2017, of which $6.8 million was a current liability.

The portion of the earn-out due in 2018 expired with no required payment. For the period from December 31, 2017 to September 30, 2018, the fair value of the contingent consideration increased by $12.0 million. As of September 30, 2018, the fair value of the second potential earn-out payment of $329.0 million has been recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. See Note 13 – Fair Value Measurements for additional discussion of the fair value methodology.

Note 11 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all Partnership distributions after payment of preferred distributions each quarter.

The following table details the distributions declared and/or paid by us for the nine months ended September 30, 2018:

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2018	November 13, 2018	$237.6	$234.8
June 30, 2018	August 13, 2018	234.0	231.2
March 31, 2018	May 11, 2018	229.7	226.9
December 31, 2017	February 12, 2018	228.5	225.7

Contributions

All capital contributions to us continue to be allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. During the nine months ended September 30, 2018, TRC made total capital contributions to us of $540.0 million.

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

We paid $2.8 million and $8.4 million of distributions to the holders of preferred units (“Preferred Unitholders”) for the three and nine months ended September 30, 2018.

Subsequent Event

In October 2018, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on November 15, 2018.

Note 12 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have entered into derivative instruments to hedge the commodity price risks associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

At September 30, 2018, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2018	2019	2020	2021	2022	2023
Natural Gas	Swaps	MMBtu/d	210,109	158,246	31,630	11,821	-	-
Natural Gas	Basis Swaps	MMBtu/d	158,478	109,281	70,417	56,658	40,000	20,000
NGL	Swaps	Bbl/d	19,820	16,269	11,607	2,434	-	-
NGL	Futures	Bbl/d	33,620	2,890	3,115	-	-	-
NGL	Options	Bbl/d	1,310	410	-	-	-	-
Condensate	Swaps	Bbl/d	4,990	3,413	1,170	388	-	-
Condensate	Options	Bbl/d	590	590	-	-	-	-

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

		Fair Value as of September 30, 2018		Fair Value as of December 31, 2017
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$57.5	$164.1	$37.9	$78.6
	Long-term	6.9	65.2	23.2	18.7
Total derivatives designated as hedging instruments		$64.4	$229.3	$61.1	$97.3
Derivatives not designated as hedging instruments
Commodity contracts	Current	$2.1	$12.2	$—	$1.1
	Long-term	1.5	2.3	—	0.9
Total derivatives not designated as hedging instruments		$3.6	$14.5	$—	$2.0
Total current position		$59.6	$176.3	$37.9	$79.7
Total long-term position		8.4	67.5	23.2	19.6
Total derivatives		$68.0	$243.8	$61.1	$99.3

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$59.6	$(163.6)	$39.0	$11.3	$(76.3)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(12.7)	-	-	(12.7)
	59.6	(176.3)	39.0	11.3	(89.0)
Long Term Position
Counterparties with offsetting positions or collateral	8.4	(42.2)	-	-	(33.8)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(25.3)	-	-	(25.3)
	8.4	(67.5)	-	-	(59.1)
Total Derivatives
Counterparties with offsetting positions or collateral	68.0	(205.8)	39.0	11.3	(110.1)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(38.0)	-	-	(38.0)
	$68.0	$(243.8)	$39.0	$11.3	$(148.1)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$37.9	$(74.7)	$22.9	$13.8	$(27.7)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(5.0)	-	-	(5.0)
	37.9	(79.7)	22.9	13.8	(32.7)
Long Term Position
Counterparties with offsetting positions or collateral	23.2	(17.3)	-	14.8	(8.9)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(2.3)	-	-	(2.3)
	23.2	(19.6)	-	14.8	(11.2)
Total Derivatives
Counterparties with offsetting positions or collateral	61.1	(92.0)	22.9	28.6	(36.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.3)	-	-	(7.3)
	$61.1	$(99.3)	$22.9	$28.6	$(43.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $175.8 million as of September 30, 2018. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2018	2017	2018	2017
Commodity contracts	$(139.6)	$(106.8)	$(178.0)	$(10.5)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2018	2017	2018	2017
Revenues	$(23.9)	$(2.1)	$(58.3)	$(2.2)

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2018	2017	2018	2017
Commodity contracts	Revenue	$(1.1)	$(1.5)	$(14.1)	$(2.9)

Based on valuations as of September 30, 2018, we expect to reclassify commodity hedge-related deferred losses of $164.9 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2021, with $106.6 million of losses to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2018, a net liability position of $175.8 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $281.7 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $69.9 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$67.7	$67.7	$—	$67.7	$—
Liabilities from commodity derivative contracts (1)	243.5	243.5	—	231.0	12.5
Permian Acquisition contingent consideration (2)	329.0	329.0	—	—	329.0
TPL contingent consideration (3)	2.5	2.5	—	—	2.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	187.5	187.5	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	5,277.9	5,322.8	—	5,322.8	—
Accounts receivable securitization facility	290.0	290.0	—	290.0	—

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$60.3	$60.3	$—	$58.8	$1.5
Liabilities from commodity derivative contracts (1)	98.5	98.5	—	93.3	5.2
Permian Acquisition contingent consideration (2)	317.0	317.0	—	—	317.0
TPL contingent consideration (3)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	124.7	124.7	—	—	—
TRP Revolver	20.0	20.0	—	20.0	—
Senior unsecured notes	4,278.0	4,362.4	—	4,362.4	—
Accounts receivable securitization facility	350.0	350.0	—	350.0	—

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

(2)	We have a contingent consideration liability related to the Permian Acquisition, which is carried at fair value. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures.
(3)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value.

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

As of September 30, 2018, we had 16 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability
Balance, December 31, 2017	$(3.8)	$(319.4)
Change in fair value of TPL contingent consideration	-	(0.1)
Change in fair value of Permian Acquisition contingent consideration (1)	-	(12.0)
New Level 3 derivative instruments	(1.0)	-
Settlements included in Revenue	2.6	-
Unrealized gain/(loss) included in OCI	(10.3)	-
Balance, September 30, 2018	$(12.5)	$(331.5)

(1)

Represents the change in fair value between December 31, 2017 and September 30, 2018 of the contingent consideration that arose as part of the Permian Acquisition in the first quarter of 2017. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures for discussion of the initial fair value.

Note 14 — Related Party Transactions – Targa

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Targa billings of payroll and related costs included in operating expenses	$61.3	$54.0	$177.7	$148.6
Targa allocation of general and administrative expense	54.6	43.2	149.3	126.6
Cash distributions to Targa based on general partner and limited partner ownership	231.2	222.6	683.7	624.7
Cash contributions from Targa related to limited partner ownership (1)	450.7	14.7	529.2	1,587.5
Cash contributions from Targa to maintain its 2% general partner ownership	9.2	0.3	10.8	32.5

__________________________________________________________________________________________________________

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 11 – Partnership Units and Related Matters.

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

Note 15 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We are also a party to various proceedings with governmental environmental agencies in 2018, including but not limited to the Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Health, Environmental Health Section, which assert penalties for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

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

	2018	2019	2020 and after
Fixed consideration to be recognized as of September 30, 2018	$116.5	$500.1	$2,790.7

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

Note 17 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Gain) loss on sale or disposal of assets (1)	$61.1	$0.3	$14.3	$16.6
Miscellaneous business tax	0.4	0.3	1.0	0.6
Other	0.3	-	0.4	-
	$61.8	$0.6	$15.7	$17.2

(1)

Comprised primarily of a $57.5 million loss on sale of our refined products and crude oil storage and terminaling facilities in Tacoma, WA, and Baltimore, MD during the third quarter of 2018 as disclosed in Note 4 — Newly-Formed Joint Ventures, Acquisitions and Divestitures, offset by a $48.1 million gain on sale of our inland marine barge business to a third party during the second quarter of 2018 as disclosed in Note 6 — Property, Plant and Equipment and Intangible Assets. Also includes a $16.1 million loss in the first quarter of 2017 due to the sale of our ownership interest in VGS.

Note 18 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash:
Interest paid, net of capitalized interest (1)	$140.5	$154.5
Income taxes paid, net of refunds	0.2	(4.9)
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$39.4	$8.3
Impact of capital expenditure accruals on property, plant and equipment	283.9	118.3
Transfers from materials and supplies inventory to property, plant and equipment	8.9	2.8
Contribution of property, plant and equipment to investments in unconsolidated affiliates	16.0	1.0
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	1.2	3.1
Non-cash balance sheet movements related to assets held for sale (See Note 4 - Newly-Formed Joint Ventures, Acquisitions and Divestitures):
Trade receivables	$8.8	$—
Inventories	5.5	—
Property, plant and equipment, net	151.4	—
Accounts payable and accrued liabilities	(1.7)	—
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Newly-Formed Joint Ventures, Acquisitions and Divestitures):
Contingent consideration recorded at the acquisition date	$—	$416.3
Non-cash balance sheet movements related to acquisition of related party:
Noncontrolling interest	1.1	—

__________________

(1)	Interest capitalized on major projects was $30.8 million and $8.3 million for the nine months ended September 30, 2018 and 2017.

Note 19 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business). Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including exposure to the SCOOP and STACK plays) and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$296.7	$2,378.2	$(20.8)	$—	$2,654.1
Fees from midstream services	199.3	133.0	—	—	332.3
	496.0	2,511.2	(20.8)	—	2,986.4
Intersegment revenues
Sales of commodities	1,069.7	15.5	—	(1,085.2)	—
Fees from midstream services	1.5	8.5	—	(10.0)	—
	1,071.2	24.0	—	(1,095.2)	—
Revenues	$1,567.2	$2,535.2	$(20.8)	$(1,095.2)	$2,986.4
Operating margin	$255.3	$173.5	$(20.8)	$—	$408.0
Other financial information:
Total assets (1)	$11,331.5	$5,019.0	$64.2	$111.8	$16,526.5
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$453.0	$560.7	$—	$4.0	$1,017.7

__________________________________________________________________________________________

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended September 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$200.3	$1,672.2	$(1.0)	$—	$1,871.5
Fees from midstream services	148.5	111.8	—	—	260.3
	348.8	1,784.0	(1.0)	—	2,131.8
Intersegment revenues
Sales of commodities	783.7	80.6	—	(864.3)	—
Fees from midstream services	1.7	7.0	—	(8.7)	—
	785.4	87.6	—	(873.0)	—
Revenues	$1,134.2	$1,871.6	$(1.0)	$(873.0)	$2,131.8
Operating margin	$198.3	$115.9	$(1.0)	$—	$313.2
Other financial information:
Total assets (1)	$10,644.3	$3,240.9	$30.8	$56.2	$13,972.2
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$295.9	$71.0	$—	$11.8	$378.7

____________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$835.3	$6,188.3	$(42.2)	$—	$6,981.4
Fees from midstream services	536.8	368.1	—	—	904.9
	1,372.1	6,556.4	(42.2)	—	7,886.3
Intersegment revenues
Sales of commodities	2,848.9	147.0	—	(2,995.9)	—
Fees from midstream services	5.4	24.3	—	(29.7)	—
	2,854.3	171.3	—	(3,025.6)	—
Revenues	$4,226.4	$6,727.7	$(42.2)	$(3,025.6)	$7,886.3
Operating margin	$718.4	$441.7	$(42.2)	$—	$1,117.9
Other financial information:
Total assets (1)	$11,331.5	$5,019.0	$64.2	$111.8	$16,526.5
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$1,008.2	$1,229.9	$—	$72.3	$2,310.4

__________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$544.4	$4,804.8	$3.9	$—	$5,353.1
Fees from midstream services	399.3	359.7	—	—	759.0
	943.7	5,164.5	3.9	—	6,112.1
Intersegment revenues
Sales of commodities	2,209.2	237.8	—	(2,447.0)	—
Fees from midstream services	5.1	21.1	—	(26.2)	—
	2,214.3	258.9	—	(2,473.2)	—
Revenues	$3,158.0	$5,423.4	$3.9	$(2,473.2)	$6,112.1
Operating margin	$549.3	$358.5	$3.9	$—	$911.7
Other financial information:
Total assets (1)	$10,644.3	$3,240.9	$30.8	$56.2	$13,972.2
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$730.7	$241.8	$—	$15.2	$987.7
Business acquisition	$987.1	$—	$—	$—	$987.1

__________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$451.9	$505.4	$1,338.5	$1,485.2
NGL	2,063.2	1,276.2	5,254.4	3,628.5
Condensate	95.7	44.9	286.1	135.8
Petroleum products	68.2	48.6	176.0	108.5
	2,679.0	1,875.1	7,055.0	5,358.0
Non-customer revenue:
Derivative activities - Hedge	(23.8)	(2.1)	(59.6)	(2.0)
Derivative activities - Non-hedge (1)	(1.1)	(1.5)	(14.0)	(2.9)
	(24.9)	(3.6)	(73.6)	(4.9)
Total sales of commodities	2,654.1	1,871.5	6,981.4	5,353.1

Fees from midstream services:
Revenue recognized from contracts with customers:
Fractionating and treating	31.1	29.8	90.3	92.8
Storage, terminaling, transportation and export	86.9	75.0	260.8	247.8
Gathering and processing	196.5	138.0	522.3	368.5
Other	17.8	17.5	31.5	49.9

Total fees from midstream services	332.3	260.3	904.9	759.0

Total revenues	$2,986.4	$2,131.8	$7,886.3	$6,112.1

__________________________________________________________________________________________

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$255.3	$198.3	$718.4	$549.3
Logistics and Marketing operating margin	173.5	115.9	441.7	358.5
Other operating margin	(20.8)	(1.0)	(42.2)	3.9
Depreciation and amortization expenses	(206.3)	(208.3)	(607.1)	(602.8)
General and administrative expenses	(59.3)	(46.6)	(165.0)	(139.4)
Impairment of property, plant and equipment	—	(378.0)	—	(378.0)
Interest expense, net	(75.7)	(51.9)	(113.3)	(169.5)
Change in contingent considerations	(16.6)	126.8	(12.1)	125.6
Other, net	(58.8)	(0.2)	(10.6)	(47.2)
Income (loss) before income taxes	$(8.7)	$(245.0)	$209.8	$(299.6)

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

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including exposure to the SCOOP and STACK plays) and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

•	In May 2017, we announced plans to build a 200 MMcf/d cryogenic natural gas processing plant, known as the Johnson Plant, which began operations in the third quarter of 2018.
•	In November 2016, we announced plans to build the 200 MMcf/d Joyce Plant, which began operations in the first quarter of 2018.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. We are constructing approximately 220 miles of 12- to 24-inch high pressure rich gas gathering pipelines across the Delaware Basin, a new 250 MMcf/d cryogenic natural gas processing plant (the “Falcon Plant”) in the Delaware Basin that is expected to begin operations in the fourth quarter of 2019, and a second 250 MMcf/d cryogenic natural gas processing plant in Culberson County (the “Peregrine Plant”) in the Delaware Basin that is expected to begin operations in the second quarter of 2020.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants. Total growth capital expenditures related to the plants and high pressure pipeline system are approximately $500 million.

In May 2017, we announced plans to build a new plant and further expand the gathering footprint of our Permian Delaware systems. This project includes a new 250 MMcf/d cryogenic processing plant, known as the Wildcat Plant, which began operations in the second quarter of 2018.

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

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at Targa’s existing Little Missouri facility. The LM4 Plant is anticipated to be completed in the second quarter of 2019. Targa is managing the construction of, and will operate, the LM4 Plant.

SouthOK Expansion

In December 2017, ownership of the Flag City Plant assets located in Jackson County, Texas, was transferred to Centrahoma Processing, LLC, a joint venture that we operate (“Centrahoma” or the “Centrahoma Joint Venture”), and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MPLX, LP (“MPLX”). The former Flag City Plant assets have been relocated to, and installed in, Hughes County, Oklahoma, as a new 150 MMcf/d cryogenic natural gas processing plant (the “Hickory Hills Plant”). The Hickory Hills Plant will process natural gas production from the Arkoma Woodford Basin and is expected to begin operations in the fourth quarter of 2018. In October 2018, Targa contributed the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma to Centrahoma. In conjunction with Targa’s contribution of both the Hickory Hills and Tupelo plant assets, MPLX made cash contributions to Centrahoma in order to maintain its 40% ownership interest.

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

Downstream Segment Expansion

Whistler Pipeline

In August 2018, we announced that we were involved in the development of the Whistler Pipeline (“Whistler”), consisting of a pipeline designed to transport natural gas from the Waha area of the Permian Basin to Agua Dulce in South Texas, with an additional segment continuing from Agua Dulce to Wharton County, TX. We are continuing to work on securing commitments on Whistler and the project remains subject to final investment decisions and regulatory approvals.

Grand Prix NGL Pipeline

In May 2017, we announced plans to construct a new common carrier NGL pipeline. The NGL pipeline (“Grand Prix”) will transport volumes from the Permian Basin and North Texas to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third-party customer volume commitments, and is expected to be fully in service in the second quarter of 2019.

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

Fractionation Expansion

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7 and Train 8”), which are expected to begin operations in the first quarter of 2020 and second quarter of 2020, respectively. The total cost of these fractionation trains and related infrastructure is expected to be approximately $825 million.

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 6”), which is expected to begin operations early in the second quarter of 2019. The total cost of the fractionation train and related infrastructure is expected to be approximately $350 million.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of the Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce in South Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each own a 25% interest, and KMTP owns a 50% interest in GCX. Shipper Apache Corporation has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the construction manager and operator of GCX. We have committed significant volumes to GCX. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system, has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019, pending regulatory approvals.

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

The Channelview Splitter is expected to be substantially completed in December 2018, and has an estimated total cost of approximately $150 million. The first three annual payments due under the Splitter Agreement, totaling $129.0 million, have been received and are reflected in deferred revenue as a component of other long-term liabilities on our Consolidated Balance Sheet.

Asset Sales and Divestitures

During the second quarter of 2018, we sold our inland marine barge business to a third party for $69.3 million. We continue to own and operate two ocean-going barges.

During the third quarter of 2018, we executed agreements to sell our refined products and crude oil storage and terminaling facilities in Tacoma, WA, and Baltimore, MD, to a third party for approximately $160 million. The sale closed in the fourth quarter of 2018 and we intend to use the proceeds to repay debt and to fund a portion of our growth capital program.

During the fourth quarter of 2018, we announced that we are evaluating the potential sale of a minority interest in our Badlands assets in North Dakota to a select small group of counterparties.

2018 Financing Activities

In April 2018, we issued $1.0 billion aggregate principal amount of 5⅞% senior notes due 2026 (the “5⅞% Senior Notes due 2026”). We used the net proceeds of $991.9 million after costs from this offering to repay borrowings under our credit facilities and for general partnership purposes.

On October 29, 2018, Standard & Poor’s Corporation (“S&P”) raised our corporate credit rating and our issue-level rating on senior unsecured notes to 'BB' from 'BB-', and raised the outlook to positive from stable.

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

We are required to pay a commitment fee equal to an applicable rate ranging from (a) before the collateral release date, 0.25% to 0.375% (dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) and (b) upon and after the collateral release date, 0.125% to 0.35% (dependent on our non-credit-enhanced senior unsecured long-term debt ratings) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on our ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on our non-credit-enhanced senior unsecured long-term debt ratings. The TRP Revolver’s covenants remained substantially the same.

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

Our profitability is also impacted by fee-based contracts. Our growing fee-related capital expenditures for pipelines, expansion of our downstream facilities, as well as third-party acquisitions of businesses and assets, will continue to increase the number of our contracts that are fee-based. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities. Nevertheless, a change in unit fees due to market dynamics such as available commodity throughput does affect profitability.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance, utilities and ad valorem taxes comprise the most significant portion of our operating expenses. These expenses, other than fuel and power, remain relatively stable and independent of the volumes through our systems, but may increase with system expansions and will fluctuate depending on the scope of the activities performed during a specific period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Net Income (loss) to TRP Operating Margin and Gross Margin:
Net income (loss)	$(8.7)	$(245.0)	$209.8	$(295.4)
Depreciation and amortization expense	206.3	208.3	607.1	602.8
General and administrative expense	59.3	46.6	165.0	139.4
Impairment of property, plant and equipment	—	378.0	—	378.0
Interest expense, net	75.7	51.9	113.3	169.5
Income tax expense (benefit)	—	—	—	(4.2)
(Gain) loss on sale or disposition of assets	61.1	0.3	14.3	16.6
(Gain) loss from financing activities	—	—	1.3	10.7
Other, net	14.3	(126.9)	7.1	(105.7)
Operating margin	408.0	313.2	1,117.9	911.7
Operating expenses	194.9	155.5	538.7	462.6
Gross margin	$602.9	$468.7	$1,656.6	$1,374.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(18.4)	$(254.7)	$177.8	$(321.3)
Interest expense, net (1)	75.7	51.9	113.3	169.5
Income tax expense (benefit)	—	—	—	(4.2)
Depreciation and amortization expense	206.3	208.3	607.1	602.8
Impairment of property, plant and equipment	—	378.0	—	378.0
(Gain) loss on sale or disposition of assets	61.1	0.3	14.3	16.6
(Gain) loss from financing activities	—	—	1.3	10.7
(Earnings) loss from unconsolidated affiliates	(3.0)	(0.2)	(6.4)	16.6
Distributions from unconsolidated affiliates and preferred partner interests, net	7.5	4.6	21.4	15.0
Change in contingent considerations	16.6	(126.8)	12.1	(125.6)
Transaction costs related to business acquisitions	—	0.4	—	5.6
Splitter Agreement (2)	10.8	10.8	32.3	32.3
Risk management activities (3)	(0.8)	2.0	8.3	7.2
Noncontrolling interests adjustments (4)	(7.7)	(5.0)	(19.7)	(13.6)
TRP Adjusted EBITDA	$348.1	$269.6	$961.8	$789.6

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	The Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement over the four quarters following receipt.
(3)

Risk management activities related to derivative instruments including the cash impact of hedges acquired in the 2015 mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. The cash impact of the acquired hedges ended in December 2017.

(4)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$2,654.1	$1,871.5	$782.6	42%	$6,981.4	$5,353.1	$1,628.3	30%
Fees from midstream services	332.3	260.3	72.0	28%	904.9	759.0	145.9	19%
Total revenues	2,986.4	2,131.8	854.6	40%	7,886.3	6,112.1	1,774.2	29%
Product purchases	2,383.5	1,663.1	720.4	43%	6,229.7	4,737.8	1,491.9	31%
Gross margin (1)	602.9	468.7	134.2	29%	1,656.6	1,374.3	282.3	21%
Operating expenses	194.9	155.5	39.4	25%	538.7	462.6	76.1	16%
Operating margin (1)	408.0	313.2	94.8	30%	1,117.9	911.7	206.2	23%
Depreciation and amortization expense	206.3	208.3	(2.0)	(1%)	607.1	602.8	4.3	1%
General and administrative expense	59.3	46.6	12.7	27%	165.0	139.4	25.6	18%
Impairment of property, plant and equipment	—	378.0	(378.0)	(100%)	—	378.0	(378.0)	(100%)
Other operating (income) expense	61.8	0.6	61.2	NM	15.7	17.2	(1.5)	(9%)
Income (loss) from operations	80.6	(320.3)	400.9	125%	330.1	(225.7)	555.8	246%
Interest expense, net	(75.7)	(51.9)	(23.8)	(46%)	(113.3)	(169.5)	56.2	33%
Equity earnings (loss)	3.0	0.2	2.8	NM	6.4	(16.6)	23.0	139%
Gain (loss) from financing activities	—	—	—	—	(1.3)	(10.7)	9.4	88%
Change in contingent considerations	(16.6)	126.8	(143.4)	(113%)	(12.1)	125.6	(137.7)	(110%)
Other income (expense), net	—	0.2	(0.2)	(100%)	—	(2.7)	2.7	100%
Income tax (expense) benefit	—	—	—	—	—	4.2	(4.2)	(100%)
Net income (loss)	(8.7)	(245.0)	236.3	96%	209.8	(295.4)	505.2	171%
Less: Net income (loss) attributable to noncontrolling interests	9.7	9.7	—	—	32.0	25.9	6.1	24%
Net income (loss) attributable to Targa Resources Partners LP	$(18.4)	$(254.7)	$236.3	93%	$177.8	$(321.3)	$499.1	155%
Financial data:
Adjusted EBITDA (1)	$348.1	$269.6	$78.5	29%	$961.8	$789.6	$172.2	22%
Capital expenditures (2)	1,017.7	378.7	639.0	169%	2,310.4	987.7	1,322.7	134%
Business acquisition (3)	—	—	—	—	—	987.1	(987.1)	(100%)

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Capital expenditures, net of contributions from noncontrolling interest, were $856.8 million and $1,890.8 million for the three and nine months ended September 30, 2018, and $344.4 million and $889.3 million for the three and nine months ended September 30, 2017.

(3)	Includes the $416.3 million acquisition date fair value of the potential earn-out payments.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The increase in commodity sales reflects increased NGL, natural gas, condensate and petroleum volumes ($538.4 million) and higher NGL and condensate prices ($475.5 million), partially offset by lower natural gas prices ($127.5 million) and the impact of hedges ($21.4 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases reflects increased volumes and higher NGL and condensate prices.

The prospective adoption of the revenue recognition accounting standard as set forth in Topic 606 in 2018 resulted in lower commodity sales ($84.6 million) and lower fee revenue ($5.8 million) with a corresponding net reduction in product purchases, resulting in no impact on operating margin or gross margin.

The higher operating margin and gross margin in 2018 reflect increased segment margin results for Gathering and Processing and Logistics and Marketing. Additionally, our operating margin for the three months ended September 30, 2017 was reduced by approximately $10 million due to temporary operational issues related to the impact of Hurricane Harvey. Operating expenses increased compared to 2017 primarily due to system expansions and higher activity levels. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense was flat as higher depreciation related to our growth investments was offset by lower depreciation for our North Texas system and lower scheduled amortization of Badlands intangibles. Lower North Texas system depreciation reflects the impact of a partial impairment of property, plant and equipment recorded in the third quarter of 2017.

General and administrative expense increased primarily due to higher compensation and benefits and higher outside professional services.

Other operating (income) expense in 2018 was comprised primarily of the estimated loss on our refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland that were held for sale as of September 30, 2018.

Interest expense, net, increased due to the impact of higher average borrowings and lower interest income on the mandatorily redeemable preferred interest valuations, partially offset by higher capitalized interest related to our major growth investments.

Equity earnings increased in 2018, primarily reflecting increased earnings at Gulf Coast Fractionators LP (“GCF”) and the commencement of operations of Cayenne.

During 2018, we recorded expense of $16.6 million resulting primarily from an increase in fair value as of September 30, 2018 of the Permian Acquisition contingent consideration liability. The fair value increase in 2018 was primarily attributable to a shorter discount period. During 2017, we recorded income of $126.8 million resulting from a decrease in the fair value of the contingent consideration liability from June 30, 2017 to September 30, 2017. The fair value decrease in 2017 reflected reductions in actual and forecasted volumes and gross margin resulting from changes in producers’ drilling activity in the region.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The increase in commodity sales reflects increased NGL, natural gas, petroleum and condensate volumes ($1,241.7 million) and higher NGL and condensate prices ($1,097.5 million), partially offset by lower natural gas prices ($389.2 million) and the impact of hedges ($68.7 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases reflects increased volumes and higher NGL and condensate prices.

The prospective adoption of the revenue recognition accounting standard as set forth in Topic 606 in 2018 resulted in lower commodity sales ($250.6 million) and lower fee revenue ($18.6 million) with a corresponding net reduction in product purchases, resulting in no impact on operating margin or gross margin.

The higher operating margin and gross margin in 2018 reflect increased segment margin results for Gathering and Processing and Logistics and Marketing. Additionally, our operating margin for the nine months ended September 30, 2017 was reduced by approximately $10 million due to temporary operational issues related to the impact of Hurricane Harvey. Operating expenses increased compared to 2017 primarily due to system expansions, higher activity levels and the inclusion of the Permian Acquisition for nine months in 2018 as compared with seven months in 2017. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense was flat as higher depreciation related to our growth investments was offset by lower depreciation for our North Texas system, lower scheduled amortization of Badlands intangibles and lower depreciation on our inland marine barge business sold in the second quarter of 2018. In 2017, we recorded a partial impairment of property, plant and equipment in our North Texas system.

General and administrative expense increased primarily due to higher compensation and benefits and higher outside professional services.

Other operating (income) expense in 2018 was comprised primarily of the estimated loss on our refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland, that were held for sale as of September 30, 2018, partially offset by the gain on sale of our inland marine barge business. In 2017, other operating (income) expense included the loss on sale of our 100% ownership interest in the Venice Gathering System.

Lower interest expense, net, in 2018 was primarily due to higher non-cash interest income related to a decrease in the mandatorily redeemable preferred interests liability and higher capitalized interest related to our major growth investments. These factors more than offset the impact of higher average outstanding borrowings during 2018. The mandatorily redeemable preferred interests liability is revalued quarterly at the estimated redemption value as of the reporting date, and the decrease in 2018 of its estimated redemption value is primarily attributable to the February 2018 amendments to the agreements governing the WestTX and WestOK joint ventures.

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

During 2018, we recorded expense of $12.1 million resulting from the change in the fair value of contingent considerations, substantially all of which was due to the increase in fair value as of September 30, 2018 of the Permian Acquisition contingent consideration liability described above. During 2017, we recorded income of $125.6 million resulting from a decrease in the fair value of the Permian Acquisition contingent consideration liability from the acquisition date to September 30, 2017.

We recorded an income tax benefit in 2017 primarily due to a Texas Margin Tax refund.

Net income attributable to noncontrolling interests was higher in 2018 due to increased earnings at our Carnero joint venture and Cedar Bayou Fractionators.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Consolidated Operating Margin
	(In millions)
Three Months Ended:
September 30, 2018	$255.3	$173.5	$(20.8)	$—	$408.0
September 30, 2017	198.3	115.9	(1.0)	—	313.2

Nine Months Ended:
September 30, 2018	$718.4	$441.7	$(42.2)	$—	$1,117.9
September 30, 2017	549.3	358.5	3.9	—	911.7

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Gross margin	$373.7	$289.7	$84.0	29%	$1,046.3	$817.1	$229.2	28%
Operating expenses	118.4	91.4	27.0	30%	327.9	267.8	60.1	22%
Operating margin	$255.3	$198.3	$57.0	29%	$718.4	$549.3	$169.1	31%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,161.7	932.1	229.6	25%	1,100.8	864.9	235.9	27%
Permian Delaware (4)	470.5	403.9	66.6	16%	432.5	373.6	58.9	16%
Total Permian	1,632.2	1,336.0	296.2		1,533.3	1,238.5	294.8

SouthTX	364.1	330.1	34.0	10%	397.8	242.1	155.7	64%
North Texas	247.6	261.8	(14.2)	(5%)	243.0	273.7	(30.7)	(11%)
SouthOK	568.2	515.2	53.0	10%	549.4	478.5	70.9	15%
WestOK	353.9	367.1	(13.2)	(4%)	350.8	382.5	(31.7)	(8%)
Total Central	1,533.8	1,474.2	59.6		1,541.0	1,376.8	164.2

Badlands (5)	90.5	60.9	29.6	49%	83.3	53.1	30.2	57%
Total Field	3,256.5	2,871.1	385.4		3,157.6	2,668.4	489.2

Coastal	783.3	750.5	32.8	4%	724.5	750.1	(25.6)	(3%)

Total	4,039.8	3,621.6	418.2	12%	3,882.1	3,418.5	463.6	14%
NGL production, MBbl/d (3)
Permian Midland (4)	152.2	122.8	29.4	24%	148.0	111.8	36.2	32%
Permian Delaware (4)	58.9	46.3	12.6	27%	51.6	42.4	9.2	22%
Total Permian	211.1	169.1	42.0		199.6	154.2	45.4

SouthTX	49.0	35.4	13.6	38%	52.5	25.2	27.3	108%
North Texas	29.6	29.3	0.3	1%	28.1	30.8	(2.7)	(9%)
SouthOK	61.2	42.7	18.5	43%	53.8	40.7	13.1	32%
WestOK	20.7	20.7	-	-	19.9	22.3	(2.4)	(11%)
Total Central	160.5	128.1	32.4		154.3	119.0	35.3

Badlands	10.5	9.0	1.5	17%	10.5	7.4	3.1	42%
Total Field	382.1	306.2	75.9		364.4	280.6	83.8

Coastal	47.3	40.0	7.3	18%	42.8	38.2	4.6	12%

Total	429.4	346.2	83.2	24%	407.2	318.8	88.4	28%
Crude oil gathered, Badlands, MBbl/d	161.7	108.7	53.0	49%	139.9	111.6	28.3	25%
Crude oil gathered, Permian, MBbl/d (4)	75.1	35.7	39.4	110%	63.8	24.6	39.2	159%
Natural gas sales, BBtu/d (3)	1,817.6	1,738.5	79.1	5%	1,821.1	1,647.8	173.3	11%
NGL sales, MBbl/d	329.6	244.4	85.2	35%	311.3	240.4	70.9	29%
Condensate sales, MBbl/d	12.6	11.4	1.2	11%	12.8	11.4	1.4	12%
Average realized prices (6):
Natural gas, $/MMBtu	1.93	2.58	(0.66)	(26%)	2.03	2.71	(0.68)	(25%)
NGL, $/gal	0.75	0.56	0.19	34%	0.67	0.51	0.16	31%
Condensate, $/Bbl	58.31	42.69	15.62	37%	58.49	43.42	15.07	35%

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The increase in gross margin was primarily due to higher Permian, Central and Badlands volumes and higher NGL and condensate prices, partially offset by lower natural gas prices. The increase in Field Gathering and Processing inlet volumes included both areas in the Permian region, SouthTX, SouthOK and Badlands, partially offset by decreases at WestOK and North Texas. NGL sales and natural gas sales increased primarily due to higher Field Gathering and Processing inlet volumes and increased NGL production, including additional ethane recoveries. Prior year NGL sales were unfavorably impacted by temporary operational issues related to Hurricane Harvey in the third quarter of 2017. Coastal Gathering and Processing gross margin increased due to higher inlet volumes, richer gas, increased recoveries and higher NGL prices. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to production from new wells and system expansions. Total crude oil gathered volumes increased in the Permian region due to production from new wells.

Operating expenses in the Permian region increased primarily as a result of higher compensation, contract labor, and other costs associated with plant expansions.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The increase in gross margin was primarily due to higher Permian volumes including those associated with the Permian Acquisition in March 2017, higher Central and Badlands volumes and higher NGL and condensate prices, partially offset by lower natural gas prices. The overall increase in Field Gathering and Processing inlet volumes included both areas of the Permian region, SouthTX, SouthOK and Badlands, partially offset by decreases at WestOK and North Texas. NGL sales and natural gas sales increased primarily due to higher Field Gathering and Processing inlet volumes and increased NGL production, including additional ethane recoveries. Prior year NGL sales were unfavorably impacted by temporary operational issues related to Hurricane Harvey in the third quarter of 2017. Coastal Gathering and Processing gross margin increased due to richer gas, increased recoveries and higher NGL prices. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to production from new wells and system expansions. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition and production from new wells and system expansions.

Operating expenses in the Permian region increased primarily as a result of higher compensation, contract labor, and other costs associated with plant expansions as well as the inclusion of the March 2017 Permian Acquisition for the full period of 2018.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended September 30, 2018
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland	1,466.9	Varies (4)	1,161.7	1,161.7
Permian Delaware	470.5	100%	470.5	470.5
Total Permian	1,937.4		1,632.2	1,632.2

SouthTX	364.1	Varies (5)	272.1	364.1
North Texas	247.6	100%	247.6	247.6
SouthOK	568.2	Varies (6)	454.6	568.2
WestOK	353.9	100%	353.9	353.9
Total Central	1,533.8		1,328.2	1,533.8

Badlands (7)	90.5	100%	90.5	90.5
Total Field	3,561.7		3,050.9	3,256.5

NGL production, MBbl/d (2)
Permian Midland	193.3	Varies (4)	152.2	152.2
Permian Delaware	58.9	100%	58.9	58.9
Total Permian	252.2		211.1	211.1

SouthTX	49.0	Varies (5)	35.5	49.0
North Texas	29.6	100%	29.6	29.6
SouthOK	61.2	Varies (6)	48.3	61.2
WestOK	20.7	100%	20.7	20.7
Total Central	160.5		134.1	160.5

Badlands	10.5	100%	10.5	10.5
Total Field	423.2		355.7	382.1

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)

Permian Midland includes operations in WestTX, of which we own 73%, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(5)

SouthTX includes the Raptor Plant and Silver Oak II Plant, both of which we own a 50% interest through the Carnero Joint Venture.The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(6)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended September 30, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland (4)	1,159.1	Varies (5)	932.1	932.1
Permian Delaware (4)	403.9	100%	403.9	403.9
Total Permian	1,563.0		1,336.0	1,336.0

SouthTX	330.1	Varies (6)	260.0	330.1
North Texas	261.8	100%	261.8	261.8
SouthOK	515.2	Varies (7)	412.1	515.2
WestOK	367.1	100%	367.1	367.1
Total Central	1,474.2		1,301.0	1,474.2

Badlands (8)	60.9	100%	60.9	60.9
Total Field	3,098.1		2,697.9	2,871.1

Gross NGL production, MBbl/d (2)
Permian Midland (4)	154.2	Varies (5)	122.8	122.8
Permian Delaware (4)	46.3	100%	46.3	46.3
Total Permian	200.5		169.1	169.1

SouthTX	35.4	Varies (6)	28.6	35.4
North Texas	29.3	100%	29.3	29.3
SouthOK	42.7	Varies (7)	34.6	42.7
WestOK	20.7	100%	20.7	20.7
Total Central	128.1		113.2	128.1

Badlands	9.0	100%	9.0	9.0
Total Field	337.6		291.3	306.2

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
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

(6)

SouthTX includes the Raptor Plant, which began operations in the second quarter of 2017, of which we own a 50% interest through the Carnero Joint Venture. SouthTX also includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we owned a 100% interest until it was contributed to the Carnero Joint Venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$249.4	$180.0	$69.4	39%	$653.1	$553.3	$99.8	18%
Operating expenses	75.9	64.1	11.8	18%	211.4	194.8	16.6	9%
Operating margin	$173.5	$115.9	$57.6	50%	$441.7	$358.5	$83.2	23%
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	454.5	329.3	125.2	38%	419.0	324.3	94.7	29%
LSNG treating volumes (2)	36.3	27.2	9.1	33%	33.4	31.6	1.9	6%
Benzene treating volumes (2)	—	16.1	(16.1)	(100%)	4.4	20.5	(16.2)	(79%)
Export volumes (4)	208.2	154.5	53.6	35%	200.2	175.5	24.6	14%
NGL sales	555.7	463.4	92.3	20%	526.7	468.1	58.6	13%
Average realized prices:
NGL realized price, $/gal	$0.88	$0.67	$0.21	31%	$0.80	$0.64	$0.16	25%

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Logistics and Marketing gross margin increased primarily due to higher fractionation margin and higher LPG export margin. Fractionation margin increased due to higher supply volume and higher fees, partially offset by lower system product gains.  Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). LPG export margin increased primarily due to higher volumes. Prior year fractionation supply volume and LPG export volumes were unfavorably impacted by temporary operational issues related to Hurricane Harvey. Other contributors to gross margin included higher treating margin, higher marketing gains and higher terminal and storage throughput.

Operating expenses increased due to higher fuel and power costs that are largely passed through, higher compensation and benefits and higher ad valorem taxes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Logistics and Marketing gross margin increased primarily due to higher fractionation margin. Fractionation margin increased due to higher supply volume. Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). Prior year fractionation supply volume was unfavorably impacted by temporary operational issues related to Hurricane Harvey. Other contributors to gross margin included higher marketing gains, higher terminal and storage throughput and higher domestic marketing margin.

Operating expenses increased due to higher compensation and benefits, higher fuel and power costs that are largely passed through and higher ad valorem taxes, partially offset by lower maintenance.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$(20.8)	$(1.0)	$(19.8)	$(42.2)	$3.9	$(46.1)
Operating margin	$(20.8)	$(1.0)	$(19.8)	$(42.2)	$3.9	$(46.1)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	15.7	$0.82	$12.9	17.3	$0.23	$4.0
NGL (MMgal)	99.0	(0.27)	(26.4)	74.8	(0.09)	(6.7)
Crude oil (MBbl)	0.5	(15.81)	(8.1)	0.4	6.29	2.3
Non-hedge accounting (2)			0.8			(0.6)
Ineffectiveness (3)			—			—
			$(20.8)			$(1.0)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	48.6	$0.74	$35.8	43.3	$0.15	$6.6
NGL (MMgal)	286.3	(0.17)	(49.7)	177.5	(0.04)	(7.7)
Crude oil (MBbl)	1.5	(13.10)	(20.0)	0.9	6.29	5.8
Non-hedge accounting (2)			(8.3)			(0.9)
Ineffectiveness (3)			—			0.1
			$(42.2)			$3.9

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)

Effective upon the adoption of ASU 2017-12 on January 1, 2018, we are no longer required to recognize ineffectiveness through operating margin. Prior to our adoption of ASU 2017-12, ineffectiveness primarily related to certain crude hedging contracts and certain acquired hedges of Targa Pipeline Partners, L.P. (“TPL”) that did not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.4 million and $6.3 million for the three and nine months ended September 30, 2017. The final settlement was received in December 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of September 30, 2018, we had $187.5 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver and the Securitization Facility, and access to debt markets. We may supplement these sources of liquidity with joint venture arrangements and proceeds from potential asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity as of November 5, 2018 was:

		November 5, 2018
		(In millions)
Cash on hand		$319.0
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		350.0
		2,869.0

Less:	Outstanding borrowings under the TRP Revolver	(180.0)
	Outstanding borrowings under the Securitization Facility	(350.0)
	Outstanding letters of credit under the TRP Revolver	(78.4)
	Total liquidity	$2,260.6

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of September 30, 2018 decreased $530.9 million compared to December 31, 2017. Our working capital, exclusive of current debt obligations, and reclassifications from other long term liabilities and held for sale assets, decreased $413.3 million from December 31, 2017 to September 30, 2018. The major items contributing to this decrease in working capital were increases in accounts payable and accruals especially those related to our Grand Prix and Train 6 projects, a reduction in inventories primarily attributable to a decrease in volumes in storage, partially offset by an increase in prices, and a decrease in our net risk management position due to changes in forward prices of commodities, partially offset by higher cash balances. Working capital as of September 30, 2018 was also impacted by a $329.0 million decrease primarily due to the reclassification of the May 2019 estimated contingent consideration payment from noncurrent liabilities, a $151.4 million increase due to the reclassification of held for sale assets relating to the Targa Sound and Baltimore terminals from long-term assets, and a $60.0 million increase due to lower borrowings under our Securitization Facility.

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

Long-term Financing

In February 2018, we formed three DevCo JVs with Stonepeak, which committed a maximum of approximately $960 million of capital to the DevCo JVs. For the nine months ended September 30, 2018, total contributions from Stonepeak were $448.8 million, which are included in noncontrolling interests.

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

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of September 30, 2018, we did not have any interest rate hedges.

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

Compliance with Debt Covenants

As of September 30, 2018, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2018	2017	2018 vs. 2017
(In millions)
$943.5	$463.2	$480.3

The primary drivers of cash flows from operating activities are (i) the collection of cash from customers from the sale of NGLs, natural gas and other petroleum commodities, as well as fees for gas processing, crude gathering, export, fractionation, terminaling, storage and transportation, (ii) the payment of amounts related to the purchases of NGLs and natural gas, (iii) changes in payables and accruals related to major growth projects; and (iv) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

Net cash provided by operations increased from 2017 to 2018 primarily due to the impact of higher commodity prices and volumes, higher capitalized interest, increases in distributions from unconsolidated affiliates and lower acquisition costs, offset by increases in payments for operating expenses. The increase in commodity prices and volumes resulted in higher cash collections from customers, partially offset by higher product purchases and an increase in cash payments related to our derivative contracts. Higher capitalized interest resulted in lower interest payments included in operating cash flow. Increases in earnings from unconsolidated affiliates contributed to higher distributions. Increases in payments for operating expenses were mainly due to system expansions and higher activity levels.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2018	2017	2018 vs. 2017
(In millions)
$(2,192.8)	$(1,457.5)	$(735.3)

Cash used in investing activities increased in 2018 compared to 2017, primarily due to increased outlays for property, plant and equipment and contributions to unconsolidated affiliates, partially offset by lower outlays for business acquisitions and higher proceeds from the sale of assets.

Our capital expenditures for property, plant and equipment increased $1,167.0 million in 2018 primarily related to a large number of capital projects, and our contributions to unconsolidated affiliates increased $216.2 million primarily due to the construction activities of GCX and LM4.

We have made no cash payment for business acquisitions in 2018, whereas in 2017 we paid $570.8 million for the initial cash portion of the Permian Acquisition. In 2018, we received proceeds of $69.3 million from the sale of our inland marine barge business.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2018	2017
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$904.2	$(4.6)
Contributions from noncontrolling interests	611.6	93.8
Contributions from TRC and General Partner	540.0	1,620.0
Distributions	(692.1)	(633.1)
Other	(51.6)	(45.9)
Net cash provided by (used in) financing activities	$1,312.1	$1,030.2

In 2018, we realized a net source of cash from financing activities primarily due to a net increase of debt outstanding and contributions from noncontrolling interests and TRC, partially offset by payments of distributions to TRC. The issuance of 5⅞% Senior Notes due 2026, partially offset by repayments of outstanding borrowings under TRP Revolver contributed to the net increase of debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

In 2017, we realized a net source of cash from financing activities, primarily due to contributions from TRC, partially offset by payments of distributions to TRC, repayments of the TRP Revolver and redemption of our 6⅜% Senior Notes. In September 2017, we sold a 25% interest in the Grand Prix Joint Venture and receive a total of $75.0 million in contributions from Blackstone.

Distributions

TRC is entitled to receive all available Partnership distributions after payments of preferred distributions each quarter.

The following table details the distributions declared and/or paid by us during the nine months ended September 30, 2018.

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2018	November 13, 2018	$237.6	$234.8
June 30, 2018	August 13, 2018	234.0	231.2
March 31, 2018	May 11, 2018	229.7	226.9
December 31, 2017	February 12, 2018	228.5	225.7

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of September 30, 2018, we have 5,000,000 Preferred Units outstanding. For the nine months ended September 30, 2018, $8.4 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for September, which were paid subsequently on October 15, 2018.

In October 2018, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on November 15, 2018.

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

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Capital requirements:
Consideration for business acquisition	$—	$987.1
Contingent consideration (1)	—	(416.3)
Cash outlay for business acquisition, net of cash acquired	—	570.8

Growth (2)	2,230.0	914.6
Maintenance (2)	80.4	73.1
Gross capital expenditures	2,310.4	987.7
Transfers of capital expenditures to investment in unconsolidated affiliates	16.0	—
Transfers from materials and supplies inventory to property, plant and equipment	(8.9)	(2.8)
Change in capital project payables and accruals	(283.9)	(118.3)
Cash outlays for capital projects	2,033.6	866.6

Total capital outlays	$2,033.6	$1,437.4

(1)	See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date.
(2)

Growth capital expenditures, net of contributions from noncontrolling interests, were $1,890.8 million and $889.3 million for the nine months ended September 30, 2018 and 2017. Maintenance capital expenditures, net of contributions from noncontrolling interests, were $78.8 million and $71.9 million for the nine months ended September 30, 2018 and 2017.

We currently estimate that in 2018 we will invest at least $2,400 million in net growth capital expenditures (exclusive of outlays for business acquisitions) and contributions to investments in unconsolidated affiliates for announced projects. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future growth capital expenditures may vary significantly based on investment opportunities. We expect that 2018 net maintenance capital expenditures will be approximately $110 million.

Total growth capital expenditures increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to spending related to Grand Prix, additional processing plants and associated infrastructure in the Permian Basin, SouthOK and Badlands, and construction of Train 6 and other growth projects. Total maintenance capital expenditures increased for 2018 as compared to 2017, primarily due to our increased asset base and additional infrastructure.

Off-Balance Sheet Arrangements

As of September 30, 2018, there were $54.7 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2018, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

To analyze the risk associated with our derivative instruments, we utilize a sensitivity analysis. The analysis measures the change in fair value of our derivative instruments based on a hypothetical 10% change in the underlying commodity prices, but does not reflect the impact that the same hypothetical price movement would have on the related hedged items. The financial statement impact on the fair value of a derivative instrument resulting from a change in commodity price would normally be offset by a corresponding gain or loss on the hedged item under hedge accounting. The fair value of our derivative instruments are also influenced by changes in market volatility for option contracts and the discount rates used to determine the present values.

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2018:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$47.5	$65.5	$29.4
NGLs	(185.5)	(115.0)	(256.0)
Crude oil	(37.8)	(20.4)	(55.1)
Total	$(175.8)	$(69.9)	$(281.7)

The table above contains all derivative instruments currently outstanding for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(24.9) million and $(3.6) million during the three months ended September 30, 2018 and 2017, and $(73.6) million and $(4.9) million during the nine months ended September 30, 2018 and 2017, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $38.2 million at December 31, 2017 to a net liability position of $175.8 million at September 30, 2018. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of September 30, 2018, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2018, we had $290.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $2.9 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $68.0 million as of September 30, 2018. Our potential loss attributable to an individual counterparty is $4.9 million as of September 30, 2018.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of September 30, 2018, our operating income would decrease by $10.4 million in the year of the assessment.

During the three and nine months ended September 30, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 17% and 16% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the three and nine months ended September 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

4.2

Supplemental Indenture dated July 24, 2018 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

4.3

Supplemental Indenture dated July 24, 2018 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

4.4

Supplemental Indenture dated July 24, 2018 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

4.5

Supplemental Indenture dated July 24, 2018 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

4.6

Supplemental Indenture dated July 24, 2018 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

Number	Description

4.7

Supplemental Indenture dated July 24, 2018 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

4.8

Supplemental Indenture dated July 24, 2018 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 001-33303)).

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

Targa Resources Partners LP

	By:	Targa Resources GP LLC,
its general partner

Date: November 8, 2018	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)