Form 10-K
period 2018-12-31
Targa Resources Partners LP
filed 2019-03-01
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33303

TARGA RESOURCES PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	65-1295427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Louisiana Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 584-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 21, 2019, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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
•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and natural gas liquid supplies to our transportation and logistics and marketing facilities and our success in connecting our facilities to transportation services and markets;

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
•

the risks described elsewhere in “Item 1A. Risk Factors” in this Annual Report and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

On February 17, 2016, TRC completed the previously announced transactions contemplated by the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”), by and among us, Targa Resources GP LLC (our “general partner”), TRC and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”) pursuant to which TRC acquired indirectly all of our outstanding common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub merged with and into TRP (the “TRC/TRP Merger”), with TRP continuing as the surviving entity and as a subsidiary of TRC. As a result of the TRC/TRP Merger, TRC owns all of our outstanding common units.

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

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing, terminaling and selling crude oil; and
•	storing, terminaling and selling refined petroleum products.

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK plays) and South Central Kansas; the Williston Basin in North Dakota; and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Marketing segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as storing, fractionating, terminaling, transporting and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing segment also includes the Grand Prix Pipeline (“Grand Prix”), as well as our equity interest in the Gulf Coast Express Pipeline (“GCX”), which are both currently under construction and expected to begin operations during 2019. Grand Prix, once operational, will integrate our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas. The associated assets, including these pipeline projects, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipeline projects and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Acquisitions and Organic Growth Projects

Our midstream natural gas and NGL services footprint was initially established through several acquisitions from Targa, totaling $3.1 billion, that occurred from 2007 through 2010. Since the completion of the final acquisitions from Targa in 2010, we have expanded our midstream natural gas and NGL services footprint substantially. The expansion of our business has been fueled by a combination of third-party acquisitions and major organic growth investments in our businesses. Third-party acquisitions included our 2012 acquisition of Saddle Butte Pipeline LLC’s crude oil pipeline and terminal system and natural gas gathering and processing operations in North Dakota (referred to by us as “Badlands”), our 2015 acquisition of Atlas Pipeline Partners L.P. (“APL,” renamed by us as Targa Pipeline Partners LP or “TPL”), and our 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin (referred to by us as the “Permian Acquisition”). As a result of these transactions, we acquired natural gas gathering, processing and treating assets in West Texas, South Texas, North Texas, Oklahoma, North Dakota, New Mexico and the Louisiana Gulf Coast, crude oil gathering and terminal assets in North Dakota and West Texas, and NGL assets consisting of fractionation, transport, storage and terminaling facilities, low sulfur natural gas treating facilities (“LSNG”), pipeline transportation and distribution assets, propane storage and truck terminals primarily located near Houston, Texas and in Lake Charles, Louisiana.

We also continue to invest significant capital in our businesses and in Grand Prix, which connects many of our gathering and processing operations to our Downstream Business. We invested approximately $3.2 billion in growth capital expenditures in 2018. We expect to continue to invest in both large and small organic growth projects in 2019 and currently estimate that we will invest at least $2.3 billion in organic growth capital expenditures for announced projects in 2019.

The map below highlights our more significant assets:

LEGEND
GAS GATHERING LINES
CRUDE GATHERING LINES
NGL LINES
GRAND PRIX NGL PIPELINE (IN PROGRESS)
GCX PIPELINE (IN PROGRESS)
DELAWARE RICH GAS LINES (IN PROGRESS)
LOGISTICS ASSETS
MARKETING & DISTRIBUTION
HEADQUARTERS
COMMERCIAL OFFICE
FRACTIONATORS
FRACTIONATORS (IN PROGRESS)
FRACTIONATORS w/GAS PLANT
GAS PLANT
GAS PLANT (IN PROGRESS)
CRUDE TERMINAL
BADLANDS
NORTH DAKOTA
Bakken Shale
KANSAS
Mississippi Lime
WESTOK
STACK
Granite Wash
Woodford
OKLAHOMA
NEW MEXICO
Woodford-Caney
SCOOP
SOUTHOK
ARKANSAS
Versado
Bend
NORTH TEXAS
Bone Spring & Delaware
Avalon-Bone Spring
PERMIAN
Cline
Wolfberry
Barnett
Haynesville-Bossier
MISSISSIPPI
LOUISIANA
Tuscaloosa
Lower Wilcox
Austin Chalk
Sand Hills
WestTX
SAOU
TEXAS
SOUTHTX
Eagle Ford

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have announced the construction of additional processing plants that further expand the gathering and processing footprint of our Permian Midland systems. These plants were announced in, or completed in, 2018:

•

In February 2018, we announced plans to construct two new cryogenic natural gas processing plants, each with a processing capacity of 250 MMcf/d. The first plant, known as the Hopson Plant, is expected to begin operations early in the second quarter of 2019. The second plant, known as the Pembrook Plant, is expected to begin operations late in the second quarter of 2019.

•	In May 2017, we announced plans to build a 200 MMcf/d cryogenic natural gas processing plant, known as the Johnson Plant, which began operations in September 2018.
•	In November 2016, we announced plans to build the 200 MMcf/d cryogenic natural gas processing plant, known as the Joyce Plant, which began operations in March 2018.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. The agreements are underpinned by the customer's dedication of significant acreage within a large, well-defined area in the Delaware Basin. We are constructing approximately 220 miles of 12- to 24-inch high-pressure rich gas gathering pipelines across the Delaware Basin and a new 250 MMcf/d cryogenic natural gas processing plant (the “Falcon Plant”) in the Delaware Basin that is expected to begin operations in the fourth quarter of 2019. We have also commenced acquiring long lead time items and have begun site preparation for a second 250 MMcf/d cryogenic natural gas processing plant (the “Peregrine Plant”) in the Delaware Basin that is expected to begin operations in the second quarter of 2020.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants. Total growth capital expenditures related to the plants and high-pressure pipeline system are expected to be approximately $500 million.

In May 2017, we announced plans to build a new plant and further expand the gathering footprint of our Permian Delaware systems. This project included a new 250 MMcf/d cryogenic processing plant, known as the Wildcat Plant, which began operations in May 2018. In addition, a 60 MMcf/d cryogenic processing plant, known as the Oahu Plant, was placed into service in April 2018.

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP under which Targa will construct and operate a new 200 MMcf/d natural gas processing plant (the “LM4 Plant”) at Targa’s existing Little Missouri facility. The LM4 Plant is anticipated to be completed in the second quarter of 2019.

SouthOK Expansion

In May 2017, we acquired a 150 MMcf/d natural gas processing plant (the “Flag City Plant”) located in Jackson County, Texas, from subsidiaries of Boardwalk Midstream LLC. In December 2017, ownership of the Flag City Plant assets was transferred to Centrahoma Processing, LLC, a joint venture that we operate (“Centrahoma” or the “Centrahoma Joint Venture”), and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MPLX LP (“MPLX”). The former Flag City Plant assets have been relocated to, and installed in, Hughes County, Oklahoma, as a new 150 MMcf/d cryogenic natural gas processing plant (the “Hickory Hills Plant”). The Hickory Hills Plant processes natural gas production from the Arkoma Woodford Basin and began operations in December 2018. In October 2018, Targa contributed the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma to Centrahoma. In conjunction with Targa’s contribution of both the Hickory Hills and Tupelo plant assets, MPLX made cash contributions to Centrahoma in order to maintain its 40% ownership interest in the expanded operations.

Eagle Ford Shale Natural Gas Gathering and Processing Joint Venture

In May 2018, Sanchez Midstream Partners LP (“Sanchez Midstream”) and we merged our respective 50% interests in the Carnero gathering and Carnero processing joint ventures, which own the high-pressure Carnero gathering line and Raptor natural gas processing plant, to form an expanded 50/50 joint venture in South Texas (the “Carnero Joint Venture”) that we operate. In connection with the joint venture merger transactions, the Carnero Joint Venture acquired our 200 MMcf/d Silver Oak II natural gas processing plant located in Bee County, Texas, which increased the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d. Additional enhancements to the prior joint ventures included dedication of over 315,000 additional gross acres in the Western Eagle Ford, operated by Sanchez Energy Corporation (“Sanchez Energy” or “SN”), under a new long-term firm gas gathering and processing agreement. Including the initial dedication of  approximately 105,000 gross acres (the “Catarina acreage”), the joint venture now has over 420,000 gross acres under a long-term dedication.

Downstream Segment Expansion

Grand Prix NGL Pipeline

In May 2017, we announced plans to construct a new common carrier NGL pipeline. The pipeline will transport NGLs from the Permian Basin and North Texas to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third-party customer volume commitments, and is expected to be fully in service in the third quarter of 2019.

In September 2017, we sold a 25% interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the "Grand Prix Joint Venture"), which owns the portion of Grand Prix extending from the Permian Basin to Mont Belvieu, Texas, to funds managed by Blackstone Energy Partners (“Blackstone”). We are the operator and construction manager of Grand Prix.

Concurrent with the sale of the minority interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC ("EagleClaw"), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement whereby EagleClaw dedicated and committed significant NGLs associated with EagleClaw's natural gas volumes produced or processed in the Delaware Basin.

Grand Prix NGL Pipeline Extension into Oklahoma

In March 2018, we announced an extension of Grand Prix into southern Oklahoma. The pipeline expansion is supported by long-term commitments of NGLs for both transportation and fractionation from our existing and future processing plants in the Arkoma area in our SouthOK system and from third-party commitments, including a long-term commitment of NGLs for transportation and fractionation with Valiant Midstream, LLC. The extension of Grand Prix into southern Oklahoma is not part of the Grand Prix Joint Venture.

The capacity of the 24-inch diameter pipeline segment from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d. The pipeline segment from the Permian Basin will be connected to a 30-inch diameter pipeline segment in North Texas where Permian, North Texas and Oklahoma volumes will be connected to Mont Belvieu, and will have capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d. The capacity from Oklahoma to North Texas will vary based on telescoping pipe size.

In February 2019, we announced an extension of Grand Prix from southern Oklahoma to the STACK region of Central Oklahoma where it will connect with Williams’ new Bluestem Pipeline and link the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. Williams will also have an initial option to purchase a 20% equity interest in one of our recently announced fractionation trains (Train 7 or Train 8) in Mont Belvieu. This Grand Prix extension is expected to be completed in the first quarter of 2021.

Grand Prix volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in the Blackstone and Grand Prix DevCo (as defined below) joint venture arrangements, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

Total growth capital spending on Grand Prix, including the extensions into Oklahoma, is now estimated to be approximately $1.9 billion, with our portion of growth capital spending estimated to be approximately $1.3 billion.

Fractionation Expansion

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 6”), which is expected to begin operations in the second quarter of 2019. The total cost of the fractionation train and related infrastructure is expected to be approximately $350 million.

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7 and Train 8”), which are expected to begin operations in the first quarter of 2020 and second quarter of 2020, respectively. The total cost of these fractionation trains and related infrastructure is expected to be approximately $825 million.

LPG Export Expansion

In February 2019, we announced plans to further expand our LPG export capabilities of propane and butanes at our Galena Park Marine Terminal by increasing refrigeration capacity and load rates. Our current effective export capacity of 7 MMBbl per month will increase to approximately 11 to 15 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The total cost of the expansion and related infrastructure is expected to be approximately $120 million and is expected to be completed in the third quarter of 2020.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of the Gulf Coast Express Pipeline, a natural gas pipeline from the Waha hub, including direct connections to the tailgate of many of our Midland Basin processing facilities, to Agua Dulce in South

Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each own a 25% interest and KMTP owns a 35% interest in GCX. In December 2018, Altus Midstream Company exercised their option to purchase the remaining 15% interest, which was originally held by KMTP. KMTP will serve as the construction manager and operator of GCX. We have committed significant volumes to GCX. In addition, Pioneer Natural Resources Company (“Pioneer”), a joint owner in our WestTX Permian Basin assets, has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019, pending regulatory approvals.

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

For a four-year period beginning on the earlier of the date that all three projects have commenced commercial operations or January 1, 2020, we have the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. We may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests would be based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs.

Channelview Splitter

On December 27, 2015, we and Noble Americas Corp., then an affiliate of Noble Group Ltd., entered into a long-term, fee-based agreement (the “Splitter Agreement”) under which we would build and operate a 35,000 Bbl/d crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (the “Channelview Splitter”). In January 2018, Vitol US Holding Co. (“Vitol”) acquired Noble Americas Corp. In December 2018, Vitol elected to terminate the Splitter Agreement.

The Channelview Splitter is currently in the process of start-up and commissioning and has an estimated total cost of approximately $160 million. The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, distillate, gas oil, kerosene/jet fuel and liquefied petroleum gas and will provide segregated storage for the crude and condensate and each of their components. We are working on third-party contracts and commercialization of the Channelview Splitter.

Asset Sales and Divestitures

During the second quarter of 2018, we sold our inland marine barge business to a third party for approximately $69 million. We continue to own and operate two ocean-going barges.

During the third quarter of 2018, we executed agreements to sell our refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland, to a third party for approximately $165 million. The sale closed in the fourth quarter of 2018 and the proceeds were used to repay debt and to fund a portion of our growth capital program.

In February 2019, we entered into definitive agreements to sell a 45% interest in Targa Badlands LLC, the entity that holds all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities for $1.6 billion. We will continue to be the operator of Targa Badlands LLC and will hold majority governance rights. Future growth capital is expected to be funded on a pro rata basis. Targa Badlands LLC will pay a minimum quarterly distribution to Blackstone and to Targa based on their initial investments, and Blackstone’s capital contributions will have a liquidation preference upon a sale of Targa Badlands LLC. We expect to use the net cash proceeds to pay down debt and for general corporate purposes, including funding our growth capital program. The transaction is expected to close in the second quarter of 2019 and is subject to customary regulatory approvals and closing conditions.

Financing Activities

In April 2018, we issued $1.0 billion aggregate principal amount of 5⅞% senior notes due 2026 (the “5⅞% Senior Notes due 2026”). We used the net proceeds of $991.9 million after costs from this offering to repay borrowings under our credit facilities and for general partnership purposes.

On October 29, 2018, Standard & Poor’s Corporation (“S&P”) raised Targa’s corporate credit rating and our issue-level rating on senior unsecured notes to 'BB' from 'BB-', and raised the outlook to positive from stable.

On December 7, 2018, we amended and extended our accounts receivable securitization facility (the “Securitization Facility”) to increase the facility size from $350.0 million to $400.0 million with a termination date of December 6, 2019.

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,488.8 million. The net proceeds from the offerings were used to redeem in full our outstanding senior notes due 2019 and the remainder is expected to be used for general partnership purposes, which may include repaying borrowings under our credit facilities or other indebtedness, funding growth investments and acquisitions, and working capital.

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

The TRP Revolver bears interest, at our option, either at the base rate or the Eurodollar rate. The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin (a) before the collateral release date, ranging from 0.25% to 1.25% dependent on our ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA and (b) upon and after the collateral release date, ranging from 0.125% to 0.75% dependent on our non-credit-enhanced senior unsecured long-term debt ratings. The Eurodollar rate is equal to LIBOR rate plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on our ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on our non-credit-enhanced senior unsecured long-term debt ratings. The TRP Revolver also provides for the release of collateral and a concurrent reduction in loan and commitment fee margins should we achieve certain credit ratings.

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

Organization Structure

On October 19, 2016, we executed the Third Amended and Restated Agreement of Limited Partnership (the “Third A&R Partnership Agreement”), effective as of December 1, 2016. As a result of the TRC/TRP Merger, Targa owns all of the outstanding TRP common units. Targa also maintains a 2% general partner interest in us. In connection with the Third A&R Partnership Agreement, TRP issued to our general partner: (i) 20,380,286 common units and 424,590 General Partner units in exchange for the cancellation of the IDRs and (ii) 11,267,485 common units and 234,739 General Partner units in exchange for cancellation of the Special GP Interest. The Partnership Agreement with us governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

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

We do not have any employees to carry out our operations. Targa charges us for all the direct costs of the employees assigned to our operations, as well as all general and administrative support costs other than its direct support costs of being a separate reporting company and its cost of providing management and support services to certain unaffiliated spun-off entities. We generally reimburse Targa for cost allocations to the extent that they have required a current cash outlay by Targa. See “—Employees” for further information.

The diagram below shows our corporate structure as of February 21, 2019, which reflects the effect of the TRC/TRP Merger:

________________

(1)	Common shares outstanding as of February 21, 2019.

Growth Drivers

We believe that our near-term growth will be driven by organic projects being placed into service, as well as the level of producer activity in the basins where our gathering and processing infrastructure is located and the level of demand for services provided by our Downstream Business. We believe our assets are not easily duplicated and are located in many attractive and active areas of exploration and production activity and are near key markets and logistics centers. Over the longer term, we expect our growth will continue to be driven by the strong position of our quality assets which will benefit from production from shale plays and by the deployment of shale exploration and production technologies in both liquids-rich natural gas and crude oil resource plays that will also provide additional opportunities for our Downstream Business. We expect that organic growth and third-party acquisitions will continue to be a focus of our growth strategy.

Attractive Asset Positions

We believe that our positioning in some of the most attractive basins will allow us to capture increased natural gas supplies for gathering and processing, increased NGLs for transportation and fractionation and increased crude oil supplies for gathering and terminaling. Producers continue to focus drilling activity on their most attractive acreage, especially in the Permian Basin where we have a large and well positioned footprint, and are benefiting from increasing activity as rigs have been added in the basin in and around our systems.

The development of shale and unconventional resource plays has resulted in increasing NGL supplies that continue to generate demand for our fractionation services at the Mont Belvieu market hub and for LPG export services at our Galena Park Marine Terminal on the Houston Ship Channel. Since 2010, in response to increasing demand we added 278 MBbl/d of additional fractionation capacity with the additions of Cedar Bayou Fractionator (“CBF”) Trains 3, 4 and 5, and have additional capacity of 320 MBbl/d under construction. Trains 6, 7 and 8 are expected to begin operations in the second quarter of 2019, first quarter of 2020 and second quarter of 2020, respectively. We believe that the higher volumes of fractionated NGLs will also result in increased demand for other related fee-based services provided by our Downstream Business. Continued demand for fractionation capacity is expected to lead to other future growth opportunities.

As domestic producers have focused their drilling in crude oil and liquids-rich areas, new gas processing facilities are being built to accommodate liquids-rich gas, which results in an increasing supply of NGLs. As drilling in these areas continues, the supply of NGLs requiring transportation and fractionation to market hubs is expected to continue. As the supply of NGLs increases, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers. Grand Prix will transport volumes from the Permian Basin and our North Texas and southern Oklahoma systems to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas, further enhancing the integration of our gathering and processing assets with our Downstream Business.  Grand Prix positions us to offer an integrated midstream service across the NGL value chain to our customers by linking supply to key markets. Grand Prix is expected to be fully in service in the third quarter of 2019.

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

Organic growth and third-party acquisitions

While our growth through 2010 was primarily driven by the implementation of a focused drop down strategy, we have a demonstrated track record of completing organic growth and third-party acquisitions. Since 2010, we have executed on approximately $8.3 billion of growth capital projects and approximately $7.2 billion in third-party acquisitions. We expect to continue to grow both organically and through third-party acquisitions.

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

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather crude; gather, process and treat wellhead gas to meet pipeline standards; and extract, transport and fractionate NGLs for sale into petrochemical, industrial, commercial and export markets. We believe that our ability to offer these integrated services provides us with an advantage in competing for new supplies because we can provide substantially all of the services that producers, marketers and others require for moving natural gas, NGLs and crude oil from wellhead to market on a cost-effective basis. Both Grand Prix and GCX further enhance our position to offer an integrated midstream service across the natural gas and NGL value chain by linking supply to key markets. Additionally, we believe the barriers to enter the midstream sector on a scale similar to ours are reasonably high due to the high cost of replicating or acquiring assets in key strategic positions and the difficulty of developing the expertise necessary to operate them.

High quality and efficient assets

Our gathering and processing systems and logistics assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurement systems (essentially all electronic and electronically linked to a central data-base) and operations and maintenance management systems to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient, and reliable operation of our facilities. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $107 million per year over the last three years. We believe that our assets are well-maintained and anticipate that a similar level of maintenance capital expenditures will be sufficient for us to continue to operate our existing assets in a prudent, safe and cost-effective manner.

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

Financial flexibility

We have historically maintained sufficient liquidity and have funded our growth investments with a mix of equity and debt over time in order to manage our leverage ratio. Disciplined management of liquidity, leverage and commodity price volatility allow us to be flexible in our long-term growth strategy and enable us to pursue strategic acquisitions and large growth projects.

Experienced and long-term focused management team

Our current executive management team possesses breadth and depth of experience working in the midstream energy business. Most of our executive management team has been with us since the Partnership was formed in 2006, joined shortly thereafter or managed many of our businesses prior to acquisition by Targa. Other officers and key operational, commercial and financial employees have significant experience in the industry and with our assets and businesses.

Attractive cash flow characteristics

We believe that our strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. Our Gathering and Processing segment has a contract mix that is primarily percent-of-proceeds (whereby we receive an agreed upon percentage of the actual proceeds of specified commodities). However, our Gathering and Processing segment contract mix also has increasing components of fee-based margin driven by: (i) fees added to percent-of-proceeds contracts for natural gas treating and compression, (ii) new/amended contracts with a combination of percent-of-proceeds and fee-based components, and (iii) essentially fully fee-based crude oil gathering and gas gathering and processing in certain areas where fee-based contracts are prevalent such as the Williston Basin, South Oklahoma, South Texas and parts of the Permian Basin. Contracts in our Coastal Gathering and Processing segment are primarily hybrid contracts (percent-of-liquids with a fee floor) or percent-of-liquids contracts (whereby we receive an agreed upon percentage of the actual proceeds of the NGLs). Contracts in the Downstream Business are predominately fee-based (based on volumes and contracted rates), with a large take-or-pay component. Our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk by entering into financially settled derivative transactions. These transactions include swaps, futures, purchased puts (or floors) and costless collars. The primary purpose of our commodity risk management activities is to hedge our exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. We have intentionally tailored our hedges to approximate specific NGL products and to approximate our actual NGL and residue natural gas delivery points. Although the degree of hedging will vary, we intend to continue to manage some of our exposure to commodity prices by entering into similar hedge transactions. We also monitor and manage our inventory levels with a view to mitigate losses related to downward price exposure.

Asset base well-positioned for organic growth

We believe that our asset platform and strategic locations allow us to maintain and potentially grow our volumes and related cash flows as our supply areas benefit from continued exploration and development over time. Technology advances have resulted in increased domestic oil and liquids-rich gas drilling and production activity. The location of our assets provides us with access to natural gas and crude oil supplies and proximity to end-user markets and liquid market hubs while positioning us to capitalize on drilling and production activity in those areas. We believe that as global supply and demand for natural gas, crude oil and NGLs, and services for each grows over the long term, our infrastructure will increase in value as such infrastructure takes on increasing importance in meeting that growing supply and demand.

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

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, dehydrating, treating, conditioning, processing, and marketing natural gas and gathering crude oil. The gathering of natural gas consists of aggregating natural gas produced from various wells through varying diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through pipelines that are owned by third parties. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering of crude oil consists of aggregating crude oil production primarily through gathering pipeline systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota; and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 28,500 miles of natural gas pipelines and include 42 owned and operated processing plants. During 2018, we processed an average of 3,937.4 MMcf/d of natural gas and produced an average of 415.7 MBbl/d of NGLs. In addition to our natural gas gathering and processing, our Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 125 MBbl, and our Permian operations include a crude oil gathering system and two terminals with crude oil operational storage capacity of 20 MBbl. During 2018, we gathered an average of 211.7 MBbl/d of crude oil.

The Gathering and Processing segment’s operations consist of Permian Midland, Permian Delaware, SouthTX, North Texas, SouthOK, WestOK, Coastal and Badlands each as described below:

Permian Midland

The Permian Midland system consists of two primary systems, WestTX and SAOU.

The WestTX gathering system has approximately 4,700 miles of natural gas gathering pipelines located across nine counties within the Permian Basin in West Texas. We have an approximate 72.8% ownership in the WestTX system. Pioneer, the largest active driller in the Spraberry and Wolfberry Trends and a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

The WestTX system includes eight separate plants: the Consolidator, Driver, Midkiff, Benedum, Edward, Buffalo, Joyce and Johnson processing facilities. The WestTX processing operations currently have an aggregate processing nameplate capacity of 1,275 MMcf/d. In addition, two previously announced 250 MMcf/d plants are expected to begin operations in the second quarter of 2019.

SAOU includes approximately 1,800 miles of pipelines in the Permian Basin that gather natural gas for delivery to the Mertzon, Sterling, Tarzan and High Plains processing plants. SAOU’s processing facilities are refrigerated cryogenic processing plants with an aggregate processing capacity of approximately 354 MMcf/d. SAOU has gathering lines that extend across nine counties.

Permian Delaware

The Permian Delaware system consists of two primary systems, Sand Hills and Versado.

Sand Hills includes approximately 2,200 miles of natural gas gathering pipelines within the Delaware Basin for delivery typically into the Sand Hills, Loving, Oahu and Wildcat processing plants. The processing facilities are refrigerated cryogenic processing plants with an aggregate capacity of 545 MMcf/d. Two additional plants in the Delaware Basin are currently being developed: 1) the 250 MMcf/d Falcon Plant, which is expected to be completed in the fourth quarter of 2019, and 2) the 250 MMcf/d Peregrine Plant, which is expected to be completed in the second quarter of 2020.

Versado consists of the Saunders, Eunice and Monument gas processing plants and related gathering systems in Southeastern New Mexico and in West Texas. Versado includes approximately 3,500 miles of natural gas gathering pipelines. The Saunders, Eunice and Monument refrigerated cryogenic processing plants have aggregate processing capacity of 255 MMcf/d. Gathered volumes from the Versado area may also be processed at the Wildcat or Oahu processing facilities.

The Permian Midland and Permian Delaware systems are interconnected and volumes may flow from one system to the other.

SouthTX

The South Texas system contains approximately 900 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale.  The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants. The Silver Oak I and II Plants (the “Silver Oak Plants”) are each 200 MMcf/d cryogenic plants and located in Bee County, Texas. The Raptor Plant is a 260 MMcf/d cryogenic plant located in LaSalle County, Texas.

We participate in three joint ventures in South Texas. Our ownership interests in two of the joint ventures consist of our 75% share in T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and our 50% share in T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”). A subsidiary of Southcross Holdings, L.P. (“Southcross”) owns the remaining interests. T2 LaSalle owns approximately 60 miles of high-pressure gathering pipeline and T2 Eagle Ford owns approximately 120 miles of high-pressure gathering pipelines. Together, these two pipelines gather and transport gas to the Silver Oak Plants. The T2 Eagle Ford joint venture also owns the residue gas delivery pipelines downstream of the Silver Oak Plants. Effective December 31, 2018, we were named as operator for each of T2 LaSalle and T2 Eagle Ford.

Our third joint venture in South Texas is with Sanchez Midstream.  We own a 50% interest in the Carnero Joint Venture and Sanchez Midstream owns the remaining 50% interest. Carnero owns the Silver Oak II Plant, the Raptor Plant and approximately 45 miles of high-pressure transmission pipeline located in La Salle, Dimmitt and Webb Counties, Texas which connects Sanchez Energy’s Catarina Ranch gathering system and Comanche Ranch acreage to the Raptor Plant. We operate the Carnero gas gathering and processing facilities.

North Texas

North Texas includes two interconnected gathering systems in the Fort Worth Basin, Chico and Shackelford, and includes gas from the Barnett Shale and Marble Falls plays. The systems consist of approximately 4,700 miles of pipelines gathering wellhead natural gas.

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

SouthOK

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system has approximately 2,200 miles of pipelines.

The SouthOK system includes six separate operational processing plants with a total nameplate capacity of 710 MMcf/d, including: the Coalgate, Stonewall, Hickory Hills and Tupelo facilities, which are owned by our Centrahoma Joint Venture, and our wholly-owned Velma and Velma V-60 plants. We have a 60% ownership interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by MPLX.

WestOK

The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale and the STACK. The gathering system expands into 13 counties with approximately 6,600 miles of natural gas gathering pipelines.

The WestOK system has a total nameplate capacity of 458 MMcf/d with three separate cryogenic natural gas processing plants located at the Waynoka I and II and Chester facilities, and one refrigeration plant at the Chaney Dell facility.

Coastal

Our Coastal assets, located in and offshore South Louisiana, gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. Coastal consists of approximately 3,295 MMcf/d of natural gas processing capacity, 11 MBbl/d of integrated fractionation capacity, 980 miles of onshore gathering system pipelines, and 170 miles of offshore gathering system pipelines. The processing plants are comprised of five wholly-owned and operated plants (including one idled), one partially owned and operated plant, and two partially owned plants which are not operated by us. Toca, a partially owned, non-operated plant, was shut down in January 2019 and has been excluded from the preceding statistics. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants such as our Barracuda and Gillis plants.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 480 miles of crude oil gathering pipelines, 40 MBbl of operational crude oil storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude oil storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also include approximately 260 miles of natural gas gathering pipelines and the Little Missouri natural gas processing plant with a current gross processing capacity of approximately 90 MMcf/d. Additionally, the 200 MMcf/d LM4 Plant, in which we own a 50% interest and will operate, is anticipated to be completed in the second quarter of 2019. Hess Midstream Partners LP owns the remaining interest in the LM4 Plant.

In February 2019, we entered into definitive agreements to sell a 45% interest in Badlands to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities. Targa will continue to be the operator of Badlands and will hold majority governance rights.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2018:

						Gross Plant	Gross
					Gross	Natural Gas	NGL
					Processing	Inlet Throughput	Production
Facility	Process Type (1)	Operated/ Non-Operated	% Owned	Location	Capacity (MMcf/d) (2)	Volume (MMcf/d) (3) (4) (5)	(MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	80.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	200.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	200.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	200.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	200.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	200.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Tarzan	Cryo	Operated	100.0	Martin County, TX	10.0
High Plains	Cryo	Operated	100.0	Midland County, TX	200.0
				Area Total	1,629.0	1,141.2	153.4
Permian Delaware
Sand Hills	Cryo	Operated	100.0	Crane County, TX	165.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Saunders (7)	Cryo	Operated	100.0	Lea County, NM	60.0
Eunice (7)	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (7) (16)	Cryo	Operated	100.0	Lea County, NM	85.0
				Area Total	800.0	443.9	53.5
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	50.0	Bee County, TX	200.0
Raptor	Cryo	Operated	50.0	La Salle County, TX	260.0
				Area Total	660.0	389.6	51.1
North Texas
Chico (8)	Cryo	Operated	100.0	Wise County, TX	265.0
Shackelford	Cryo	Operated	100.0	Shackelford County, TX	13.0
Longhorn	Cryo	Operated	100.0	Wise County, TX	200.0
				Area Total	478.0	244.1	28.1
SouthOK (9)
Coalgate	Cryo	Operated	60.0	Coal County, OK	80.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	710.0	555.7	54.7
WestOK (9)
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
Chaney Dell (10)	RA	Operated	100.0	Major County, OK	30.0
Chester (10)	Cryo	Operated	100.0	Woodward County, OK	28.0
				Area Total	458.0	351.6	20.5
Coastal (11)
Gillis (12)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Acadia (10)	Cryo	Operated	100.0	Acadia Parish, LA	80.0
Big Lake (13)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Barracuda	Cryo	Operated	100.0	Cameron Parish, LA	190.0
Lowry (13)	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Terrebone	RA	Non-operated	7.9	Terrebonne Parish, LA	950.0
Toca (14)	Cryo/RA	Non-operated	12.6	St. Bernard Parish, LA	1,150.0
Sea Robin	Cryo	Non-operated	0.9	Vermillion Parish, LA	700.0
				Area Total	4,445.0	726.2	43.6
Badlands
Little Missouri (15)	Cryo/RA	Operated	100.0	McKenzie County, ND	90.0	85.1	10.8

				Segment System Total	9,270.0	3,937.4	415.7

_______________

(1)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(2)

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

(4)

Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for our consolidated VESCO joint venture, Silver Oak II, Raptor, Coalgate, Stonewall, Tupelo, and Hickory Hills plants and our ownership share of volumes for other partially owned plants that we proportionately consolidate based on our ownership interest which may be adjustable subject to an annual redetermination based on our proportionate share of plant production.

(5)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for plants listed above are based on the number of days operational during 2018.
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

(10)	Plant is idle.
(11)	Coastal also includes two offshore gathering systems which have a combined length of approximately 200 miles.
(12)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(13)	Plant is available and operates subject to market conditions.
(14)	The Toca plant was shut down in January 2019, but has been retained in this table to include its volumes for 2018.
(15)	Little Missouri Trains I and II are straight refrigeration plants and Little Missouri Train III is a Cryo plant.
(16)	The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.

Logistics and Marketing Segment

Our Logistics and Marketing segment is also referred to as our Downstream Business. Our Downstream Business includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Marketing segment includes Grand Prix, as well as our equity interest in GCX, which are both currently under construction. The associated assets, including these pipeline projects, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipeline projects and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include approximately 1,100 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Marketing segment also transports, distributes and markets NGLs via terminals and transportation assets across the U.S. We own or commercially manage terminal facilities in a number of states, including Texas, Oklahoma, Louisiana, Arizona, Nevada, California, Florida, Alabama, Mississippi, Tennessee, Kentucky and New Jersey. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

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

Our fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two of which we operate, one at Mont Belvieu, Texas and the other at Lake Charles, Louisiana. We have an equity investment in the third fractionation facility, Gulf Coast Fractionators LP (“GCF”), also located at Mont Belvieu. In addition to the three stand-alone facilities in the Logistics Assets segment, we own fractionation assets at Chico, Monument and Gillis in our Gathering and Processing segment.

The five existing fractionation trains at the Mont Belvieu facility with a gross capacity of 493.0 MBbl/d are part of our 88%-owned Cedar Bayou Fractionators. Three additional fractionation trains, which are currently under construction at the Mont Belvieu facility, are not part of CBF. The additional fractionation trains will be fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The additional fractionation trains are: (1) the 100 MBbl/d Train 6, which is expected to begin operations in the second quarter 2019, (2) the 110 MBbl/d Train 7, which is expected to begin operations in the first quarter 2020 and (3) the 110 MBbl/d Train 8, which is expected to begin operations in the second quarter 2020.

We also have a natural gasoline hydrotreater at Mont Belvieu, Texas that removes sulfur from natural gasoline, allowing customers to meet stringent environmental standards. The facility has a capacity of 35 MBbl/d and is supported by long-term fee-based contracts that have certain guaranteed volume commitments or provisions for deficiency payments.

The following table details the Logistics and Marketing segment’s fractionation and treating facilities:

Facility	% Owned	Gross Capacity (MBbl/d) (1)	Gross Throughput 2018 (MBbl/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA) (2)	100.0	55.0	7.1
Cedar Bayou Fractionator (Mont Belvieu, TX) (3)	88.0	493.0	405.7
Targa LSNG Hydrotreater (Mont Belvieu, TX)	100.0	35.0
LSNG treating volumes			35.2
Benzene treating volumes (4)			2.6
Non-operated Facilities:
Gulf Coast Fractionator (Mont Belvieu, TX)	38.8	125.0	116.4

________________

(1)	Actual fractionation capacities may vary due to the Y-grade composition of the gas being processed and does not contemplate ethane rejection.
(2)	Lake Charles Fractionator runs in a mode of ethane/propane splitting for a local petrochemical customer and is configured to handle raw product.
(3)	Gross capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional back-end butane/gasoline fractionation capacity.
(4)	The benzene saturation unit of the LSNG Hydrotreater was idled in 2018.

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

Across the Logistics and Marketing segment, we own 34 storage wells at our facilities with a gross storage capacity of approximately 71 MMBbl, and operate 6 non-owned wells, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale domestic terminals that focus on logistics to service the heating market customer base. Our international export assets include our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. The facilities have export capacity of approximately 7 MMBbl per month of propane and/or butane with the capability to export international grade low ethane propane. We have the capability to load VLGC vessels, alongside small and medium sized export vessels. We continue to experience demand growth for U.S.-based NGLs (both propane and butane) for export into international markets and have the ability to further enhance our loading capabilities.

The following table details the Logistics and Marketing segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2018 (MMgal)	Number of Operational Wells		Gross Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	4,427.5	N/A		0.8
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	17,040.3	22	(2)	50.5
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	781.0	12	(3)	20.9
Patriot	100	Harris County, TX	Dock and land for expansion (Not in service)	N/A	N/A		N/A

________________

(1)	Volumes reflect total import and export across the dock/terminal and may include volumes that have also been handled at the Mont Belvieu Terminal.
(2)

Excludes six non-owned wells we operate on behalf of Chevron Phillips Chemical Company LLC ("CPC") and one additional non-owned well that is being prepared for operations. One additional well has been drilled and is being prepared for operations. One additional well is permitted.

(3)	Five of 12 owned wells leased to Citgo Petroleum Corporation under long-term leases.

Petroleum Logistics

Our Petroleum Logistics business owns and operates a storage and terminaling facility in Channelview, Texas. This facility serves the refined petroleum products, crude oil, LPG, and petrochemicals markets. The Channelview storage and terminaling facility’s throughput for the year ended December 31, 2018, was 171.6 MMgal and the gross storage capacity was 0.6 MMBbl. The Channelview Splitter, which is currently in the process of start-up and commissioning, will be part of our Petroleum Logistics business once in service.

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. Additionally, we also purchase product for resale in our Logistics and Marketing segment, including exports. During the year ended December 31, 2018, our distribution and marketing services business sold an average of 537.9 MBbl/d of NGLs.

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

Our transportation assets, as of December 31, 2018, include approximately 585 railcars that we lease and manage, approximately 136 leased and managed transport tractors and 2 company-owned pressurized NGL barges.

The following table details the Logistics and Marketing segment’s raw NGL, propane and butane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2018 (MMgal) (1)	Usable Storage Capacity (MMgal)
Calvert City Terminal	100	Marshall County, KY	Propane terminal	9.5	0.1
Greenville Terminal	100	Washington County, MS	Marine propane terminal	20.8	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	15.4	1.6
Tyler Terminal	100	Smith County, TX	Propane terminal	13.9	0.2
Abilene Transport (2)	100	Taylor County, TX	Raw NGL transport terminal	24.5	0.1
Bridgeport Transport (2)	100	Jack County, TX	Raw NGL transport terminal	89.0	0.1
Gladewater Transport (2)	100	Gregg County, TX	Raw NGL transport terminal	5.4	0.3
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	13.9	0.9
Sparta Terminal	100	Sparta County, NJ	Propane terminal	15.0	0.2
Hattiesburg Terminal (3)	50	Forrest County, MS	Propane terminal	411.9	179.8
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	11.0	0.3
Jacksonville Transload (4)	100	Duval County, FL	Butane transload	1.6	—
Fort Lauderdale Transload (4)	100	Broward County, FL	Butane transload	1.8	—
Eagle Lake Transload (4)	100	Polk County, FL	Butane/propane transload	4.6	—

________________

(1)	Throughputs include volumes related to exchange agreements and third-party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)	Throughput volume reflects 100% of the facility capacity.
(4)	Rail-to-truck transload equipment.

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

Competition

We face strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, reliability and access to end-use markets or liquid marketing hubs. Competitors to our gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. Our major competitors for natural gas supplies in our current operating regions include Enterprise, Kinder Morgan, WTG Gas Processing, L.P. (“WTG”), DCP, Enbridge Inc., Enlink Midstream Partners LP, Energy Transfer, ONEOK, J-W Operating Company, Louisiana Intrastate Gas Company L.L.C., Enable and several other pipeline companies. Our competitors for crude oil gathering services in North Dakota include Crestwood Equity Partners LP, Kinder Morgan, Tesoro Corporation, Caliber Midstream Partners, L.P., Bridger Pipeline LLC, Paradigm Energy Partners, LLC and Summit Midstream Partners, LLC. Our competitors may have greater financial resources than we possess.

We also compete for NGL supplies for our NGL pipeline currently under construction. Competition for NGL supplies is primarily based on the location of gathering and processing facilities and their connectivity to NGL pipeline takeaway options, access to end-use markets or liquid marketing hubs, pricing and contractual arrangements, reputation, efficiency, flexibility, and reliability. Competitors to our NGL pipeline include other midstream providers with NGL transportation capabilities, such as major interstate and intrastate pipeline companies, master limited partnerships and midstream natural gas and NGL companies. Our major competitors for NGL supplies in our current operating regions include Energy Transfer, Enterprise, ONEOK, DCP and EPIC Midstream Holdings LP.

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

Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems, including the gas gathering systems that are part of the Badlands and of the Pelican and Seahawk gathering systems, meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to Order No. 704. See “—Regulation of Operations—FERC Market Transparency Rules.”

Natural Gas Processing

Our natural gas gathering and processing operations are not presently subject to FERC regulation. However, since May 2009, we have been required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Regulation of Operations—FERC Market Transparency Rules.” There can be no assurance that our processing operations will continue to be exempt from other FERC regulation in the future.

Sales of Natural Gas, NGLs and Crude Oil

The price at which we buy and sell natural gas, NGLs and crude oil is currently not subject to federal rate regulation and, for the most part, is not subject to state rate regulation. However, with regard to our physical purchases and sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodities Futures Trading Commission (“CFTC”). See “—Regulation of Operations—EP Act of 2005.” Since May 2009, we have been required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations depending on the volume of natural gas transacted during the prior calendar year. See “—Regulation of Operations—FERC Market Transparency Rules.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

Interstate Natural Gas

We own (in conjunction with Pioneer) and operate the Driver Residue Pipeline, a gas transmission pipeline extending from our Driver processing plant in West Texas just over ten miles to points of interconnection with intrastate and interstate natural gas transmission pipelines. We have obtained a waiver from FERC of the requirements pertaining to the filing of an initial rate for service, the filing of a tariff and compliance with specified accounting and reporting requirements for the Driver Residue Pipeline. As such, the Driver Residue Pipeline is not currently subject to conventional rate regulation; to requirements FERC imposes on “open access” interstate natural gas pipelines; to the obligation to file and maintain a tariff; or to the obligation to conform to certain business practices and to file certain reports. If, however, we receive a bona fide request for firm service on the Driver Residue Pipeline from a third party, FERC would reexamine the waivers it has granted us and would require us to file for authorization to offer “open access” transportation under its regulations, which would impose additional costs upon us.

Interstate Liquids

Targa NGL Pipeline Company LLC (“Targa NGL”) has interstate NGL pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). More specifically, Targa NGL owns an eight-inch diameter pipeline that runs between Mont Belvieu, Texas, and Galena Park, Texas. The eight-inch pipeline is regulated under the ICA and is part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign import and export customers.

Additionally, we began operating portions of Grand Prix in 2018, which transports mixed NGLs from the Permian Basin, including points in New Mexico, to intermediate points in Texas. Grand Prix is expected to be fully in service in the third quarter of 2019, with transportation to Mont Belvieu, Texas. On March 1, 2018, Grand Prix submitted its initial tariff establishing initial rates with FERC. On May 1, 2018, Grand Prix acquired an additional segment of pipeline from another party, which had previously obtained and operated such pipeline segment under a temporary waiver. On May 1, 2018, upon acquiring such segment of pipeline, Grand Prix filed to voluntarily terminate the temporary waiver.

Additionally, in 2018, Targa NGL began operating portions of a new pipeline that transports NGLs from Oklahoma to intermediate points in Oklahoma and, beginning in 2019, to Mont Belvieu, Texas. On July 27, 2018, Targa NGL submitted a petition for declaratory order to FERC on a proposed rate structure and terms of service for such new NGL pipeline system. This petition is pending at FERC.

The ICA requires that we maintain tariffs on file with FERC for each of these pipelines described above. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. Several of these pipelines would qualify for a waiver of filing of FERC tariffs.

Targa NGL also owns a twenty-inch diameter pipeline and twelve-inch diameter pipeline that run between Mont Belvieu, Texas, and Galena Park, Texas and a twelve-inch diameter pipeline that runs between Mont Belvieu, Texas and Lake Charles, Louisiana, each of which transport NGLs and that have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. In 2019, Targa NGL will complete another pipeline for exports at Targa’s Galena Park dock, and this pipeline has also qualified for such a waiver. Additionally, the crude oil pipeline system that is part of the Badlands assets also qualifies for such a waiver. Further, while Targa intended to complete construction of a new pipeline connecting to a certain interstate crude pipeline, it did not occur. In anticipation of this new pipeline, however, Targa Crude Pipeline LLC sought, and on June 27, 2018, received a waiver of applicable FERC regulatory requirements under the ICA for those possible movements on the new pipeline. Targa Crude Pipeline LLC is expected to file a request to terminate the waiver in 2019.

All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one more of these pipelines no longer qualified for waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s), provide a cost justification for the transportation charge, and provide service to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

Many existing pipelines, including Grand Prix and some of Targa NGL’s pipelines, may utilize the FERC oil pipeline indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index. FERC’s indexing methodology is subject to review every five years. On March 15, 2018, FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating, among other things, that with respect to oil and refined products pipelines subject to FERC jurisdiction, the impacts of the Revised Policy Statement and the Tax Cuts and Jobs Act of 2017 on the costs of FERC-regulated oil and NGL pipelines will be reflected in FERC’s next five-year review of the oil pipeline index, which will generate the index level to be effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act of 2017 may impact our revenues associated with any transportation services we may provide pursuant to cost-of-service based rates in the future, including indexed rates.

Tribal Lands

Our intrastate natural gas pipelines in North Dakota are subject to the various regulations of the State of North Dakota. In addition, various federal agencies within the U.S. Department of the Interior, particularly the federal Bureau of Land Management (“BLM”), Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, as well as the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. Please see “Other State and Local Regulation of Operations” below.

Intrastate Natural Gas

Though our natural gas intrastate pipelines are not subject to regulation by FERC as natural gas companies under the NGA, our intrastate pipelines may be subject to certain FERC-imposed reporting requirements depending on the volume of natural gas purchased or sold in a given year. See “—Regulation of Operations—FERC Market Transparency Rules.”

Our intrastate pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”). Our Texas intrastate pipeline, Targa Intrastate Pipeline LLC (“Targa Intrastate”), owns the intrastate pipeline that transports natural gas from its Shackelford processing plant to an interconnect with Atmos Pipeline-Texas that in turn delivers gas to the West Texas Utilities Company’s Paint Creek Power Station. Targa Intrastate also owns a 1.65-mile, ten-inch diameter intrastate pipeline that transports natural gas from a third-party gathering system into the Chico system in Denton County, Texas. Targa Intrastate is a gas utility subject to regulation by the RRC and has a tariff on file with such agency. Our other Texas intrastate pipeline, Targa Gas Pipeline LLC, owns a multi-county intrastate pipeline that transports gas in Crane, Ector, Midland, and Upton Counties, Texas, as well as some lines in North Texas. Targa Gas Pipeline LLC is a gas utility subject to regulation by the RRC and has a tariff on file with such agency.

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

We have an ownership interest of 50% of the capacity in a 50-mile long intrastate natural gas transmission pipeline, which extends from the tailgate of three natural gas processing plants located near Pettus, Texas to interconnections with existing intrastate and interstate natural gas pipelines near Refugio, Texas. The capacity is held by our subsidiary, TPL SouthTex Transmission Company LP (“TPL SouthTex Transmission”), which is entitled to transport natural gas through its capacity on behalf of third parties to both intrastate and interstate markets. Because the jointly owned pipeline system was initially interconnected only with intrastate markets, each of the capacity holders qualified as an “intrastate pipeline” within the meaning of the Natural Gas Policy Act of 1978 (“NGPA”) and therefore is able to provide transportation of natural gas to interstate markets under Section 311 of the NGPA. Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA. Transportation of natural gas under authority of Section 311 must be filed with FERC and must be shown to be “fair and equitable.” TPL SouthTex Transmission has a Statement of Operating Conditions on file with FERC. TPL SouthTex Transmission has existing rates applicable to NGPA Section 311 service. We have a 10% ownership interest in an intrastate natural gas transmission pipeline crossing portions of Culberson, Loving, Pecos, Reeves and Ward counties in Texas and operated by Agua Blanca, LLC (“Agua Blanca”). Agua Blanca has filed rates for intrastate transportation service on the pipeline with the Railroad Commission of Texas and those rates remain pending. The intrastate rates were filed as the basis for the rates set forth in the Statement of Operating Conditions filed by Agua Blanca with FERC on July 31, 2018, pursuant to Section 311 of the NGPA. The Statement of Operating Conditions and Section 311 rates remain pending before FERC but are effective subject to refund based on any required change in transportation rates on the pipeline. We anticipate that the GCX Project, which is expected to be completed in 2019 and will transport natural gas from the Permian Basin to markets on the Texas Gulf Coast, will be subject to regulation by the RRC and under Section 311 of the NGPA.

We also operate natural gas pipelines that extend from the tailgate of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Although these “plant tailgate” pipelines may operate at transmission pressure levels and may transport “pipeline quality” natural gas, we believe they are generally exempt from FERC’s jurisdiction under the Natural Gas Act under FERC’s “stub” line exemption. However, Targa Midland Gas Pipeline LLC (“Targa Midland”) operates our Tarzan plant residue gas pipeline, which provides NGPA Section 311 service and falls outside of the “stub” line exemption. On September 13, 2018, FERC accepted Targa Midland’s petition for approval of its Statement of Operating Conditions and rates applicable to NGPA Section 311 service. On August 21, 2018, the Texas Railroad Commission accepted Targa Midland’s intrastate rates.

FERC issued Order No. 849 on July 18, 2018, which became effective September 13, 2018, establishing new regulations that, among other things, require pipelines providing NGPA Section 311 service to file a new rate election for its interstate rates if the intrastate pipeline’s rates on file with the state regulatory agency are reduced to reflect the reduced income tax rates adopted in the Tax Cuts and Jobs Act. If an NGPA Section 311 pipeline’s interstate service rates are established pursuant to a rate filing with FERC, the pipeline is exempt from filing a new rate election if FERC has approved the interstate rates after December 22, 2017, or the pipeline has a pending rate petition at FERC on the effective date of the reduced intrastate rates. Any such petitions may reduce the rates we are permitted to charge for NGPA Section 311 service.

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

Intrastate Liquids

Our intrastate NGL pipelines in Texas transport mixed and purity NGL streams between Targa’s Mont Belvieu and Galena Park, Texas facilities. Additionally, we began operating portions of Grand Prix in 2018, which transports mixed NGLs from the Permian Basin to intermediate points in Texas. We expect Grand Prix to be fully in service in the third quarter of 2019, with transportation to Mont Belvieu, Texas. Further, we operate crude gathering pipelines in the Permian Basin. With respect to intrastate movements, these pipelines are not subject to FERC regulation, but are subject to rate regulation by the RRC. They are also subject to United States Department of Transportation (“DOT”) safety regulations.

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana, where the mixed NGLs streams are fractionated into various products. We deliver such fractionated petroleum products (ethane, propane, butanes and natural gasoline) out of our fractionator to and from Targa-owned storage, to other third-party facilities and to various third-party pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne Pipeline, LLC, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR, but are subject to DOT safety regulations. Certain of our Louisiana intrastate NGL pipelines are subject to the Louisiana Public Service Commission 2015 General Order (the “LPSC Order”) Docket No. R-33390. We are currently in the process of registering such lines in accordance with Section 1 of the LPSC Order.

Other Federal Laws and Regulations Affecting Our Industry

EP Act of 2005

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to approximately $1.27 million per violation per day, adjusted annually for inflation, for violations of the NGA and approximately $1.27 million per violation per day, adjusted annually for inflation, for violations of the NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

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

Other State and Local Regulation of Operations

Our business activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies pursuant thereto, governing a wide variety of matters, including operations, marketing, production, pricing, community right-to-know, protection of the environment, safety, marine traffic and other matters. In addition, the Three Affiliated Tribes promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation, on which we operate a significant portion of our Badlands gathering and processing assets. The Three Affiliated Tribes is a sovereign nation having the right to enforce certain laws and regulations independent from federal, state and local statutes and regulations. For additional information regarding the potential impact of federal, state, tribal or local regulatory measures on our business, see “Risk Factors—Risks Related to Our Business.”

Environmental and Operational Health and Safety Matters

General

Our operations are subject to numerous federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety, or otherwise relating to environmental protection. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of business, including our costs to construct, maintain, upgrade and decommission equipment and facilities. We have implemented programs and policies designed to monitor and pursue operation of our pipelines, plants and other facilities in a manner consistent with existing environmental laws and regulations. The trend in environmental and worker health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or worker safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent and costly waste management or disposal, pollution control, remediation or perceived worker health and safety-related requirements could have a material adverse effect on our operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on such increased compliance costs to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. See Risk Factor “Our operations are subject to environmental and occupational health and safety laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities” under Item 1A of this Form 10-K for further discussion on environmental compliance matters. See “Item 3. Legal Proceedings” for a discussion of certain recent or pending proceedings related to environmental matters.

Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not become material in the future. The following is a summary of the more significant existing environmental and worker health and safety laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws impose joint and several, strict liability on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Liability of these “responsible persons” under CERCLA may include the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from these responsible persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims under CERCLA for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. We generate materials in the course of our operations that are regulated as “hazardous substances” under CERCLA or similar state statutes and, as a result, may be jointly and severally liable under CERCLA or similar state statutes for all or part of the costs required to clean up releases of hazardous substance into the environment.

We also generate solid wastes, including hazardous wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes additional stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes that are regulated as hazardous wastes. Although certain materials generated in the exploration, development or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulations, there have been efforts from time to time to remove this exclusion. For example, in late 2016, a consent decree was issued by a federal court resolving the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes. Under the consent decree, the EPA is required to propose a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes by March 15, 2019 or sign a determination that revision of the regulations is unnecessary. Any rulemaking proposed by the agency must be finalized by July 15, 2021. Any future changes in law or regulation that result in these wastes, including wastes currently generated during our or our customers’ operations, being designated as “hazardous wastes” and therefore subject to more rigorous and costly disposal requirements, could have a material adverse effect on our capital expenditures and operating expenses and, with respect to such adverse effects on our customers, could reduce the demand for our services.

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

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay, restrict or cancel the development of oil and natural gas related projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of the public health and welfare. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs. Compliance with these or other air emissions-related regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines that could delay or halt the development of projects, and significantly increase our capital expenditures and operating costs, any of which could have a material adverse effect on our business.

Climate Change

The EPA has determined that greenhouse gas (“GHG”) emissions endanger public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the CAA related to GHG emissions. See Risk Factor “The adoption and implementation of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide” under Item 1A of this Form 10-K for further discussion on climate change and regulation of GHG emissions.

Water Discharges

The Federal Water Pollution Control Act (“Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and such permits may require us to monitor and sample the storm water runoff. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The CWA and analogous state laws also may impose civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits, including as a result of spills and other non-authorized discharges.

In 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, including wetlands. Beginning in the first quarter of 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, the agencies have (i) published a proposed rule in July 2017 to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule, (ii) published a proposed rule in November 2017 and a final rule in February 2018 adding a February 6, 2020 applicability date to the 2015 rule, and (iii) announced a proposed rule on December 11, 2018 re-defining the Clean Water Act’s jurisdiction over waters of the United States for which the agencies will seek public comment. The 2015 and February 2018 final rules are being challenged by various parties in federal district court and implementation of the 2015 rule has been enjoined in twenty-eight states pending resolution of the various federal district court challenges. As a result of these legal developments, future implementation of the 2015 rule or a revised rule is uncertain at this time. To the extent this rule or a revised rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities.

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

Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies, including the EPA and the BLM have asserted regulatory authority over aspects of the process. Also, Congress has considered, and some states and local governments have adopted legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. While we do not conduct hydraulic fracturing, if new or more stringent federal, state, or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering, processing and fractionation services. See Risk Factor “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets” under Item 1A of this Form 10-K for further discussion on hydraulic fracturing.

Endangered Species Act Considerations

The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Some of our facilities or projects under development may be located in areas that are designated as habitat for endangered or threatened species. If endangered species are located in areas of the underlying properties where we plan to conduct development activities, such work could be restricted, delayed or prohibited or expensive mitigation may be required. Similar protections are offered to migrating birds under the federal Migratory Bird Treaty Act. Moreover, as a result of one or more settlements approved by the federal government, the U.S. Fish and Wildlife Service (“FWS”) must make determinations within specified timeframes on the listing of numerous species as endangered or threatened under the ESA. The designation of previously unprotected species as threatened or endangered in areas where we or our customers operate or plan to develop a project could cause us or our customers to incur increased costs arising from species protection measures and could result in restrictions, delays or prohibitions in our customers’ performance of operations, which could reduce demand for our services. Certain of our operations occur within areas of American Burying Beetle habitat.

Employee Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the federal Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The regulations apply to any process that (1) involves a listed chemical in a quantity at or above the threshold quantity specified in the regulation for that chemical, or (2) involves certain flammable gases or flammable liquids present on site in one location in a quantity of 10,000 pounds or more. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt. We have implemented an internal program of inspection designed to monitor and pursue operations in a manner consistent with worker safety requirements.

Pipeline Safety Matters

Many of our natural gas, NGL and crude pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the DOT (or state analogs), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline design, maximum operating pressures, pipeline patrols and leak surveys, public awareness, operation and maintenance procedures, operator qualification, minimum depth requirements and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain natural gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. In the past, we have not incurred material costs in connection with complying with these NGPSA and HLPSA requirements; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our results of operations or financial position.

Legislation in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which became law in January 2012, amended the NGPSA and HLPSA by increasing the penalties for safety violations, establishing additional safety requirements for newly constructed pipelines and requiring studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In June 2016, President Obama signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”), further amending the NGPSA and HLPSA, extending PHMSA’s statutory mandate through 2019 and, among other things, required PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities. The 2016 Pipeline Safety Act also empowers PHMSA to address unsafe conditions or practices constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA published an interim rule in 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property or the environment.

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

In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. Texas, Louisiana, Oklahoma, and New Mexico, for example, have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas, NGLs and crude oil. North Dakota has similarly implemented regulatory programs applicable to intrastate natural gas pipelines. We currently estimate an annual average cost of $2.6 million for the years 2019 through 2021 to perform necessary integrity management program testing on our pipelines required by existing PHMSA and state regulations. This estimate does not include the costs, if any, of any repair, remediation, or preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our financial condition or results of operations.

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

Employees

We do not have any employees. To carry out our operations, Targa employs approximately 2,460 people who primarily support our operations. None of those employees are covered by collective bargaining agreements. Targa considers its employee relations to be good.

Financial Information by Reportable Segment

See “Segment Information” included under Note 24 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–By Reportable Segment” for a discussion of our financial results by segment.

Available Information

We make certain filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through our website, http://www.targaresources.com, as soon as reasonably practicable after they are filed with the SEC. Our press releases and recent analyst presentations are also available on our website. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

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

We have a substantial amount of indebtedness. As of December 31, 2018, we had $5,223.0 million outstanding of our senior unsecured notes and $54.6 million of outstanding senior notes of TPL, excluding $0.3 million of unamortized net discounts and premiums. We also had $280.0 million outstanding under our Securitization Facility. In addition, we had $700.0 million of borrowings outstanding, $79.5 million of letters of credit outstanding and $1,420.5 million of additional borrowing capacity available under the TRP Revolver. Our $2.2 billion TRP Revolver allows us to request increases in commitments up to an additional $500 million. For the years ended December 31, 2018, 2017 and 2016, our consolidated interest expense, net was $170.0 million, $217.8 million and $233.5 million.

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of approximately $1,488.8 million. The net proceeds from the offerings were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date and the remainder is expected to be used for general partnership purposes, which may include repaying borrowings under our credit facilities or other indebtedness, funding growth investments and acquisitions and working capital.

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

Our long-term unsecured debt is currently rated by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2018, Targa’s senior unsecured debt was rated “BB” by S&P. As of December 31, 2018, Targa’s senior unsecured debt was rated “Ba3” by Moody’s. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

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

We have significant exposure to increases in interest rates. As of December 31, 2018, our total indebtedness was $6,257.6 million, excluding $0.3 million of net premiums and $32.6 million of net debt issuance costs, of which $5,277.6 million was at fixed interest rates and $980.0 million was at variable interest rates. A one percentage point increase in the interest rate on our variable interest rate debt would have increased our consolidated annual interest expense by approximately $9.8 million based on our December 31, 2018 debt balances. As a result of this amount of variable interest rate debt, our financial condition could be negatively affected by increases in interest rates.

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

Our cash flow is affected by supply and demand for natural gas, NGL products and crude oil and by natural gas, NGL, crude oil and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.

Our operations can be affected by the level of natural gas and NGL prices and the relationship between these prices. The prices of crude oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. Our future cash flow may be materially adversely affected if we experience significant, prolonged price deterioration. The markets and prices for crude oil, natural gas and NGLs depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. For the year ended December 31, 2018, our percent-of-proceeds arrangements accounted for approximately 69.0% of our gathered natural gas volume. Under these arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities. In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuate, to the extent our exposure to these prices is unhedged. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Changes in future business conditions could cause recorded goodwill to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives, intangible assets with definite lives, or property, plant and equipment assets.

We evaluate goodwill for impairment at least annually, as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount. Global oil and natural gas commodity prices, particularly crude oil, have declined substantially as compared to mid-2014 and remain volatile. Decreases in commodity prices have previously had, and could continue to have, a negative impact on the demand for our services and our market capitalization.

Should energy industry conditions deteriorate, there is a possibility that goodwill may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of goodwill. For a further discussion of our goodwill impairments, see Note 7 - Goodwill of the “Consolidated Financial Statements” included in this Annual Report.

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

Our gathering systems are connected to crude oil and natural gas wells from which production will naturally decline over time, which means that the cash flows associated with these sources of natural gas and crude oil will likely also decline over time. Our logistics assets are similarly impacted by declines in NGL supplies in the regions in which we operate as well as other regions from which we source NGLs. To maintain or increase throughput levels on our gathering systems and the utilization rate at our processing plants and our treating and fractionation facilities, we must continually obtain new natural gas, NGL and crude oil supplies. A material decrease in natural gas or crude oil production from producing areas on which we rely, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of natural gas or crude oil that we process, NGL products delivered to our fractionation facilities or crude oil that we gather. Our ability to obtain additional sources of natural gas, NGLs and crude oil depends, in part, on the level of successful drilling and production activity near our gathering systems and, in part, on the level of successful drilling and production in other areas from which we source NGL and crude oil supplies. We have no control over the level of such activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling, completion or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.

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

If we do not make acquisitions or develop growth projects for expanding existing assets or constructing new midstream assets on economically acceptable terms, or fail to efficiently and effectively integrate acquired or developed assets with our asset base, our future growth will be limited. In addition, any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to our limited partners. In addition, we may not achieve the expected results of any acquisitions and any adverse conditions or developments related to such acquisitions may have a negative impact on our operations and financial condition.

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

The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. For example, the construction of additional systems may be delayed or require greater capital investment if the commodity prices of certain supplies, such as steel pipe, increase due to imposed tariffs. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, fractionation facility or gas processing plant, the construction may occur over an extended period of time and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct pipelines or facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing pipelines or facilities in such area. To the extent we rely on estimates of future production in any decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new pipelines or facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights of way prior to constructing new pipelines. We may be unable to obtain or renew such rights of way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights of way or to renew existing rights of way. If the cost of renewing or obtaining new rights of way increases, our cash flows could be adversely affected.

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

We operate in areas of high industry activity, which may affect our ability to hire, train or retain qualified personnel needed to manage and operate our business.

We operate in areas in which industry activity has increased rapidly. As a result, demand for qualified personnel in these areas, particularly those related to our Permian and Badlands assets, and the cost to attract and retain such personnel, has increased over the past few years due to competition, and may increase substantially in the future. Moreover, our competitors may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.

Any delay or inability to secure the personnel necessary for us to continue or complete our current and planned development projects, or any significant increases in costs with respect to the hiring, training or retention of qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into derivative transactions related to only a portion of our equity volumes, future commodity purchases and sales, and transportation basis risk. As a result, we will continue to have direct commodity price risk to the unhedged portion. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity. The percentages of our expected equity volumes that are covered by our hedges decrease over time. To the extent we hedge our commodity price risk, we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. The derivative instruments we utilize for these hedges are based on posted market prices, which may be higher or lower than the actual natural gas, NGL and condensate prices that we realize in our operations. These pricing differentials may be substantial and could materially impact the prices we ultimately realize. Market and economic conditions may adversely affect our hedge counterparties’ ability to meet their obligations. Given volatility in the financial and commodity markets, we may experience defaults by our hedge counterparties. In addition, our exchange traded futures are subject to margin requirements, which creates variability in our cash flows as commodity prices fluctuate.

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

Propane. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is increasingly driven by international exports supplying a growing global demand for the product. Domestically in the U.S., propane is at its highest during the six-month peak heating season of October through March. Demand for our propane may be reduced during periods of slow global economic growth and warmer-than-normal weather.

Normal Butane. Normal butane is used in the production of isobutane, as a refined petroleum product blending component, as a fuel gas (either alone or in a mixture with propane) and in the production of ethylene and propylene. Changes in the composition of refined petroleum products resulting from governmental regulation, changes in feedstocks, products and economics, and demand for heating fuel, ethylene and propylene could adversely affect demand for normal butane. The volume of butane sold is increasingly driven by international exports supplying a growing demand for the product.

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

We do not own most of the land on which our pipelines, terminals and compression facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or leases or if such rights of way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Additionally, following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights of way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights of way or obtain new rights of way without experiencing significant costs. Any loss of rights with respect to our real property, through our inability to renew rights of way contracts or leases, or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and reduce our revenue.

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

As is common in the midstream industry, we may operate one or more of our properties with one or more joint venture partners where we own a minority interest and/or contract with a third party to control operations. These relationships could require us to share operational and other control, such that we may no longer have the flexibility to control completely the development of these properties. If we do not timely meet our financial commitments in such circumstances, our rights to participate may be adversely affected. If a joint venture partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with our expectations, our costs of operations could be increased. We could also incur liability as a result of actions taken by a joint venture partner or third-party operator. Disputes between us and the other party may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental or natural resource damage, and may result in curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent to our business. Additionally, while we are insured for pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike. As a result, we experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverage unavailable at any cost.

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

In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas and hazardous liquids pipelines. We currently estimate an average annual cost of $2.6 million between 2019 and 2021 to implement pipeline integrity management program testing along certain segments of our natural gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation or preventative or mitigative actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

Our operations are subject to environmental and occupational health and safety laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to numerous federal, tribal, state and local environmental laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including acquisition of a permit or other approval before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; requiring capital expenditures to comply with pollution control requirements, imposing specific health and safety standards addressing worker protection and imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA, OSHA and BLM, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which can often require difficult and costly actions. Failure to comply with these laws and regulations or any newly adopted laws or regulations may result in assessment of sanctions including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting or performance of projects, and the issuance of orders enjoining or conditioning performance of some or all of our operations in a particular area. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been released, even under circumstances where the substances, hydrocarbons or waste have been released by a predecessor operator or the activities conducted and from which a release emanated complied with applicable law.

The risk of incurring environmental costs and liabilities in connection with our operations is significant due to our handling of natural gas, NGLs, crude oil and other petroleum products, because of air emissions and product-related discharges arising out of our operations, and as a result of historical industry operations and waste disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages and fines or penalties for related violations of environmental laws or regulations. Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. The adoption of any laws, regulations or other legally enforceable mandates that result in more stringent air emission limitations or that restrict or prohibit the drilling of new oil or natural gas wells for any extended period of time could increase our oil and natural gas customers’ operating and compliance costs as well as reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship, which could have a material adverse effect on our results of operations and cash flows. See “Item 1. Business —Regulation of Operations—Environmental and Operational Health and Safety Matters” for additional information regarding regulatory developments with respect to environmental regulations.

Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

While we do not conduct hydraulic fracturing, many of our customers do perform such activities. Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand or alternative proppant, and chemical additives are injected under pressure into subsurface formations to stimulate the flow of certain oil and natural gas, increasing the volumes that may be recovered. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over, proposed or promulgated regulations governing, and conducted investigations relating to certain aspects of the process, including the EPA and the BLM. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Moreover, some states have adopted, and others are considering adopting, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, assess more taxes, fees or royalties on natural gas production, or otherwise limit the use of the technique. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Moreover, non-governmental organizations may seek to restrict hydraulic fracturing, such as was the case in Colorado where certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or expensive in the future, including, for example, by increasing mandatory setbacks of oil and natural gas operations from occupied structures and environmentally-sensitive areas. New or more stringent laws, regulations or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase or delay or increase the cost of expansion projects.

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission pipeline, Tarzan 311 residue line, Agua Blanca 311 line, and Targa Midland 311 line, which are each subject to limited FERC regulation under either the NGA or NGPA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. We also operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act.

Targa NGL and Grand Prix Joint Venture have pipelines that are considered common carrier pipelines subject to regulation by FERC under ICA. The ICA requires that we maintain tariffs on file with FERC for each of the Targa NGL and Grand Prix Joint Venture pipelines that have not been granted a waiver. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. With respect to pipelines that have been granted a waiver of the ICA and related regulations by FERC, should a particular pipeline’s circumstances change, FERC could, either at the request of other entities or on its own initiative, assert that such pipeline no longer qualifies for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s), provide a cost justification for the transportation charge, and provide service to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA, respectively, up to approximately $1.27 million (adjusted annually for inflation) per day for each violation and disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission pipeline, Tarzan 311 residue line, Agua Blanca 311 line, and Targa Midland 311 line, have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA of up to approximately $13,000 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.”

The adoption and implementation of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide.

Climate change continues to attract considerable public and scientific attention in the United States and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, to date. However, the EPA has adopted rules under authority of the CAA that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities such as, for example, gathering, compression and boosting facilities as well as blowdowns of natural gas transmission pipelines.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. For example, in 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously EPA-issued New Source Performance Standards known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in June 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the rule has not been finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.

On the international level, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020. In August 2017, however, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement, which provides for a four-year exit process beginning when the agreement took effect in November 2016.

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

In 2016, President Obama signed the 2016 Pipeline Safety Act that extends PHMSA’s statutory mandate regarding pipeline safety through 2019 and requires PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act. The 2011 Pipeline Safety Act had directed the promulgation of regulations relating to such matters as expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2016 Pipeline Safety Act also called for the development of new safety standards for natural gas storage facilities by June 22, 2018 and empowered PHMSA to address unsafe conditions or practices constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA published an interim rule in October 2016 to implement the agency's expanded authority to address imminent hazards to life, property, or the environment.

The imposition of new safety enhancement requirements pursuant to the 2016 Pipeline Safety Act and the 2011 Pipeline Safety Act or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. For example, in 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards; and requiring consideration of seismicity in evaluating threats to pipelines. In 2018, PHMSA announced that it had separated the 2016 rulemaking into three proceedings and the agency is expected to finalize these proceedings in 2019. Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation. The safety enhancement requirements and other provisions of the 2016 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs or operational delays that could have a material adverse effect on our results of operation or financial position.

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

Portions of our pipeline systems may require increased expenditures for maintenance and repair owing to the age of some of our systems, which expenditures or resulting loss of revenue due to pipeline age or condition could have a material adverse effect on our business and results of operations.

Some portions of the pipeline systems that we operate have been in service for several decades prior to our purchase of them. Consequently, there may be historical occurrences or latent issues regarding our pipeline systems that our executive management may be unaware of and that may have a material adverse effect on our business and results of operations. The age and condition of some of our pipeline systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of some portions of our pipeline systems could adversely affect our business and results of operations.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. The CFTC and the federal banking regulators have adopted regulations requiring certain counterparties to swap to post initial and variation margin. However, our current hedging activities would qualify for the non-financial end user exemption from the margin requirements.

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

The European Union (the “EU”) and other non-U.S. jurisdictions are also implementing regulations with respect to the derivatives market. To the extent we enter into swaps with counterparties in foreign jurisdictions or counterparties with other businesses that subject them to regulation in foreign jurisdictions, we may become subject to or otherwise impacted by such regulations. As is the case with the Dodd-Frank Act and the regulations promulgated under it, the implementing regulations adopted by the EU and by other non-U.S. jurisdictions could have an adverse effect on us, our financial condition and our results of operations.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on our industry in general and on us in particular is not known at this time. However, resulting regulatory requirements and/or related business decisions associated with security are likely to increase our costs. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development, production and midstream transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our customers’ operations, which may adversely affect the demand for our services or our financial condition and results of operations.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct business. For example, we depend on digital technologies to operate our facilities, serve our customers and record financial data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could adversely disrupt our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Our insurance coverages for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

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

Subject to the limitations on restricted payments contained in our indentures and in our senior secured credit agreement, we distribute all of our “available cash” each quarter to our limited partners and our general partner. “Available cash” is defined in our partnership agreement and described below under “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distributions of Available Cash—Definition of Available Cash.” As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on the Preferred Units.

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

Tax Risks to Holders of Preferred Units

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to you may be substantially reduced.

A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement and will be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is 21% for tax years beginning after December 31, 2017, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions instead of as guaranteed payments for the use of capital, as described further below. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you may be substantially reduced. Therefore, the treatment of us as a corporation may result in a material reduction in the anticipated cash flow.

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

Holders of Preferred Units should consult their tax advisor with respect to the consequences of owning our Preferred Units.

The tax treatment of publicly traded partnerships or an investment in our Preferred Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in us, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in us. You are urged to consult with your own tax advisor with respect to the status of legislative or administrative developments and proposals and their potential effect on your investment in our Preferred Units.

The tax treatment of distributions on our Preferred Units as guaranteed payments for the use of capital is uncertain and such distributions will likely not be eligible for the 20% deduction for qualified publicly traded partnership income.

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

Although we expect that much of the income we earn is generally eligible for the 20% deduction for qualified publicly traded partnership income, a guaranteed payment for the use of capital does not constitute an allocable or distributive share of such income under proposed Treasury Regulations. As a result, if the proposed Treasury Regulations are finalized as written, the guaranteed payment for the use of capital received by the holders of Preferred Units will not be eligible for the 20% deduction for qualified publicly traded partnership income.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our Preferred Units that may result in adverse tax consequences to them.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. Although the issue is not free from doubt, we will treat distributions to non-U.S. holders of the Preferred Units as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) that are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. Non-U.S. holders of Preferred Units who sell or otherwise dispose of a Preferred Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that Preferred Unit. The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued.

Furthermore, the treatment of guaranteed payments for the use of capital to tax-exempt investors is not certain and such payments may be treated as unrelated business taxable income, or UBTI, for federal income tax purposes. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

If the IRS contests the U.S. federal income tax positions we take, the market for our Preferred Units may be adversely affected and the cost of any contest will reduce our cash available for distribution to you. The Bipartisan Budget Act of 2015 alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our Preferred Units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our partners because the costs will reduce our cash available for distribution.

The Bipartisan Budget Act of 2015, which is applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised information statements to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our partners may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, partners during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

A holder of Preferred Units whose units are the subject of a securities loan (e.g., a loan to cover a short sale of units) may be considered to have disposed of those units. If so, such holder of Preferred Units may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal tax consequences of loaning a partnership interest, a holder of Preferred Units whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case the holder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan, and the holder may recognize gain or loss from such disposition. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

You may be subject to state and local taxes and return filing requirements in jurisdictions where you do not live as a result of investing in our Preferred Units.

In addition to federal income taxes, holders of Preferred Units may be subject to return filing requirements and other taxes, including state, local and non-U.S. income taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Moreover, we may also own property or do business in other states in the future that impose income or similar taxes on nonresident individuals. You may be subject to penalties for failure to comply with return filing requirements. It is your responsibility to file all U.S. federal, state and local tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 811 Louisiana Street, Suite 2100, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings.

The information required for this item is provided in Note 17 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated by reference into this item.

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

The IDR Giveback Amendment in conjunction with the Atlas mergers in 2015 resulted in reallocation of IDR payments to common unitholders of $6.25 million for each of the first three quarters of 2016.

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

Preferred Units

Distributions on the Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on the Preferred Units will be paid out of amounts legally available therefor to, but not including, November 1, 2020, at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on the Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%. For the year ended December 31, 2018, we have paid $11.3 million in distributions to the holders of our Preferred Units. See Note 12 - Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Annual Report.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2018.

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

	2018	2017	2016	2015	2014
	(In millions, except per unit amounts)
Statement of operations data:
Revenues (1)	$10,484.0	$8,814.9	$6,690.9	$6,658.6	$8,616.5
Income (loss) from operations	253.6	(109.4)	66.0	167.4	653.3
Net income (loss)	98.6	(250.6)	(228.7)	(59.3)	505.1
Balance sheet data (at end of period):
Total assets	16,890.1	$14,359.0	$12,744.9	$13,126.8	$6,347.3
Long-term debt	5,197.4	4,268.0	4,177.0	5,125.7	2,753.5
Other:
Distributions declared per unit	(2)	(2)	(2)	$3.3000	$3.1500

_________________________________

(1)

Revenues for 2018 include the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See “Recently adopted accounting pronouncements – Revenue from Contracts with Customers” included in Note 3 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations” for a discussion of the impact of adoption of the revenue standard on our financial statements and results of operations.

(2)	Distributions declared per unit are no longer relevant after the TRC/TRP Merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis and include the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.”

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. We adopted Topic 606 on January 1, 2018 by applying the modified retrospective transition approach to contracts which were not completed as of the date of adoption. The adoption of Topic 606 did not result in an impact to our operating or gross margin. However, the adoption did have an impact on the classification between components of operating margin and gross margin, “Fees from midstream services” and “Product purchases,” as well as the reporting of gross versus net revenues. For more information, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

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

We are engaged in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing, terminaling and selling crude oil; and
•	storing, terminaling and selling refined petroleum products.

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

Commodity Prices

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2018
4th Quarter	$3.66	$0.69	$58.83
3rd Quarter	2.91	0.88	69.50
2nd Quarter	2.80	0.75	67.90
1st Quarter	2.99	0.71	62.89
2018 Average	3.09	0.76	64.78

2017
4th Quarter	$2.93	$0.74	$55.39
3rd Quarter	2.99	0.63	48.19
2nd Quarter	3.19	0.55	48.29
1st Quarter	3.31	0.61	51.86
2017 Average	3.11	0.63	50.93

2016
4th Quarter	$2.98	$0.53	$47.73
3rd Quarter	2.81	0.45	44.94
2nd Quarter	1.95	0.46	45.59
1st Quarter	2.09	0.36	33.45
2016 Average	2.46	0.45	42.93

________________

(1)	Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)	“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2018: 38% ethane, 34% propane, 12% normal butane, 5% isobutane and 11% natural gasoline

2017: 38% ethane, 34% propane, 13% normal butane, 5% isobutane and 10% natural gasoline

2016: 38% ethane, 34% propane, 12% normal butane, 5% isobutane and 11% natural gasoline

(3)	Crude oil prices are based on average quarterly prices of West Texas Intermediate crude oil as measured on the NYMEX.

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

The contract terms and contract mix of our Downstream Business can also have a significant impact on our results of operations. Fractionation services are supported by fee-based contracts whose rates and terms are driven by NGL supply and fractionation capacity. Export services are supported by fee-based contracts whose rates and terms are driven by global LPG demand fundamentals. The Logistics and Marketing segment includes primarily fee-based contracts.

Impact of Our Commodity Price Hedging Activities

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk by entering into financially settled derivative transactions. These transactions include swaps, futures, and purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We intend to continue managing our exposure to commodity prices in the future by entering into derivative transactions. We actively manage the Downstream Business product inventory and other working capital levels to reduce exposure to changing prices. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk–Commodity Price Risk.”

Operating Expenses

Variable costs such as fuel, utilities, power, service and repairs can impact our results. The fuel and power costs are pass-through elements in many of our logistics contracts, which mitigates their impact on our results. Continued expansion of existing assets will also give rise to additional operating expenses, which will affect our results. The employees supporting our operations are employees of Targa Resources LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of Targa. We reimburse Targa for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to our assets.

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

General Trends and Outlook

We expect the midstream energy business environment to continue to be affected by the following key trends: demand for our products and services, commodity prices, volatile capital markets, competition and increased regulation. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Commodity Prices

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. In addition, the volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. Global oil and natural gas commodity prices, particularly crude oil, have declined substantially as compared to mid-2014 and remain volatile. See “Item 1A. Risk Factors – Our cash flow is affected by supply and demand for natural gas and NGL products and by natural gas, NGL, crude oil and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.”

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices, and where the spread between NGL prices and natural gas prices widens primarily as a result of our percent-of-proceeds contracts. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate. Pricing and supply are beyond our control and have been volatile. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. Due to the volatility in commodity prices, we are uncertain of what pricing and market demand for oil, condensate, NGLs and natural gas will be throughout 2019, and as a result demand for the services that we provide may decrease. Across our operations, and particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Volatile Capital Markets and Competition

We continuously consider and enter into discussions regarding potential acquisitions and growth projects and identify appropriate private and public capital sources for funding potential acquisitions and growth projects. Any limitations on our access to capital may impair our ability to execute this strategy. If the cost of such capital becomes too expensive, our ability to develop or acquire strategic and accretive assets may be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders. These factors may impair our ability to execute our acquisition and growth strategy.

In addition, we are experiencing increased competition for the types of assets we contemplate purchasing or developing. Current economic conditions and competition for asset purchases and development opportunities could limit our ability to fully execute our growth strategy.

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers and increased GHG emission regulations may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets” and “The adoption and implementation of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services we provide” under Item 1A of this Annual Report. Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

How We Evaluate Our Operations

The profitability of our business is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs, and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

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

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our profitability is impacted by our ability to add new sources of natural gas supply and crude oil supply to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, connected by third-party transportation and in the future through Grand Prix, to our Downstream Business fractionation facilities and at times to our export facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

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

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income (loss) attributable to TRP. Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definitions of gross margin and operating margin may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to TRC before interest, income taxes, depreciation and amortization, and other items that we believe should be adjusted consistent with our core operating performance. The adjusting items are detailed in the Adjusted EBITDA reconciliation table and its footnotes. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to holders of our equity interests.

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

	2018	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP Operating Margin and Gross Margin:
Net income (loss)	$98.6	$(250.6)	$(228.7)
Depreciation and amortization expense	815.9	809.5	757.7
General and administrative expense	240.8	190.5	177.1
Impairment of property, plant and equipment	—	378.0	—
Impairment of goodwill	210.0	—	207.0
Interest expense, net	170.0	217.8	233.5
Income tax expense (benefit)	(0.1)	(7.4)	(0.3)
(Gain) loss on sale or disposition of assets	(0.1)	15.9	6.1
(Gain) loss from financing activities	1.3	10.9	48.2
Other, net	(12.6)	(78.6)	13.8
Operating margin	1,523.8	1,286.0	1,214.4
Operating expenses	722.0	622.8	553.6
Gross margin	$2,245.8	$1,908.8	$1,768.0

	2018	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$51.0	$(289.5)	(249.4)
Interest expense, net (1)	170.0	217.8	233.5
Income tax expense (benefit)	(0.1)	(7.4)	(0.3)
Depreciation and amortization expense	815.9	809.5	757.7
Impairment of property, plant and equipment	—	378.0	—
Impairment of goodwill	210.0	—	207.0
(Gain) loss on sale or disposition of assets	(0.1)	15.9	6.1
(Gain) loss from financing activities (2)	1.3	10.9	48.2
Equity (earnings) loss	(7.3)	17.0	14.3
Distributions from unconsolidated affiliates and preferred partner interests, net	31.5	18.0	17.5
Change in contingent considerations	(8.8)	(99.6)	(0.4)
Compensation on TRP equity grants	—	—	2.2
Transaction costs related to business acquisitions	—	5.6	—
Splitter Agreement (3)	75.2	43.0	10.8
Risk management activities (4)	8.5	10.0	25.2
Noncontrolling interests adjustments (5)	(21.1)	(18.6)	(25.0)
TRP Adjusted EBITDA	$1,326.0	$1,110.6	$1,047.4
__________

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
(3)

In Distributable Cash Flow, the Splitter Agreement adjustment represents the amounts necessary to reflect the annual cash payment in the period received less the amount recognized in Adjusted EBITDA. In Adjusted EBITDA for 2016 and 2017, the Splitter Agreement adjustment represents the recognition of the annual cash payment received under the Splitter Agreement over the four quarters following receipt. As a result of Vitol’s election to terminate the Splitter Agreement in December 2018, the full amount of the 2018 annual cash payment was recognized in Adjusted EBITDA in the fourth quarter of 2018.

(4)

Risk management activities related to derivative instruments including the cash impact of hedges acquired in the 2015 mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. The cash impact of the acquired hedges ended in December 2017.

(5)	Noncontrolling interest portion of depreciation and amortization expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except operating statistics and price amounts)
Revenues:
Sales of commodities	$9,278.7	$7,751.1	$5,626.8	$1,527.6	20%	$2,124.3	38%
Fees from midstream services	1,205.3	1,063.8	1,064.1	141.5	13%	(0.3)	—
Total revenues	10,484.0	8,814.9	6,690.9	1,669.1	19%	2,124.0	32%
Product purchases	8,238.2	6,906.1	4,922.9	1,332.1	19%	1,983.2	40%
Gross margin (1)	2,245.8	1,908.8	1,768.0	337.0	18%	140.8	8%
Operating expenses	722.0	622.8	553.6	99.2	16%	69.2	13%
Operating margin (1)	1,523.8	1,286.0	1,214.4	237.8	18%	71.6	6%
Depreciation and amortization expense	815.9	809.5	757.7	6.4	1%	51.8	7%
General and administrative expense	240.8	190.5	177.1	50.3	26%	13.4	8%
Impairment of property, plant and equipment	—	378.0	—	(378.0)	(100%)	378.0	—
Impairment of goodwill	210.0	—	207.0	210.0	—	(207.0)	(100%)
Other operating (income) expense	3.5	17.4	6.6	(13.9)	(80%)	10.8	164%
Income (loss) from operations	253.6	(109.4)	66.0	363.0	NM	(175.4)	(266%)
Interest expense, net	(170.0)	(217.8)	(233.5)	47.8	22%	15.7	7%
Equity earnings (loss)	7.3	(17.0)	(14.3)	24.3	143%	(2.7)	(19%)
Gain (loss) from financing activities	(1.3)	(10.9)	(48.2)	9.6	88%	37.3	77%
Change in contingent considerations	8.8	99.6	0.4	(90.8)	(91%)	99.2	NM
Other income (expense), net	0.1	(2.5)	0.6	2.6	104%	(3.1)	NM
Income tax (expense) benefit	0.1	7.4	0.3	(7.3)	(99%)	7.1	NM
Net income (loss)	98.6	(250.6)	(228.7)	349.2	139%	(21.9)	10%
Less: Net income (loss) attributable to noncontrolling interests	47.6	38.9	20.7	8.7	22%	18.2	88%
Net income (loss) attributable to Targa Resources Partners LP	$51.0	$(289.5)	$(249.4)	$340.5	118%	$(40.1)	(16%)
Financial data:
Adjusted EBITDA (1)	$1,326.0	$1,110.6	$1,047.4	$215.4	19%	$63.2	6%
Capital expenditures (2)	3,327.7	1,506.5	592.1	1,821.2	121%	914.4	154%
Business acquisition (3)	—	987.1	—	(987.1)	(100%)	987.1	—

________________

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

(2)	Capital expenditures, net of contributions from noncontrolling interest, were $2,740.7 million, $1,441.5 million and $524.8 million for the years ended December 31, 2018, 2017 and 2016.
(3)	Includes the $416.3 million acquisition date fair value of the potential earn-out payments.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2018 Compared to 2017

The increase in commodity sales reflects increased NGL, natural gas, petroleum and condensate volumes ($1,606.0 million) and higher NGL and condensate prices ($742.2 million), partially offset by lower natural gas prices ($465.7 million) and the impact of hedges ($22.4 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases reflects increased volumes and higher NGL and condensate prices.

The prospective adoption of the revenue recognition accounting standard as set forth in Topic 606 in 2018 resulted in lower commodity sales ($333.2 million) and lower fee revenue ($39.6 million) with a corresponding net reduction in product purchases, resulting in no impact on operating margin or gross margin.

The higher operating margin and gross margin in 2018 reflect increased segment results for both Gathering and Processing and Logistics and Marketing. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased due to higher depreciation related to our growth investments, partially offset by lower depreciation for our North Texas system, which incurred an impairment write-down in 2017, lower scheduled amortization of Badlands intangibles and lower depreciation on our inland marine barge business sold in the second quarter of 2018.

General and administrative expense increased primarily due to higher compensation and benefits, including increased staffing levels, legal costs, outside professional services and contract labor costs.

In conjunction with our required annual goodwill assessments, we recognized impairments of goodwill totaling $210.0 million during 2018 related to the remaining goodwill from the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively the “Atlas mergers”). There was no impairment of goodwill in 2017 as the fair values of affected reporting units exceeded their accounting carrying values.

Other operating (income) expense in 2018 was comprised primarily of the loss on sale of our refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland, the loss on disposal of the benzene saturation component of our LSNG hydrotreater and the loss for abandoned project development costs, partially offset by the gain on sale of our inland marine barge business and the gain on an exchange of a portion of our Versado gathering system. In 2017, other operating (income) expense included the loss on sale of our 100% ownership interest in the Venice gathering system.

Lower interest expense, net, in 2018 was primarily due to higher non-cash interest income related to a lower valuation of the mandatorily redeemable preferred interests liability and higher capitalized interest related to our major growth investments. These factors more than offset the impact of higher average outstanding borrowings during 2018.

Equity earnings increased in 2018 primarily due to decreased losses of the T2 Joint Ventures, increased earnings resulting from the commencement of operations at Cayenne and increased earnings at Gulf Coast Fractionators. Equity losses of the T2 Joint Ventures in 2017 included a $12.0 million impairment of our investment in the T2 EF Cogen joint venture.

In 2018, we recorded a loss from financing activities of $1.3 million associated with amendments of our revolving credit facility, which resulted in a write-off of debt issuance costs. In 2017, we recorded a loss from financing activities of $10.9 million upon the redemption of outstanding 6⅜% Senior Notes.

During 2018, other income included $8.8 million of fair value adjustments of the Permian Acquisition contingent consideration, as compared to $99.6 million of other income in 2017. The decrease in fair value of the contingent consideration in 2018 was primarily attributable to lower forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period. The decrease in fair value of the contingent consideration in 2017 was primarily related to reductions in forecasted volumes and gross margin as a result of changes in producers’ drilling activity in the region.

We recorded an income tax benefit in 2017 primarily due to a Texas Margin Tax refund.

Net income attributable to noncontrolling interests was higher in 2018 due to increased earnings at the Carnero Joint Venture, Centrahoma, Cedar Bayou Fractionators and Venice Energy Services Company, L.L.C.

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

General and administrative expense increased primarily due to higher compensation and benefits, including increased staffing levels, partially offset by lower professional services and insurance premiums.

The impairment of property, plant and equipment in 2017 reflects the impairment of gas processing facilities and gathering systems associated with our North Texas operations in the Gathering and Processing segment. The impairment was the result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, would not be sufficient to recover the total net book value of the underlying assets.

In conjunction with our required annual goodwill assessments, we recognized impairments of goodwill totaling $207.0 million during 2016 related to goodwill acquired in the Atlas mergers. There was no impairment of goodwill in 2017 as the fair values of affected reporting units exceeded their accounting carrying values.

Other operating expense in 2017 included a loss on the sale of our ownership interest in the Venice gathering system. Other operating expense in 2016 was primarily due to the loss on decommissioning two storage wells at our Hattiesburg facility and an acid gas injection well at our Versado facility.

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

During 2017, we recorded a loss from financing activities of $10.9 million on the redemption of the outstanding 6⅜% Senior Notes. In 2016, we recorded a $48.2 million loss from financing activities that included the tender, open market repurchase and redemption of various series of senior notes.

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

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Consolidated Operating Margin
	(In millions)
2018	$968.4	$592.5	$(37.1)	$1,523.8
2017	783.8	511.8	(9.6)	1,286.0
2016	577.1	574.4	62.9	1,214.4

Gathering and Processing Segment

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Gross margin	$1,406.7	$1,145.5	$903.6	$261.2	23%	$241.9	27%
Operating expenses	438.3	361.7	326.5	76.6	21%	35.2	11%
Operating margin	$968.4	$783.8	$577.1	$184.6	24%	$206.7	36%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,141.2	893.5	747.4	247.7	28%	146.1	20%
Permian Delaware (4)	443.9	381.8	321.0	62.1	16%	60.8	19%
Total Permian	1,585.1	1,275.3	1,068.4	309.8		206.9

SouthTX	389.6	273.2	216.4	116.4	43%	56.8	26%
North Texas	244.1	268.1	317.3	(24.0)	(9%)	(49.2)	(16%)
SouthOK	555.7	494.0	462.1	61.7	12%	31.9	7%
WestOK	351.6	377.7	444.9	(26.1)	(7%)	(67.2)	(15%)
Total Central	1,541.0	1,413.0	1,440.7	128.0		(27.7)

Badlands (5)	85.1	56.5	52.1	28.6	51%	4.4	8%
Total Field	3,211.2	2,744.8	2,561.2	466.4		183.6

Coastal	726.2	728.8	838.4	(2.6)	—	(109.6)	(13%)

Total	3,937.4	3,473.6	3,399.6	463.8	13%	74.0	2%
NGL production, MBbl/d (3)
Permian Midland (4)	153.4	118.3	94.5	35.1	30%	23.8	25%
Permian Delaware (4)	53.5	43.1	36.4	10.4	24%	6.7	18%
Total Permian	206.9	161.4	130.9	45.5		30.5

SouthTX	51.1	30.4	23.8	20.7	68%	6.6	28%
North Texas	28.1	30.2	35.8	(2.1)	(7%)	(5.6)	(16%)
SouthOK	54.7	42.8	39.4	11.9	28%	3.4	9%
WestOK	20.5	21.9	27.1	(1.4)	(6%)	(5.2)	(19%)
Total Central	154.4	125.3	126.1	29.1		(0.8)

Badlands	10.8	7.9	7.3	2.9	37%	0.6	8%
Total Field	372.1	294.6	264.3	77.5		30.3

Coastal	43.6	38.6	41.2	5.0	13%	(2.6)	(6%)

Total	415.7	333.2	305.5	82.5	25%	27.7	9%
Crude oil gathered, Badlands, MBbl/d	146.8	113.6	105.2	33.2	29%	8.4	8%
Crude oil gathered, Permian, MBbl/d (4)	64.9	29.8	—	35.1	118%	29.8	—
Natural gas sales, BBtu/d (3)	1,883.4	1,665.4	1,623.6	218.0	13%	41.8	3%
NGL sales, MBbl/d	317.6	254.8	241.3	62.8	25%	13.5	6%
Condensate sales, MBbl/d	12.6	11.8	9.9	0.8	7%	1.9	19%
Average realized prices (6):
Natural gas, $/MMBtu	1.96	2.65	2.14	(0.69)	(26%)	0.51	24%
NGL, $/gal	0.63	0.55	0.36	0.08	15%	0.19	53%
Condensate, $/Bbl	55.99	45.52	36.20	10.47	23%	9.32	26%

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

2018 Compared to 2017

The increase in gross margin was primarily due to higher Permian, Badlands and Central volumes and higher NGL and condensate prices, partially offset by the impact of lower natural gas prices. NGL production, NGL sales and natural gas sales increased due to higher Field Gathering and Processing inlet volumes and increased NGL recoveries including reduced ethane rejection. Coastal Gathering and Processing had a positive margin impact due to richer gas, increased recoveries and higher NGL prices, partially offset by slightly lower inlet volumes. Total crude oil gathered volumes increased in the Permian region due to production from new wells, system expansions and the inclusion of the March 2017 Permian Acquisition for the full year in 2018. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to production from new wells and system expansions.

Operating expenses increased as a result of higher compensation, contract labor and other costs primarily associated with new plants in the Permian and Central regions and system expansions in the Badlands.

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

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Year Ended December 31, 2018
Operating statistics:
Plant natural gas inlet, MMcf/d (1), (2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland	1,438.5	Varies (4)	1,141.2	1,141.2
Permian Delaware	443.9	100%	443.9	443.9
Total Permian	1,882.4		1,585.1	1,585.1

SouthTX	389.6	Varies (5)	283.9	389.6
North Texas	244.1	100%	244.1	244.1
SouthOK	555.7	Varies (6)	432.8	555.7
WestOK	351.6	100%	351.6	351.6
Total Central	1,541.0		1,312.4	1,541.0

Badlands (7)	85.1	100%	85.1	85.1
Total Field	3,508.5		2,982.6	3,211.2

NGL production, MBbl/d (2)
Permian Midland	194.1	Varies (4)	153.4	153.4
Permian Delaware	53.5	100%	53.5	53.5
Total Permian	247.6		206.9	206.9

SouthTX	51.1	Varies (5)	35.9	51.1
North Texas	28.1	100%	28.1	28.1
SouthOK	54.7	Varies (6)	42.8	54.7
WestOK	20.5	100%	20.5	20.5
Total Central	154.4		127.3	154.4

Badlands	10.8	100%	10.8	10.8
Total Field	412.8		345.0	372.1

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.

(3)	For these volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(4)

Permian Midland includes operations in WestTX, of which we own 73%, and other plants which are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(5)

SouthTX includes the Raptor Plant and Silver Oak II Plant, both of which we own a 50% interest through the Carnero Joint Venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(6)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants which are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Year Ended December 31, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1), (2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland (4)	1,110.8	Varies (5)	893.5	893.5
Permian Delaware (4)	381.8	100%	381.8	381.8
Total Permian	1,492.6		1,275.3	1,275.3

SouthTX	273.2	Varies (6)	213.5	273.2
North Texas	268.1	100%	268.1	268.1
SouthOK	494.0	Varies (7)	397.9	494.0
WestOK	377.7	100%	377.7	377.7
Total Central	1,413.0		1,257.2	1,413.0

Badlands (8)	56.5	100%	56.5	56.5
Total Field	2,962.1		2,589.0	2,744.8

NGL production, MBbl/d (2)
Permian Midland (4)	148.2	Varies (5)	118.3	118.3
Permian Delaware (4)	43.1	100%	43.1	43.1
Total Permian	191.3		161.4	161.4

SouthTX	30.4	Varies (6)	23.4	30.4
North Texas	30.2	100%	30.2	30.2
SouthOK	42.8	Varies (7)	34.9	42.8
WestOK	21.9	100%	21.9	21.9
Total Central	125.3		110.4	125.3

Badlands	7.9	100%	7.9	7.9
Total Field	324.5		279.7	294.6

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
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

(6)

SouthTX includes the Raptor Plant, which began operations in the second quarter of 2017, of which we own a 50% interest through the Carnero Joint Venture. SouthTX also includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we owned a 100% interest until it was contributed to the Carnero Joint Venture in May 2018. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants which are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Year Ended December 31, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1), (2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland (4)	929.8	Varies (5)	747.4	747.4
Permian Delaware	321.0	Varies (6)	253.8	321.0
Total Permian	1,250.8		1,001.2	1,068.4

SouthTX	216.4	Varies (7)	205.6	216.4
North Texas	317.3	100%	317.3	317.3
SouthOK	462.1	Varies (8)	382.0	462.1
WestOK	444.9	100%	444.9	444.9
Total Central	1,440.7		1,349.8	1,440.7

Badlands (9)	52.1	100%	52.1	52.1
Total Field	2,743.6		2,403.1	2,561.2

Gross NGL production, MBbl/d (2)
Permian Midland (4)	117.9	Varies (5)	94.5	94.5
Permian Delaware	36.4	Varies (6)	36.4	36.4
Total Permian	154.3		130.9	130.9

SouthTX	23.8	Varies (7)	22.8	23.8
North Texas	35.8	100%	35.8	35.8
SouthOK	39.4	Varies (8)	32.6	39.4
WestOK	27.1	100%	27.1	27.1
Total Central	126.1		118.3	126.1

Badlands	7.3	100%	7.3	7.3
Total Field	287.7		256.5	264.3

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(4)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
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

(7)

SouthTX includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we owned a 100% interest until it was contributed to the Carnero Joint Venture in May 2018. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants which are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions)
Gross margin	$876.8	$773.4	$801.8	$103.4	13%	$(28.4)	(4%)
Operating expenses	284.3	261.6	227.4	22.7	9%	34.2	15%
Operating margin	$592.5	$511.8	$574.4	$80.7	16%	$(62.6)	(11%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	426.7	354.2	309.3	72.5	20%	44.9	15%
LSNG treating volumes (2)	32.1	32.2	24.9	(0.1)	—	7.3	29%
Benzene treating volumes (2)(4)	3.3	21.6	22.1	(18.3)	(85%)	(0.5)	(2%)
Export volumes (5)	203.4	184.1	181.4	19.3	10%	2.7	1%
NGL sales	537.9	490.0	477.5	47.9	10%	12.5	3%
Average realized prices:
NGL realized price, $/gal	$0.77	$0.69	$0.49	$0.08	12%	$0.20	41%

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

(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.
(4)	The benzene saturation unit of the LSNG Hydrotreater was idled in 2018.
(5)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.

2018 Compared to 2017

Logistics and Marketing gross margin increased due to higher fractionation margin, higher domestic marketing margin, higher LPG export margin, and higher terminaling and storage throughput, partially offset by lower commercial transportation margin and lower marketing gains. Fractionation margin increased due to higher supply volume and higher fees, partially offset by lower system product gains. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above). Domestic marketing margin increased due to higher terminal volumes and higher unit margins.  LPG export margin increased primarily due to higher volumes. Commercial transportation margin decreased primarily due to the sale of the Company’s inland marine barge business in the second quarter of 2018.

Operating expenses increased due to higher fuel and power costs that are largely passed through and higher compensation and benefits, partially offset by lower maintenance expenses and lower taxes.

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

Other

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Gross margin	$(37.1)	$(9.6)	$62.9	$(27.5)	$(72.5)
Operating margin	$(37.1)	$(9.6)	$62.9	$(27.5)	$(72.5)

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

We have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing operations that result from percent of proceeds/liquids processing arrangements. Because we are essentially forward-selling a portion of our future plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. Additionally, we hedge the commodity price associated with a portion of our future commodity purchases and sales and natural gas transportation basis risk within our Logistics and Marketing segment. See further details of our risk management program in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk.”

The following table provides a breakdown of the change in Other operating margin:

	2018			2017			2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	63.5	$0.82	$51.9	61.1	$0.22	$13.5	44.7	$0.79	$35.2
NGL (MMgal)	367.4	(0.16)	(58.4)	262.9	(0.10)	(26.0)	31.9	0.21	6.8
Crude oil (MBbl)	2.0	(11.26)	(22.7)	1.3	4.09	5.3	1.1	17.14	19.5
Non-hedge accounting (2)			(7.9)			(2.2)			2.3
Ineffectiveness (3)			-			(0.2)			(0.9)
			$(37.1)			$(9.6)			$62.9

________________

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)

Effective upon the adoption of ASU 2017-12 on January 1, 2018, we are no longer required to recognize ineffectiveness through operating margin. Prior to our adoption of ASU 2017-12, ineffectiveness primarily related to certain crude hedging contracts and certain acquired hedges of TPL that did not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $7.6 million and $26.6 million for the years ended December 31, 2017 and 2016, related to these novated contracts. The final settlement was received in December 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of December 31, 2018, we had $203.3 million of “Cash and cash equivalents” on our Consolidated Balance Sheet. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver and the Securitization Facility, and access to debt markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity as of February 21, 2019, was:

		February 21, 2019
		(In millions)
Cash on hand		$283.2
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		378.0
		2,861.2

Less:	Outstanding borrowings under the TRP Revolver	(400.0)
	Outstanding borrowings under the Securitization Facility	(378.0)
	Outstanding letters of credit under the TRP Revolver	(71.7)
	Total liquidity	$2,011.5

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from NGL customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels and valuation, which we closely manage; (iii) changes in payables and accruals related to major growth projects; (iv) changes in the fair value of the current portion of derivative contracts; (v) monthly swings in borrowings under the Securitization Facility; and (vi) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Working capital as of December 31, 2018 decreased $1,141.3 million compared to December 31, 2017. Our working capital, exclusive of current debt obligations, and reclassifications from other long-term liabilities, decreased $162.0 million from December 31, 2017 to December 31, 2018. The major items contributing to the decrease in 2018 were increases in accounts payable and accruals, especially those related to Grand Prix, Train 6 and other growth projects, increases in accounts payable to TRC due to higher compensation and related costs, and a reduction in inventories primarily attributable to a decrease in volumes in storage. The working capital decrease was partially offset by an increase in our net risk management position due to changes in forward prices of commodities, higher cash balances and increased commodity activities. Working capital as of December 31, 2018 was also impacted by a $301.4 million decrease primarily due to the May 2019 estimated contingent consideration payment, a $749.4 million decrease due to the reclassification of the 4⅛% Senior Notes due 2019 from long-term to short-term and a $70.0 million increase due to lower borrowings under our Securitization Facility.

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

Long-term Financing

In February 2018, Stonepeak Infrastructure Partners (“Stonepeak”) committed a maximum of approximately $960 million of capital to the three newly-formed DevCo JVs. Concurrent with the sale of the 25% interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC (“EagleClaw”), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement whereby EagleClaw has dedicated and committed significant NGLs associated with EagleClaw’s natural gas volumes produced or processed in the Delaware Basin.

For the year ended December 31, 2018, total contributions from Stonepeak to the DevCo JVs were $557.1 million. For the year ended December 31, 2018, total contributions from Blackstone to the Grand Prix Joint Venture were $212.5 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of December 31, 2018 and December 31, 2017, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations (excluding current maturities) was $5,228.2 million and $4,297.6 million, respectively.

The majority of our long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2018, we did not have any interest rate hedges.

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

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of approximately $1,488.8 million. The net proceeds from the offerings were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date and the remainder is expected to be used for general partnership purposes, which may include repaying borrowings under its credit facilities or other indebtedness, funding growth investments and acquisitions and working capital. To date, our debt balances have not adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 10 - Debt Obligations to our consolidated financial statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

In February 2019, we entered into definitive agreements to sell a 45% interest in Targa Badlands LLC, the entity that holds all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities for $1.6 billion. We will continue to be the operator of Badlands and will hold majority governance rights. We expect to use the net cash proceeds to pay down debt and for general corporate purposes, including funding our growth capital program. The transaction is expected to close in the second quarter of 2019 and is subject to customary regulatory approvals and closing conditions.

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

Compliance with Debt Covenants

As of December 31, 2018, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

2018	2017	2016	2018 vs. 2017	2017 vs. 2016
(In millions)
$1,213.6	$857.6	$838.4	$356.0	$19.2

The primary drivers of cash flows from operating activities are (i) the collection of cash from customers from the sale of NGLs, natural gas and other petroleum commodities, as well as fees for gas processing, crude gathering, export, fractionation, terminaling, storage and transportation, (ii) the payment of amounts related to the purchase of NGLs and natural gas, (iii) changes in payables and accruals related to major growth projects; and (iv) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

Net cash provided by operations increased from 2017 to 2018 primarily due to the impact of higher NGL and condensate prices and volumes, decreased margin calls from futures contracts, partially offset by increases in payments for operating expenses. The rising commodity prices and volumes resulted in higher cash collections from customers, partially offset by higher product purchases. Increases in payments for operating expenses were mainly due to system expansions.

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

Cash Flows from Investing Activities

2018	2017	2016	2018 vs. 2017	2017 vs. 2016
(In millions)
$(3,146.1)	$(1,892.7)	$(558.6)	$(1,253.4)	$(1,334.1)

Cash used in investing activities increased in 2018 compared to 2017, primarily due to increased outlays for property, plant and equipment and contributions to unconsolidated affiliates, partially offset by lower outlays for business acquisitions and higher proceeds from the sale of assets. Our capital expenditures for property, plant and equipment increased $1,816.5 million in 2018 primarily related to a large number of capital projects, and our contributions to unconsolidated affiliates increased $272.5 million primarily due to the construction activities of GCX and the LM4 Plant. We have made no cash payment for business acquisitions in 2018, whereas in 2017 we paid $570.8 million for the initial cash portion of the Permian Acquisition. In 2018, we received proceeds of $256.9 million from the sale of our facilities in Tacoma, Washington, and Baltimore, Maryland, the sale of inland marine barge business and the exchange of a portion of our Versado gathering system.

Cash used in investing activities increased in 2017 compared to 2016, primarily due to a $735.4 million increase in capital expenditures, reflecting the spending for major growth projects during 2017 and the acquisition of the Flag City Plant. In addition, outlays for business acquisitions increased by $570.8 million for the cash portion of the Permian Acquisition consideration.

Cash Flows from Financing Activities

	2018	2017	2016
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$1,593.8	$149.4	$(962.4)
Contributions from noncontrolling interests	817.9	141.6	43.3
Contributions from TRC and General Partner	600.1	1,720.0	1,381.0
Distributions	(929.8)	(858.6)	(737.6)
Other	(70.9)	(60.6)	(64.0)
Equity offerings, net of financing costs	—	—	(7.5)
Net cash provided by (used in) financing activities	$2,011.1	$1,091.8	$(347.2)

In 2018, we realized a net source of cash from financing activities primarily due to a net increase of debt outstanding and contributions from noncontrolling interests and TRC, partially offset by payments of distributions to TRC. The issuance of 5⅞% Senior Notes due 2026 and increases in net borrowings under TRP Revolver contributed to higher net debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

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

The following table details the distributions declared and/or paid by us for 2018.

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
December 31, 2018	February 13, 2019	$241.3	$238.5
September 30, 2018	November 13, 2018	237.6	234.8
June 30, 2018	August 13, 2018	234.0	231.2
March 31, 2018	May 11, 2018	229.7	226.9

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of December 31, 2018, we have 5,000,000 Preferred Units outstanding. For the year ended December 31, 2018, $11.3 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for December, which were paid subsequently on January 15, 2019.

In January and February 2019, the board of directors of our general partner declared a cash distribution of $0.9 million cash each month for $0.1875 per Preferred Unit. The distributions declared in January were paid on February 15, 2019 and the distributions declared in February will be paid on March 15, 2019.

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

	2018	2017	2016
Capital requirements :	(In millions)
Consideration for business acquisition	$—	$987.1	$—
Contingent consideration (1)	—	(416.3)	—
Cash outlay for business acquisition, net of cash acquired	—	570.8	—

Growth	3,192.7	1,405.7	506.4
Maintenance	135.0	100.8	85.7
Gross capital expenditures	3,327.7	1,506.5	592.1
Transfers of capital expenditures to investment in unconsolidated affiliates	16.0	—	—
Transfers from materials and supplies inventory to property, plant and equipment	(12.7)	(3.6)	(2.4)
Change in capital project payables and accruals	(216.9)	(205.4)	(27.6)
Cash outlays for capital projects	3,114.1	1,297.5	562.1

Total capital outlays	$3,114.1	$1,868.3	$562.1

________________

(1)	See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date.
(2)

Growth capital expenditures, net of contributions from noncontrolling interests, were $2,612.8 million, $1,342.4 million and $444.3 million for the years ended December 31, 2018, 2017 and 2016. Maintenance capital expenditures, net of contributions from noncontrolling interests, were $127.9 million, $99.1 million and $80.5 million for the years ended December 31, 2018, 2017 and 2016.

We currently estimate that we will invest at least $2,300 million in net growth capital expenditures (exclusive of outlays for business acquisitions) and contributions to investments in unconsolidated affiliates for announced projects in 2019. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that, over time, we will invest significant amounts of capital to grow and acquire assets. Future growth capital expenditures may vary significantly based on investment opportunities. We expect that 2019 net maintenance capital expenditures will be approximately $130 million.

Our growth capital expenditures increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to spending related to Grand Prix, additional processing plants and associated infrastructure in the Permian Basin, SouthOK and Badlands, and construction of Train 6. Our maintenance capital expenditures increased for 2018 as compared to 2017, primarily due to our increased asset base and additional infrastructure.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, there were $55.3 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Contractual Obligations

In addition to disclosures related to debt and lease obligations, contained in our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report, the following is a summary of certain contractual obligations over the next several years:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt obligations (1)	$5,228.2	$—	$6.5	$1,891.6	$3,330.1
Interest on debt obligations (2)	1,653.0	281.2	492.1	470.8	408.9
Operating leases (3)	73.4	20.5	32.6	18.6	1.7
Land site lease and rights of way (4)	122.3	4.0	7.3	8.2	102.8

Purchase Obligations (5):
Pipeline capacity and throughput agreements (6)	785.0	167.2	197.7	198.5	221.6
Commodities (7)	240.8	151.3	89.5	—	—
Purchase commitments and service contracts (8)	1,390.4	1,372.9	7.1	2.2	8.2

Other long-term liabilities (9)	42.5	—	7.0	5.6	29.9
	$9,535.6	$1,997.1	$839.8	$2,595.5	$4,103.2
Commodity Volumetric Commitments
Natural gas (MMBtu)	19.9	19.9	—	—	—
NGLs (MMgal)	499.4	213.8	285.6	—	—

________________

(1)	Represents scheduled future maturities of long-term debt obligations for the periods indicated. See Note 10 - Debt Obligations for more information regarding our debt obligations.
(2)

Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2018 rates for floating debt. See Note 10 - Debt Obligations for more information regarding our debt obligations.

(3)	Includes minimum payments on lease obligations for office space, railcars and tractors. See Note 16 - Commitments for more information regarding our operating leases.
(4)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See Note 16 - Commitments for more information regarding our land site lease and rights of way.

(5)

A purchase obligation represents an agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms, including: fixed minimum or variable prices provisions; and the approximate timing of the transaction.

(6)	Consists of pipeline capacity payments for firm transportation and throughput and deficiency agreements.
(7)	Includes natural gas and NGL purchase commitments. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2018.
(8)	Includes commitments for capital expenditures, operating expenses and service contracts.
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

Business Acquisitions

For business acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Goodwill results when the cost of a business acquisition exceeds the fair value of the net identifiable assets of the acquired business. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, benchmark analysis of comparable public companies, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest in the investee, the duration of each liability, and any resulting goodwill can materially impact the financial statements in periods after acquisition. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures to our consolidated financial statements.

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

We evaluate goodwill for impairment at least annually, as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount. We early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for our annual goodwill impairment test as of November 30, 2017, which requires an impairment up to the amount of goodwill to the extent that the carrying value of the affected reporting unit exceeds its fair value.

Our 2016 evaluation was performed under the previous guidance, which required a second step if the carrying value of the reporting unit exceeded its fair value. The second step involved determining the fair value of the assets and liabilities of the affected reporting unit to derive the implied fair value of goodwill. Any excess carrying value over the implied fair value was recognized as a goodwill impairment loss.

Our goodwill impairment assessments utilized the income approach (a discounted cash flow analysis (“DCF”)) to estimate the fair values of our reporting units. Future cash flows for our reporting units were based on our estimates, at that time, of future volumes and operating margin and other factors, such as timing of capital expenditures and terminal values. We took into account current and expected industry and market conditions, including commodity pricing, volumetric forecasts and observable exit multiples in the basins in which the reporting units operate. The discount rates used in our DCF analysis were based on a weighted average cost of capital determined from relevant market comparisons. Changes in the forecasts and assumptions used in our DCF analysis could have a material effect on the results of our goodwill assessment.

Price Risk Management (Hedging)

Our net income and cash flows are subject to volatility stemming from changes in commodity prices and interest rates. In an effort to reduce the volatility of our cash flows, we have entered into derivative financial instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL, and condensate equity volumes, future commodity purchases and sales, and transportation basis risk.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2023. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2018, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Marketing segment and (iii) natural gas transportation basis risk in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

To analyze the risk associated with our derivative instruments, we utilize a sensitivity analysis. We switched from the tabular presentation option to the sensitivity analysis during 2018 as we believe that it provides more meaningful information to investors in understanding our commodity price exposure. The sensitivity analysis measures the change in fair value of our derivative instruments based on a hypothetical 10% change in the underlying commodity prices, but does not reflect the impact that the same hypothetical price movement would have on the related hedged items. The financial statement impact on the fair value of a derivative instrument resulting from a change in commodity price would normally be offset by a corresponding gain or loss on the hedged item under hedge accounting. The fair value of our derivative instruments are also influenced by changes in market volatility for option contracts and the discount rates used to determine the present values.

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2018:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$34.1	$56.2	$12.2
NGLs	57.1	99.2	15.2
Crude oil	21.5	33.3	9.9
Total	$112.7	$188.7	$37.3

For comparison purposes, the following table shows what the effect of hypothetical price movements on the estimated fair value of our derivative instruments were as of December 31, 2017:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$49.8	$72.9	$26.7
NGLs	(71.7)	(19.1)	(124.3)
Crude oil	(16.3)	(2.7)	(29.9)
Total	$(38.2)	$51.1	$(127.5)

The tables above contain all derivative instruments outstanding as of the stated dates for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2018, 2017 and 2016, our operating revenues increased (decreased) by $(72.2) million, $(49.7) million, and $40.1 million, respectively, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $38.2 million at December 31, 2017 to a net asset position of $112.7 million at December 31, 2018. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of December 31, 2018, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of December 31, 2018, we had $980.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $9.8 million based on our December 31, 2018 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $36.7 million as of December 31, 2018. The range of losses attributable to our individual counterparties as of December 31, 2018 would be between $0.3 million and $28.0 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of December 31, 2018, our operating income would decrease by $8.6 million in the year of the assessment.

During the year ended December 31, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 15% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the years ended December 31, 2017 and 2016.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2018.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The directors of our general partner oversee our operations. Our general partner currently has eleven directors. Targa GP Inc. elects all members to the board of directors of our general partner (the “Board”) and our general partner has eight directors that are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating/corporate governance committee.

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

Directors, Executive Officers and Other Officers

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information with respect to the current directors, executive officers and other officers of Targa Resources GP LLC as of February 17, 2019:

Name	Age	Position
Joe Bob Perkins	58	Chief Executive Officer and Director
James W. Whalen	77	Executive Chairman of the Board and Director
Michael A. Heim	70	Vice Chairman of the Board and Director
Matthew J. Meloy	41	President
Jeffrey J. McParland	64	President – Administration
Patrick J. McDonie	58	President – Gathering and Processing
D. Scott Pryor	56	President – Logistics and Marketing
Robert M. Muraro	42	Chief Commercial Officer
Jennifer R. Kneale	40	Chief Financial Officer
Paul W. Chung	58	Executive Vice President, General Counsel and Secretary
Clark White	59	Executive Vice President – Engineering and Operations
John R. Klein	68	Senior Vice President and Chief Accounting Officer
Rene R. Joyce	71	Director
Charles R. Crisp	71	Director
Chris Tong	62	Director
Ershel C. Redd Jr.	71	Director
Laura C. Fulton	55	Director
Waters S. Davis, IV	65	Director
Robert B. Evans	70	Director
Beth A. Bowman	62	Director

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

James W. Whalen has served as Executive Chairman of the Board of the Company and our general partner since January 1, 2015.  Mr. Whalen has also served as a director of the Company since its formation on October 27, 2005 and of our general partner since February 2007. He also served as director of an affiliate of the Company during 2004 and 2005. Mr. Whalen previously served as Advisor to Chairman and CEO of the Company and our general partner between January 1, 2012 and December 31, 2014. He served as Executive Chairman of the Board of the Company between October 25, 2010 and December 31, 2011 and of our general partner between December 15, 2010 and December 31, 2011. He also served as President – Finance and Administration of the Company between January 2006 and October 2010 and our general partner between October 2006 and December 2010 and for various Targa subsidiaries since November 2005. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Company and industry address on a regular basis.

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

Matthew J. Meloy has served as President of the Company and our general partner since March 1, 2018. Mr. Meloy previously served as Executive Vice President and Chief Financial Officer of the Company and our general partner between May 20, 2015 and February 28, 2018. He also served as Treasurer of the Company and our general partner until December 2015. He also served as Senior Vice President, Chief Financial Officer and Treasurer of the Company between October 25, 2010 and May 20, 2015 and of our general partner between December 15, 2010 and May 20, 2015. He also served as Vice President – Finance and Treasurer of the Company between April 2008 and October 2010, and as Director, Corporate Development of the Company between March 2006 and March 2008 and of our general partner between March 2006 and March 2008. He has served as Vice President – Finance and Treasurer of our general partner between April 2008 and December 15, 2010. Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006, most recently serving as Assistant Vice President.

Jeffrey J. McParland has served as President – Administration of the Company since February 22, 2017. He previously served as President – Finance and Administration of the Company between October 25, 2010 and February 22, 2017 and of our general partner between December 15, 2010 and February 22, 2017. He has also served as Executive Vice President and Chief Financial Officer of the Company between October 27, 2005 and October 25, 2010. He also served as an officer of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003. He served as Executive Vice President and Chief Financial Officer of our general partner between October 2006 and December 15, 2010 and served as a director of our general partner from October 2006 to February 2007. Mr. McParland served as Treasurer of the Company from October 27, 2005 until May 2007 and of our general partner from October 2006 until May 2007. Mr. McParland served as Senior Vice President, Finance of Dynegy Inc., a company engaged in power generation, the midstream natural gas business and energy marketing, from 2000 to 2002. In this position, he was responsible for corporate finance and treasury operations activities. He served as Senior Vice President, Chief Financial Officer and Treasurer of PG&E Gas Transmission, a midstream natural gas and regulated natural gas pipeline company, from 1999 to 2000. Prior to 1999, he worked in various engineering and finance positions with companies in the power generation and engineering and construction industries.

Patrick J. McDonie, has served as President – Gathering and Processing of the Company and our general partner since March 1, 2018.  Mr. McDonie previously served as Executive Vice President – Southern Field Gathering and Processing of the Company and our general partner between November 12, 2015 and February 28, 2018. He also served as President of Atlas Pipeline Partners GP LLC (“Atlas”), which was acquired by the Partnership on February 28, 2015, between October 2013 and February 2015. He also served as Chief Operating Officer of Atlas between July 2012 and October 2013 and as Senior Vice President of Atlas between July 2012 and October 2013. He served as President of ONEOK Energy Services Company, a natural gas transportation, storage, supplier and marketing company between May 2008 and July 2012.

D. Scott Pryor has served as President – Logistics and Marketing of the Company and our general partner, since March 1, 2018.  Mr. Pryor previously served as Executive Vice President – Logistics and Marketing of the Company and our general partner between November 12, 2015 and February 28, 2018. He also served as Senior Vice President – NGL Logistics & Marketing of Targa Resources Operating LLC (“Targa Operating”) and various other subsidiaries of the Partnership between June 2014 and November 2015. He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2005.

Robert M. Muraro has served as Chief Commercial Officer of the Company and our general partner since March 1, 2018.  Mr. Muraro previously served as Executive Vice President – Commercial of the Company and our general partner between February 22, 2017 and February 28, 2018. He also served as Senior Vice President – Commercial and Business Development of Targa Midstream Services LLC (“Targa Midstream”) and various other subsidiaries of the Partnership between March 2016 and February 2017. He also served as Vice President – Commercial Development of Targa Midstream and various other subsidiaries of the Partnership between January 2013 and March 2016. He held the position of Director of Business Development between August 2004 and January 2013.

Jennifer R. Kneale has served as Chief Financial Officer of the Company and our general partner since March 1, 2018. Ms. Kneale previously served as Vice President – Finance of the Company and our general partner between December 16, 2015 and February 28, 2018. She also served as Senior Director, Finance of the Company and our general partner between March 2015 and December 2015.  She also served as Director, Finance of the Company and our general partner between May 2013 and February 2015. Ms. Kneale was with Tudor, Pickering, Holt & Co. in its energy private equity group, TPH Partners, from September 2011 to May 2013, most recently serving as Director of Investor Relations.

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

Clark White has served as Executive Vice President – Engineering and Operations of the Company and our general partner since November 12, 2015. Mr. White previously served as Senior Vice President – Field G&P of Targa Operating and various other subsidiaries of the Partnership between June 2014 and November 2015. He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2003.

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

Charles R. Crisp has served as a director of the Company since its formation on October 27, 2005 and of our general partner since March 1, 2016. He also served as a director of an affiliate of the Company during 2004 and 2005. Mr. Crisp was President and Chief Executive Officer of Coral Energy, LLC, a subsidiary of Shell, from 1999 until his retirement in November 2000 and was President and Chief Operating Officer of Coral from January 1998 through February 1999. Prior to this, Mr. Crisp served as President of the power generation group of Houston Industries and, between 1988 and 1996, as President and Chief Operating Officer of Tejas. Mr. Crisp is also a director of Southern Company Gas (formerly known as AGL Resources Inc.), a subsidiary of The Southern Company, EOG Resources Inc. and IntercontinentalExchange Inc. Mr. Crisp brings extensive energy experience, a vast understanding of many aspects of our industry and experience serving on the boards of other public companies in the energy industry. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Chris Tong has served as a director of the Company since January 2006 and of our general partner since March 1, 2016. Mr. Tong is a director of Kosmos Energy Ltd. He served as Senior Vice President and Chief Financial Officer of Noble Energy, Inc. from January 2005 until August 2009. He also served as Senior Vice President and Chief Financial Officer for Magnum Hunter Resources, Inc. from August 1997 until December 2004. Prior thereto, he was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries, including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. Mr. Tong held these positions from August 1996 until August 1997 and had served in other treasury positions with Tejas since August 1989. Mr. Tong brings a breadth and depth of experience as a chief financial officer in the energy industry, a financial executive, a director of other public companies and a member of other audit committees. He brings significant financial, capital markets and energy industry experience to the board and in his position as the chairman of our Audit Committee.

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

Robert B. Evans has served as a director of the Company since March 1, 2016 and of our general partner since February 2007. Mr. Evans is also a director of New Jersey Resources Corporation and One Gas, Inc. Mr. Evans was a director of Sprague Resources GP LLC until October 2018.  Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing the Partnership.

Beth A. Bowman has served as a director of the Company and our general partner since September 7, 2018.  Ms. Bowman has served as a director of Sprague Resources GP LLC, the general partner of Sprague Resources LP (“Sprague”), since October 2014, and she currently serves on the Audit Committee of Sprague.  Ms. Bowman held management positions at Shell Energy North America (US) L.P. (“Shell”) for 17 years until her retirement in September 2015.  While at Shell, she held the roles of Senior Vice President of the West and Mexico and later as the Senior Vice President of Sales and Origination for Shell’s North America business.  Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility in various areas including trading and marketing, risk management, fuel and power supply, regulatory, finance and engineering.  Ms. Bowman also served on the board of the California Power Exchange and the board of the California Foundation of Energy and Environment from 2004 until 2015.  Ms. Bowman’s extensive energy industry background, including her experience in origination, commodities markets and risk management enhances the knowledge of the board in these areas of the oil and gas industry.

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

Board of Directors

Our board of directors consists of eleven members. The board reviewed the independence of our directors using the independence standards of the NYSE and, based on this review, determined that Messrs. Joyce, Crisp, Evans, Redd, Tong and Davis and Mses. Fulton and Bowman are independent within the meaning of the NYSE listing standards currently in effect.

Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2020, 2021 and 2019, respectively. The Class I directors are Messrs. Crisp, Heim and Whalen and Ms. Fulton the Class II directors are Messrs. Evans, Redd, and Perkins and Ms. Bowman and the Class III directors are Messrs. Tong, Joyce and Davis. At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired. This classification of our board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of the board of directors.

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

Available Information

We make available, free of charge within the “Corporate Governance” section of our website at http://www.targaresources.com and in print to any unitholder who so requests, our Corporate Governance Guidelines, Code of Ethics, Code of Conduct and the Audit Committee Charter. Requests for print copies may be directed to: Investor Relations, Targa Resources Partners LP, 811 Louisiana, Suite 2100, Houston, Texas 77002 or made by telephone by calling (713) 584-1000. The information contained on or connected to our internet website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% unitholders to file with the SEC reports of ownership and changes in ownership of our equity securities that are registered pursuant to Section 12 of the Exchange Act. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2018, all of our directors, executive officers and beneficial owners of more than 10% of our Preferred Units complied with Section 16(a) filing requirements applicable to them.

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

For 2018, our named executive officers were:

Name	Position as of December 31, 2018
Joe Bob Perkins	Chief Executive Officer
Matthew J. Meloy	President
Jennifer R. Kneale	Chief Financial Officer
Patrick J. McDonie	President – Gathering and Processing
D. Scott Pryor	President – Logistics and Marketing
Paul W. Chung	Executive Vice President, General Counsel and Secretary

Mr. Meloy served as our Chief Financial Officer in 2018 from January 1 to March 1, at which time he was promoted to President and Ms. Kneale was appointed to serve as our Chief Financial Officer.

The named executive officers of the Company also served as executive officers of our General Partner during 2018. The named executive officers devote their time as needed to the conduct of the Company’s business and affairs and the conduct of the Partnership’s business and affairs.

The compensation information described in this CD&A and contained in the tables that follow reflects all compensation received by the named executive officers for the services they provide to the Company and for the services they provide to our General Partner and the Partnership for the years indicated. For 2018, the Compensation Committee of the Company’s board of directors (the “Compensation Committee”) was generally responsible for determining and setting compensation practices for the named executive officers. During 2018, we reimbursed the Company and its affiliates for the compensation of the named executive officers pursuant to the Partnership’s partnership agreement. See “— Certain Relationships and Related Transactions” and “Director Independence – Partnership Agreement” for additional information regarding our reimbursement obligations.

The Compensation Committee believes that it has taken actions to govern compensation in a responsible way, as described in this CD&A, and our performance demonstrates that the compensation programs are structured to pay reasonable amounts for performance based on the Company’s understanding of the markets in which we compete for executive talent.

The Company held its most recent advisory say-on-pay vote regarding executive compensation at its 2018 Annual Meeting. At that meeting, more than 93% of the votes cast by the Company’s shareholders approved, on an advisory basis, of the compensation paid to the named executive officers as described in the CD&A and the other related compensation tables and disclosures contained in the Company’s Proxy Statement filed with the SEC on March 29, 2018. The board of directors of the Company and the Compensation Committee reviewed the results of this vote and concluded that, with this level of support, no changes to the compensation design and philosophy needed to be considered as a result of the say-on-pay vote.  In accordance with the preference expressed by the Company’s shareholders to conduct an advisory vote on executive compensation every year, the next advisory vote will occur this year at the Company’s 2019 Annual Meeting. We are generally not subject to the advisory say on pay vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Summary of Key Strategic Results

As noted above, our operating assets are held in the Partnership. As described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, our 2018 strategic and operational accomplishments and our 2018 financial results (including the financial results of the Partnership on a consolidated basis) demonstrate the performance of our businesses, which, along with our ongoing growth capital expenditure programs, have allowed us to increase both our business scale and diversity. In summary, certain of our more significant financial, operational and strategic highlights in 2018 included:

Excellent execution across our businesses with Company Adjusted EBITDA of over $1.3 billion, driven by higher Field G&P volumes, higher fractionation volumes and continued strong export volumes while exceeding the high end of the public EBITDA guidance range and with dividend coverage that achieved public guidance;

Excellent execution on 2018 net growth investments of approximately $2.7 billion completed or on track to be completed generally on time and on budget;

Continued development of our potential future expansion project portfolio;

Excellent financial execution including capital raising and balance sheet and liquidity management while funding growth expenditures and maintaining TRC dividend per share; and

A continued strong track record and performance regarding safety and strong compliance performance in all other aspects of our business, including environmental and regulatory compliance.

See “—Components of Executive Compensation Program for Fiscal 2018—Annual Incentive Bonus” for further discussion of certain of these summary highlights. Please also see our Annual Report on Form 10-K for the year ended December 31, 2018 for a reconciliation of Adjusted EBITDA to net income (loss) attributable to the Company.

Summary of 2018 and 2019 Compensation Decisions

While the compensation arrangements for our named executive officers during fiscal 2018 remained substantially similar to those in place during fiscal 2017, specific compensatory actions in 2018 included the following:

2018 Annual Bonus Pool Funding and CEO and Executive Chairman Bonus Award Paid in Restricted Stock Units.  Our overall performance on the 2018 business priorities significantly exceeded expectations for the year (as was the case for 2017), the bonus pool was funded at 170% of target under the 2018 Bonus Plan.  In connection with this approval and our current focus on reducing cash expenses, and in light of industry conditions in late 2018 and early 2019, the Compensation Committee approved settlement of the 2018 bonuses solely in restricted stock units awards for our Chief Executive Officer and our Executive Chairman of the Board (“Chairman”), instead of an all-cash bonus.  The restricted stock unit awards will vest in full three years after the date of grant of the award, subject to continued employment of the officer through that date. See “—Components of Executive Compensation Program for Fiscal 2018—Annual Incentive Bonus” for additional information.

Increases to 2018 Total Compensation and Increases to Base Salary. For 2018, base salary raises were approved for the named executive officers ranging from 5% to 43% from 2017 amounts. Specifically, the following base salary increases were approved: (i) 13% for Mr. Perkins, (ii) 11% for Mr. Meloy, (iii) 43% for Ms. Kneale, (iv) 12% for Mr. McDonie, (v) 12% for Mr. Pryor and (vi) 5% for Mr. Chung. The Compensation Committee authorized base salary increases for the named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2018 Peer Group, considering company size, and, in the case of Mr. Meloy and Ms. Kneale, to reflect professional growth and the assumption of additional responsibilities in connection with their promotions.  Ms. Kneale’s base salary was also adjusted to bring her closer to similarly situated officers, as her salary was significantly below those of officers with a comparable level of duties and responsibilities both internally and in comparison to our peers.  See “—Changes for 2018—2018 Peer Group” for a description of the companies that comprise the 2018 Peer Group.  In addition, for 2018 under our annual incentive bonus plan, the target bonus percentages for our named executive officers (other than Mr. Chung) were increased in order to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our 2018 Peer Group, adjusted for company size. For similar reasons, the long-term equity incentive award targets for 2018 for the named executive officers were also increased.

Performance/Retention Awards.   In recognition of past performance and to enhance retention, on January 12, 2018, the Compensation Committee also granted a special retention award to Mr. Perkins. The special retention award was granted in the form of 80,000 restricted stock units that vest 50% on December 31, 2018 and the remaining 50% on December 31, 2019, subject to his continued employment through the applicable vesting date. Mr. Perkins is the only named executive officer who received a special retention award in 2018.

With respect to 2019 compensation, the Compensation Committee has made the following determinations, which are described in greater detail below under “—Changes for 2019: Increases to 2019 Total Compensation”. For 2019, base salary raises were approved for the named executive officers ranging from approximately 5% to 14%. The Compensation Committee authorized base salary increases for the named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2019 Peer Group, considering company size, and, in the case of Mr. Meloy and Ms. Kneale, to reflect their growth into the second year of their positions and the assumption of additional responsibilities in 2018 and 2019, respectively. See “—Changes for 2019—2019 Peer Group” for a description of the companies that comprise the 2019 Peer Group.  In addition, for 2019 under our annual incentive bonus plan, the target bonus percentages for several of our named executive officers were increased in order to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our 2019 Peer Group, considering company size, and to reflect the changes in positions and responsibilities referenced above.  For similar reasons, the long-term equity incentive award targets for 2019 for Messrs. Perkins, McDonie and Pryor and Ms. Kneale also increased.

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

Consistent with this philosophy and the compensation objectives, our 2018 executive compensation program consisted of the following elements:

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

Accelerated vesting of equity awards upon certain change in control transactions and qualifying termination events

Continued vesting of equity awards following retirement, subject to provision of consulting services or compliance with non-compete obligations

•    Helps mitigate possible disincentives to pursue value-added merger or acquisition transactions if employment prospects are uncertain

•    Provides assistance with transition if post-transaction employment is not offered

•    Allows the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees

Perquisites	None, other than minimal parking subsidies	• The Compensation Committee’s policy is not to pay for perquisites for any of our named executive officers, other than minimal parking subsidies

Fiscal 2018 Total Direct Compensation

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

The approximate allocation of target total direct compensation for our named executive officers in fiscal 2018 is presented below. This reflects (i) the salary rates in effect as of December 31, 2018, (ii) target annual incentive bonuses for services performed in fiscal 2018, and (iii) the grant date fair value of long-term equity incentive awards granted during fiscal 2018 (excluding the grant date fair value of equity awards granted in 2018 in lieu of 2017 annual incentive cash bonus payments).

Fiscal 2018 Target Total Direct Compensation

	Joe Bob Perkins		Matthew J. Meloy	Jennifer R. Kneale	Patrick J. McDonie	D. Scott Pryor	Paul W. Chung
Base Salary	12%		14%	26%	22%	22%	22%
Annual Incentive Bonus	23%	(1)	17%	15%	22%	22%	22%
Long-Term Equity Incentive Awards	65%		69%	59%	56%	56%	56%
Total	100%		100%	100%	100%	100%	100%

(1)	Mr. Perkins received 100% of his annual incentive bonus in the form of restricted stock unit awards that will vest in full three years after the date of the award, subject to his continued employment.

Over the last five calendar years, the target total direct compensation (base salary plus target annual incentive bonus plus grant date fair value of long-term equity incentive awards) as set by the Compensation Committee for our Chief Executive Officer has resulted in target levels that have been significantly below the total direct compensation levels of similarly situated executives at companies in our Peer Group. The implied market median compensation level is determined by the Compensation Consultant using a regression analysis for our Peer Group that considers company size and that predicts total direct compensation as correlated to market capitalization and total assets. The following chart illustrates the relationship between the target total direct compensation available to our Chief Executive Officer and the implied market median level and estimated top 25th percentile and top 10th percentile developed by our Compensation Consultant for the last five years:

Note: For the Total Direct Compensation Chart, the implied market median is shown as the solid blue bar, the estimated 75th percentile is shown as the light blue bar, the 90th percentile is shown as the gray bar and the target compensation for our Chief Executive Officer is shown as the orange bar.

Because incentive compensation (i.e., target annual incentive bonus and grant date fair value of long-term equity incentive awards) comprised 88% of our Chief Executive Officer’s total direct compensation opportunity for 2018, the amount of compensation our Chief Executive Officer ultimately realizes from these awards may be more or less than the cash he would have received for the target amounts, as determined in particular by our Compensation Committee’s evaluation of our performance and the long-term performance of our common stock.

Annual Total Shareholder Return

In the last five calendar years, we have delivered annual total returns to our shareholders (share price appreciation plus dividends) of   -18.1% (for 2018), -7.2% (for 2017), 120.7% (for 2016), -71.3% (for 2015) and 23.3% (for 2014).

Methodology and Process

Role of Compensation Consultant in Setting Compensation

The Compensation Committee retained BDO as its independent Compensation Consultant to advise the Compensation Committee on matters related to executive and non-management director compensation for 2018. During 2017 and 2018, the Compensation Committee received advice from the Compensation Consultant with respect to the development and structure of our 2018 executive compensation program. As discussed above under “Meetings and Committees of Directors—Committees of the Board of Directors—Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with the Compensation Consultant.

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

The Peer Group company data and analysis that is reviewed by senior management and the Compensation Committee is simply one set of factors out of many that is used in connection with the establishment of compensation opportunities for our officers. The other factors considered include, but are not limited to, (i) other available compensation data, rankings and comparisons for similarly situated officers, (ii) effort and accomplishment on a group and individual basis, (iii) challenges faced and challenges overcome, (iv) unique skills, (v) contribution to the management team and (vi) the perception of both the Board of Directors and the Compensation Committee of  performance relative to expectations and actual market/business conditions. All of these factors, including Peer Group company data and analysis, are utilized in a subjective assessment of each year’s decisions relating to base salary, annual incentive bonus and long-term equity incentive award decisions.

To reflect the market in which we compete for executive talent, the Peer Group considered by the Compensation Committee in consultation with senior management for compensation comparison purposes for 2018 included companies in three comparator groups: (1) midstream companies (“Midstream Companies”), (2) exploration and production companies (“E&Ps”), and (3) energy utilities, and our analysis placed greater weight on the compensation data reported by other publicly-traded Midstream Companies. E&Ps and utilities selected for the Peer Group, in the Compensation Committee’s opinion, provide relevant reference points because they have similar or related operations, compete in the same or similar markets, face similar regulatory challenges and require similar skills, knowledge and experience of their executive officers as we require of our executive officers.

In order to consider company size as a factor for companies in the Peer Group that are larger or smaller than we are as measured by market capitalization and total assets, with the assistance of the Compensation Consultant, compensation data for the Peer Group companies is analyzed using both traditional analysis which limits the companies that are considered to a reasonable range around our size and also with multiple regression analysis to develop a prediction of the total compensation that Peer Group companies of comparable size to us would offer similarly-situated executives.  For 2018, the regressed data was analyzed separately for each of the three comparator groups and then weighted as follows to develop reference points for assessing our total executive pay opportunity relative to market practice: (1) Midstream Companies (given a 70% weighting), (2) E&Ps (given a 15% weighting) and (3) utility companies (given a 15% weighting).  More traditional benchmarks of Midstream Companies without regression are also considered for the separate Peer groups with weighting and for the combined Peer groups without weighting. Additionally, we considered survey results, comparisons with individual companies and positions, and the distribution of such data and analysis. Periodically we make changes in the Peer Group to reflect the change in ownership status or size of some of the peer companies, to include additional companies and/or to create more balance in the make-up of the Peer Group. Largely due to mergers and acquisitions during the 2018 year, the Peer Group identified at the beginning of the 2018 year (and reflected as the proposed 2018 Peer Group within our 2018 proxy statement) and the Peer Group that remained relevant for our comparative purposes at the end of the 2018 differed slightly.  The list below reflects the original 2018 Peer Group for purposes of determining 2018 compensation levels, although the table immediately following the original list reflects how the list was modified during the 2018 year.

Midstream Companies (the “2018 Midstream Peer Group”): Andeavor Logistics LP, Boardwalk Pipeline Partners, L.P., Buckeye Partners, L.P., DCP Midstream Partners, L.P.,  Enable Midstream Partners, L.P., Energy Transfer Equity, L.P., EnLink Midstream Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains GP Holdings, L.P., Tallgrass Energy Partners, LP, Tesoro Corporation and Williams Companies, Inc.

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

Utility peer companies: Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., Dominion Resources, Inc., DTE Energy Company, Enbridge Inc., Entergy Corporation, EQT Corporation, MDU Resources Group, Inc., National Fuel Gas Company, NiSource Inc., Public Service Enterprise Group, Inc., SCANA Corporation, Sempra Energy, TransCanada Corporation and Xcel Energy Inc.

Based upon the recommendation of our Compensation Consultant, we made the following changes to our Peer Group during the 2018 year:

Removed from 2018 Peer Group	Added to 2018 Peer Group
Andeavor Logistics LP (Midstream)	The Southern Company (Utilities)
DCP Midstream Partners, L.P. (Midstream)
Tesoro Corporation (Midstream)
RSP Permian, Inc.(E&P)
SCANA Corporation (Utilities)

Our final 2018 Peer Group had a number of companies that overlapped with the companies comprising our 2017 Peer Group, although similar to the 2018 year, we made changes to the 2017 Peer Group during the 2017 year between the beginning and ending of the 2017 year.  The final 2018 Peer Group differs from the final 2017 Peer Group as follows:

Removed from the Final 2017 Peer Group	Added to the Final 2017 Peer Group
The Southern Company (Originally removed from Midstream; later added to Utilities)	Andeavor Logistics LP (Midstream)
Tesoro Corporation (Midstream)
SCANA Corp. (Utilities)

Senior management and the Compensation Committee review our compensation-setting practices and Peer Group companies on at least an annual basis. See “—Changes for 2019—2019 Peer Group” for a description of the changes that were made to the Peer Group for 2019 compensation purposes.

Role of Senior Management in Establishing Compensation for Named Executive Officers

Typically, under the direction of the Compensation Committee, senior management consults with the Compensation Consultant and reviews market data and evaluates relevant compensation levels and compensation program elements towards the end of each fiscal year. Based on these consultations and assessments of performance relative to our business priorities, senior management and the Compensation Consultant submits emerging conclusions to the Chairman of the Compensation Committee, meets periodically with the full Compensation Committee together with Compensation Consultant relative to process and performance, and subsequently, provides a proposal to the Chairman of the Compensation Committee. The proposal includes a recommendation of base salary, target annual incentive bonus opportunity and long-term equity incentive awards to be paid or awarded to executive officers for the next fiscal year. In addition, the proposal includes a recommendation regarding the annual incentive bonus amount to be paid for the current fiscal year.

The Chairman of the Compensation Committee reviews and discusses the proposal with senior management and the Compensation Consultant and may discuss it with the other members of the Compensation Committee, other members of the Board of Directors and/or the full Board of Directors. The Chairman of the Compensation Committee may request that senior management and/or the Compensation Consultant provide him with additional information or reconsider or revise the proposal. The resulting recommendations are then submitted for consideration to the full Compensation Committee, which typically meets separately with the Compensation Consultant and typically discusses the recommendations with the other members of the Board of Directors. The final compensation decisions for the named executive officers are made by the Compensation Committee and reported to the Board of Directors.

Our senior management members typically have no other role in determining compensation for our named executive officers. The Compensation Committee may delegate the approval of equity-based award grants and other transactions and responsibilities regarding the administration of our equity compensation program to the Executive Chairman of the Board or the Chief Executive Officer with respect to employees and officers other than our Section 16 officers. Our executive officers are delegated the authority and responsibility to determine the compensation for all other employees.

Components of Executive Compensation Program for Fiscal 2018

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

For 2018, the Compensation Committee authorized base salary increases for all of the named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2018 Peer Group, considering company size, and to reflect professional growth and the assumption of additional responsibilities.  The 2018 base salary rates for our named executive officers were as follows:

	Prior Salary	Base Salary Effective March 1, 2018	Percent Increase (approximate)
Joe Bob Perkins	$750,000	$850,000	13%
Matthew J. Meloy	475,000	525,000	11%
Jennifer R. Kneale	245,000	350,000	43%
Patrick J. McDonie	425,000	475,000	12%
D. Scott Pryor	425,000	475,000	12%
Paul W. Chung	500,000	525,000	5%

Annual Incentive Bonus

For 2018, our named executive officers were eligible to receive annual incentive bonuses under the 2018 Annual Incentive Compensation Plan (the “2018 Bonus Plan”), which was approved by the Compensation Committee in January 2018. The funding of the bonus pool and the payment of individual bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee (following recommendations from our Chief Executive Officer) and will generally be determined near or following the end of the year to which the bonus relates.

Target Bonus Amounts.  Each named executive officer’s target bonus amount is equal to the product of the officer’s base salary (at the rate in effect as of the last day of the year to which the bonus relates) and the officer’s target bonus percentage. For purposes of the 2018 Bonus Plan, the percentage of base salary that was set as the “target” amount for each named executive officer’s bonus was as follows:

	Target Bonus Percentage (as a % of Base Salary)	Target Bonus Amount
Joe Bob Perkins	200%	$1,700,000
Matthew J. Meloy	125%	656,250
Jennifer R. Kneale	60%	210,000
Patrick J. McDonie	100%	475,000
D. Scott Pryor	100%	475,000
Paul W. Chung	100%	525,000

For 2018, the target bonus percentage for each of the named executive officers (other than Mr. Chung) was increased to align their total direct compensation more closely with the total direct compensation provided to similarly situated executives.

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

2018 Bonus Plan Funding Level and Assessment of Business Priorities.   The Compensation Committee, after consultation with the Chief Executive Officer, established the following overall threshold, target and maximum levels for the 2018 Bonus Plan: (i) 50% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a threshold level; (ii) 100% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a target level; and (iii) 200% of the target amount of the bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a maximum level. While the established threshold, target and maximum levels provide general guidelines in determining the funding level of the bonus pool each year, senior management recommends a funding level to the Compensation Committee based on our achievement of specified business priorities for the year and other factors, and the Compensation Committee ultimately determines the total amount to be allocated to the bonus pool in its sole discretion based on its assessment of the business priorities and our overall performance for the year.

For purposes of determining the actual funding level of the bonus pool and the amount of individual bonus awards under the 2018 Bonus Plan, the Compensation Committee focused on the business priorities listed in the table below. The 2018 business priorities are the same eight business priorities as in effect for 2017, except that the priority related to execution on major capital and development projects has been modified to add staffing for the new facilities. These priorities are not objective in nature — they are subjective, and performance in regard to these priorities is ultimately evaluated by the Compensation Committee in its sole discretion, informed by monthly and quarterly reports from management and ongoing dialogue concerning the priorities. As such, success does not depend on achieving a particular target; rather, success is evaluated based on past norms, expectations and unanticipated obstacles or opportunities that arise. For example, hurricanes and deteriorating or changing market conditions may alter the priorities initially established by the Compensation Committee such that certain performance that would otherwise be deemed a negative may, in context, be a positive result. This subjectivity allows the Compensation Committee to account for the full industry and economic context of our actual performance and that of our personnel. The Compensation Committee considers all strategic priorities and reviews performance against the priorities and context but does not apply a formula or assign specific weightings to the strategic priorities in advance.

2018 Business Priority	Committee Consensus	Overall Assessment
Execute on all business dimensions, including the 2018 business plan and public guidance	Exceeded

•    Excellent execution across our businesses

•    Year-over-year volume growth of about 17% for Field G&P including 24% growth for the Permian; fractionation volumes increased 20%

•    Met guidance for volumes in both G&P and for our LPG exports

•    Achieved dividend coverage guidance of about 1.0x

•    Excellent balance sheet and liquidity management while funding approximately $2.7 billion in net growth investments and maintaining flat dividend per share

•    Very strong commercial and operational customer focus during the year

Continue priority emphasis and strong performance relative to a safe workplace	Achieved

•    Strong track record and performance regarding safety and compliance in all aspects of our business, including ongoing training and environmental and regulatory compliance; continued industry recognition through safety awards

Reinforce business philosophy and mindset that promote compliance in all aspects of our business including environmental and regulatory compliance	Exceeded

•    Improved ES&H organization and processes to respond to growth including enhanced communication, industry advocacy and compliance tracking; received industry recognition and awards for safety and compliance practices

Continue to attract and retain the operational and professional talent needed in our businesses	Exceeded	• Successful talent hiring and retention while continuing organizational realignments to streamline operations, manage growth and to provide development opportunities for employees
Continue to control all costs—operating, capital and general and administrative (“G&A”) consistent with the existing business environment	Achieved	• Continued focus on controlling costs despite significant increase in assets and volumes
Execute on major capital and development projects—finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding, and staffing for the new facilities	Exceeded

•    2018 net growth investments of about $2.7 billion completed or on track to be completed generally on schedule and on budget, including

•    Start-up of 250 MMcf/d Wildcat Plant in Permian Delaware

•    Start-up of 200 MMcf/d Joyce Plant in Permian Midland

•    Start-up of 200 MMcf/d Johnson Plant in Permian Midland

•    Start-up of 150 MMcf/d Hickory Hills Plant in Southern Oklahoma

•    Significant progress on Grand Prix pipeline

•    Significant progress on Targa Fractionation Train 6

•    Significant progress on several other processing plants including Hopson, Pembrook, Little Missouri IV and others

Pursue selected growth opportunities, including gathering and processing (“G&P”) build outs, fee-based capital expenditure projects, and potential purchases of strategic assets	Strongly Exceeded

•    Continued success growing Targa’s footprint in Gathering and Processing and continued to expand customer relationships across all areas

•    Agreements for several strategic joint ventures, completed in 2018

•    JV in Badlands with Hess Midstream

•    Expanded JV with Sanchez in South Texas

•    Continued development of our potential future expansion project portfolio including the Williams NGL agreement and related expansion of Grand Prix executed in early 2019

Pursue commercial and financial approaches to achieve maximum value and manage risks, including contract, credit, inventory, interest rate and commodity price exposures	Exceeded

•    Strong credit, inventory, hedging and balance sheet management

•    Insignificant write offs and proactive management of contractual relationships associated with customer financial issues

•    Increased volumes and margins in Field G&P through contract renewals and new dedications

After assessing the results of the 2018 business priorities as summarized above, the Compensation Committee determined in January 2019 that overall performance relative to the 2018 business priorities substantially exceeded expectations.  This subjective assessment that performance substantially exceeded expectations was based on a qualitative business assessment rather than a mechanical, quantitative determination of results across each of the business priorities, and occurred with the background and ongoing context of (i) refinements of the 2018 business priorities by the Board of Directors and the Compensation Committee, (ii) continued discussion and active dialogue among the Board of Directors and the Compensation Committee and management about priorities and performance, including routine reports sent to the Board of Directors and the Compensation Committee, (iii) detailed monthly performance communications to the Board of Directors, (iv) presentations and discussions in subsequent Board of Directors and Compensation Committee meetings, and (v) further discussion among the Board of Directors and Compensation Committee of our performance relative to expectations near the end and following the end of 2018. The extensive business and board of director experience of the members of the Compensation Committee and of our Board of Directors provides the perspective to make this subjective assessment in a qualitative manner and to evaluate overall management performance and the performance of individual executive officers.

Based on the Compensation Committee’s assessment of overall performance of the 2018 business priorities, the Compensation Committee, in its sole discretion, approved an annual bonus pool equal to 170% of the target level under the 2018 Bonus Plan.

Individual Performance Multiplier. The Compensation Committee also evaluated the executive group and each officer’s individual performance for the year and determined that there were no special circumstances that would be quantified applicable to any named executive officer’s performance for 2018 other than Ms. Kneale. As a result, the Compensation Committee determined that a performance multiplier of 1.0x should be applied to each named executive officer (other than Ms. Kneale) for 2018 based on the officer’s individual performance and performance as part of the executive team.  Ms. Kneale received an individual multiplier of 1.25x due to her significant contributions during 2018.

Settlement of 2018 Bonus Awards.  In light of the current industry market conditions and the Company’s resulting focus on reducing cash expenses, the Compensation Committee also approved settlement of the 2018 bonuses solely in restricted stock units awards for our Chief Executive Officer and our Chairman, instead of all-cash bonuses.

Specifically, the Compensation Committee determined that 100% of our Chief Executive Officer’s total bonus would be settled in the form of restricted stock unit awards, resulting in him receiving restricted stock unit awards corresponding to approximately 170% of his target bonus amounts under the 2018 Bonus Plan.  The number of restricted stock units awarded to the Chief Executive Officer was determined by dividing the total dollar value allocated to the bonus amount by the ten-day average closing price of the shares of common stock measured over a period of time prior to the date of grant ($41.04).  These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officer through that date or fulfillment of certain service related requirements following retirement and he will receive a cash payment during the period that the awards are outstanding equal to each dividend paid with respect to a share of common stock times the number of restricted stock units awarded. The following table reflects the awards actually received by our named executive officers under the 2018 Bonus Plan, including the value of restricted stock unit awards received:

	Target Bonus Amount ($)	Individual Performance Factor	Company Performance Factor	Total Bonus Amount To Be Received	Cash Amount to be Paid ($)	Approximate Value and Number of Restricted Stock Units Awarded (#)
Joe Bob Perkins	$1,700,000	1.00	1.7	$2,890,000	$—	70,419 RSUs
Matthew J. Meloy	656,250	1.00	1.7	1,115,625	1,115,625	—
Jennifer R. Kneale	210,000	1.25	1.7	446,250	446,250	—
Patrick J. McDonie	475,000	1.00	1.7	807,500	807,500	—
D. Scott Pryor	475,000	1.00	1.7	807,500	807,500	—
Paul W. Chung	525,000	1.00	1.7	892,500	892,500	—

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

In addition, prior to the TRC/TRP Merger, the General Partner sponsored and maintained the Targa Resources Partners Long-Term Incentive Plan (the “Long-Term Incentive Plan”), under which the General Partner could grant equity-based awards related to the Partnership’s common units to individuals, including the named executive officers, who provide services to the Partnership. In connection with the TRC/TRP Merger, we adopted and assumed the Long-Term Incentive Plan and outstanding awards thereunder, and amended and restated the plan and renamed it the Targa Resources Corp. Equity Compensation Plan (the “Equity Compensation Plan”). We continued to maintain the Equity Compensation Plan during 2018.  However, since the number of shares reserved under the Equity Compensation Plan had been substantially exhausted as of the end of 2016, the Company no longer intends to continue making grants under the Equity Compensation Plan. As of the end of 2018, none of our named executive officers held outstanding awards pursuant to the Equity Compensation Plan.

Form and Amount of Equity Awards. Long-term equity incentive awards to our named executive officers under the Stock Incentive Plan are generally made near the beginning of each year. For 2018, the Compensation Committee awarded long-term equity incentive awards in the form of both restricted stock unit and performance share unit awards under our Stock Incentive Plan. The vesting of the performance share units is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For 2018, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (i) fifty percent (50%) to restricted stock unit awards under the Stock Incentive Plan and (ii) fifty percent (50%) to equity-settled performance share unit awards under the Stock Incentive Plan.

The Compensation Committee determines the amount of long-term equity incentive awards under the Stock Incentive Plan that it believes are appropriate as a component of total compensation for each named executive officer based on its decisions regarding each named executive officer’s total compensation targets. The total dollar value of long-term equity incentive awards for each named executive officer for a given year is typically equal to a specified percentage of the officer’s base salary; however, the Compensation Committee may, in its discretion, award additional long-term equity incentive awards if deemed appropriate. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period of time prior to the date of grant.  For executive awards granted in 2018, the specified percentage of each named executive officer’s base salary used for purposes of determining the amount of long-term equity incentive awards granted and the corresponding dollar values are set forth in the following table:

	Percentage of Base Salary	Total Dollar Value of Long- Term Equity Incentive Awards
Joe Bob Perkins	550%	$4,675,000
Matthew J. Meloy	500%	2,625,000
Jennifer R. Kneale	225%	787,500
Patrick J. McDonie	250%	1,187,500
D. Scott Pryor	250%	1,187,500
Paul W. Chung	250%	1,312,500

For 2018, the Compensation Committee approved increases in the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to certain of the named executive officers.

2018 Restricted Stock Unit Awards. On January 17, 2018, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 46,987 restricted stock units to Mr. Perkins, (ii) 26,383 restricted stock units to Mr. Meloy, (iii) 7,915 restricted stock units to Ms. Kneale, (iv) 11,935 restricted stock units to Mr. McDonie, (v) 11,935 restricted stock units to Mr. Pryor and (vi) 13,191 restricted stock units to Mr. Chung. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or if, from the date of the executive’s retirement through the third anniversary of the grant date, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).  The Compensation Committee believes these continued vesting provisions following retirement allow the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees, further align our executives’ interests with those of our shareholders and help attract and retain key employees.

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

Equity-Settled Performance Share Units. On January 17, 2018, our named executive officers were awarded equity-settled performance share units under the Stock Incentive Plan in the following target amounts: (i) 46,987 performance share units to Mr. Perkins, (ii) 26,383 performance share units to Mr. Meloy, (iii) 7,915 performance share units to Ms. Kneale, (iv) 11,935 performance share units to Mr. McDonie, (v) 11,935 performance share units to Mr. Pryor and (vi) 13,191 performance share units to Mr. Chung.   The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant. The performance share units, which are designed to settle in shares of Company common stock, are intended to further align the interests of the named executive officers and other executive officers with those of the Company’s shareholders and provide meaningful incentives to the management team to consistently increase shareholder value over the long term.

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
Genesis Energy, L.P.

The LTIP Peer Group is a subset of the 2018 Midstream Peer Group modified to include only those companies closest in size to the Company for purpose of the TSR comparison. The Compensation Committee has the ability to modify the LTIP Peer Group in the event a company listed above ceases to be publicly traded or another significant event occurs and a company is determined to no longer be one of the Company’s peers.   Boardwalk Pipeline Partners L.P. (“Boardwalk”) and Tallgrass Energy Partners, L.P. (“Tallgrass”) were both acquired during 2018 and ceased to be publicly traded. A decision whether or not to replace Boardwalk and Tallgrass will be determined by the Compensation Committee on or prior to the vesting of the awards.

The overall performance period for the 2018 performance share units begins on January 1, 2018 and is designated to end on December 31, 2020, and the TSR performance factor is determined by the Compensation Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year, (ii) 25% based on annual relative TSR for the second year, (iii) 25% based on annual relative TSR for the third year, and (iv) the remaining 25% based on cumulative relative TSR over the entirety of the three-year performance period. With respect to each weighting period, the Compensation Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period compared to the LTIP Peer Group. For performance results in an applicable weighting period that fall between (i) the 1st percentile and the 25th percentile of the LTIP Peer Group, the guideline performance percentage would be 0%, (ii) the 25th percentile and the 50th percentile, the guideline performance percentage would be interpolated between 50% and 100%, and (iii) the 50th percentile and 75th percentile, the guideline performance percentage would be interpolated between 100% and 250%. If the Company’s performance was above the 75th percentile of the LTIP Peer Group for the applicable period, the guideline performance percentage would be 250%.

The overall TSR performance factor guideline will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Compensation Committee in its discretion in order to address factors such as changes to the performance peers, anomalies in trading during the selected trading days or other business performance matters. For these purposes, relative TSR performance is generally determined based on the comparison of “total return” of a share of the Company’s common stock for the applicable period to the “total return” of a common share/unit of each member of the LTIP Peer Group for the performance period, measured based on (i) the average closing price of each company’s share/unit for the first ten trading days of the applicable period, and (ii) the sum of (a) the average closing price for each company’s share/unit for the first ten trading days immediately following the last day of the applicable period (or, in the discretion of the Compensation Committee, for a specified consecutive ten day trading period during the last month of the applicable period), plus (b) the aggregate amount of dividends/distributions paid with respect to such share/unit during such period.

Provided a named executive officer remains continuously employed through the end of 2020, then vesting will occur, as soon as practicable following December 31, 2020, in a number of performance share units equal to the target number awarded multiplied by the final Compensation Committee determined TSR performance factor, and vested performance share units will be settled by the issuance of Company common stock. In addition, a named executive officer will be considered to have remained continuously employed if, from the date of the executive’s retirement through the end of 2020, the executive either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors would be permitted). The performance share units would remain subject to the applicable performance-based vesting requirements described above during such period.

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

Performance/Retention Awards.   In recognition of past performance and to enhance retention, on January 12, 2018, the Compensation Committee also awarded a special grant to Mr. Perkins. The special performance/retention award was granted in the form of restricted stock units that vest 50% on December 31, 2018 and 50% on December 31, 2019, subject to his continued employment through the applicable vesting date. Mr. Perkins is the only named executive officer who received a special performance/retention award, and he received 80,000 restricted stock units.

Severance and Change in Control Benefits

The Executive Officer Change in Control Program (the “Change in Control Program”), in which each of our named executive officers is eligible to participate, provides for post-termination payments following a qualifying termination of employment in connection with a change in control event, or what is commonly referred to as a “double trigger” benefit. The vesting of certain of our long-term equity incentive compensation awards accelerates upon a change in control irrespective of whether the officer is terminated, and/or upon certain termination of employment events, such as death or disability.  Please see “Executive Compensation—Potential Payments Upon Termination or Change in Control” below for further information.

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

Changes for 2019

In consultation with the Compensation Consultant, the Compensation Committee has reviewed our executive compensation program and has made certain changes for 2019, which are described in more detail below. The analysis provided by the Compensation Consultant indicated that the total target direct compensation of our Chief Executive Officer, President, Chief Financial Officer and other named executive officers was below the total direct compensation levels of similarly situated executives at companies in our Peer Group, evaluating for example, the Peer Group pay programs considering company size using a regression analysis along with traditional compensation peer group analysis, other available surveys and analysis.

In order to align the total compensation of our named executive officers more closely with that of similarly situated officers the Compensation Committee has approved increases in the salary levels and the incentive-based compensation opportunities of the named executive officers as described below.

2019 Peer Group

In light of changes to companies in the overall industries in which we operate and compete for executive talent and based upon the recommendation of our Compensation Consultant, during our annual reconsideration of the Peer Group, we made certain changes to the final 2018 Peer Group used for compensation comparison purposes to create the 2019 Peer Group.   We believe the 2019 Peer Group provides a relevant and complete set of peers based on changes in the current circumstances of the included companies, including such companies’ size, organization, operations, market presence, business challenges and completed or announced corporate transactions.

Specifically, we removed Boardwalk Pipeline Partners, L.P. from our Midstream Companies group, Dominion Resources, Inc. from our utilities group and RSP Permian, Inc. from our E&P Group.  In addition, we added Enbridge Energy Partners, L.P. to the Midstream Companies group.  As a result of the above changes, the 2019 Peer Group companies (for purposes of determining 2019 compensation levels) are:

Midstream Companies: Buckeye Partners, L.P., Enable Midstream Partners, L.P., L.P., Energy Transfer Equity, L.P., Enbridge Energy Partners, L.P., EnLink Midstream Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains GP Holdings, L.P., Tallgrass Energy Partners, L.P. and Williams Companies, Inc.

E&P peer companies: Apache Corporation, Cabot Oil & Gas Corporation, Chesapeake Energy Corporation,  Cimarex Energy Company, Concho Resources, Inc., Continental Resources, Inc., Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation, Murphy Oil Corporation, Newfield Exploration Company, Noble Energy, Inc., Parsley Energy, Inc., Pioneer Natural Resources Company, QEP Resources, Inc., Range Resources Corporation, SM Energy Company, Southwestern Energy Company and WPX Energy, Inc.

Utility peer companies: Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., DTE Energy Company, Enbridge Inc., Entergy Corporation, EQT Corporation, MDU Resources Group, Inc., National Fuel Gas Company, NuSource Inc., Public Service Enterprise Group Inc., Sempra Energy, TransCanada Corporation, Xcel Energy Inc. and The Southern Company.

Base Salary

The Compensation Committee has authorized, and executive management will implement, the following base salaries for our named executive officers effective March 1, 2019:

	Effective March 1, 2019	Current Salary
Joe Bob Perkins	$900,000	$850,000
Matthew J. Meloy	600,000	525,000
Jennifer R. Kneale	400,000	350,000
Patrick J. McDonie	500,000	475,000
D. Scott Pryor	500,000	475,000
Paul W. Chung	560,000	525,000

The Compensation Committee authorized base salary increases for the named executive officers, along with certain adjustments in annual bonus incentive targets and grant date fair values of long-term equity incentive awards (as described below), in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives and the assumption of additional responsibilities.

Annual Incentive Bonus

In preparing our business plan for 2019, senior management developed and proposed a set of business priorities to the Compensation Committee. The Compensation Committee discussed and adopted the business priorities proposed by senior management for purposes of the 2019 Annual Incentive Compensation Plan (the “2019 Bonus Plan”).  The 2019 business priorities are the same eight business priorities as in effect for 2018.

The overall threshold, target and maximum funding percentages for the 2019 Bonus Plan remain the same as for the 2018 Bonus Plan. The target bonus percentages of certain of the named executive officers have been increased for 2019. The following table shows the target bonus percentages for our named executive officers effective March 1, 2019:

	Effective March 1, 2019	Current Percentage
Joe Bob Perkins	230%	200%
Matthew J. Meloy	200%	125%
Jennifer R. Kneale	100%	60%
Patrick J. McDonie	100%	100%
D. Scott Pryor	100%	100%
Paul W. Chung	100%	100%

As with the 2018 Bonus Plan, funding of the bonus pool and the payment of individual bonuses to executive management, including our named executive officers, is subject to the sole discretion of the Compensation Committee.

Long-Term Equity Incentive Awards

The Compensation Committee also approved increases in the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to certain of the named executive officers. The following table shows the new percentages approved for long-term incentive awards for our named executive officers effective for 2019:

	2019 Percentage	Current Percentage
Joe Bob Perkins	725%	550%
Matthew J. Meloy	500%	500%
Jennifer R. Kneale	400%	225%
Patrick J. McDonie	325%	250%
D. Scott Pryor	325%	250%
Paul W. Chung	250%	250%

For 2019, the Compensation Committee determined to grant a combination of restricted stock units and performance share units to our named executive officers under the Stock Incentive Plan. Specifically, for 2019, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (A) 50% to restricted stock units and (B) 50% to performance share units.

Restricted Stock Unit Awards. On January 17, 2019, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 79,496 restricted stock units to Mr. Perkins, (ii) 36,550 restricted stock units to Mr. Meloy, (iii) 19,493 restricted stock units to Ms. Kneale, (iv) 19,798 restricted stock units to Mr. McDonie, (v) 19,798 restricted stock units to Mr. Pryor and (vi) 17,057 restricted stock units to Mr. Chung. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or fulfillment of certain service related requirements following retirement.

Equity-Settled Performance Share Units. Our named executive officers also received an annual award of equity-settled performance share units under the Stock Incentive Plan for 2019.  On January 17, 2019, our named executive officers were awarded equity-settled performance share units under the Stock Incentive Plan in the following target amounts: (i) 79,496 performance share units to Mr. Perkins, (ii) 36,550 performance share units to Mr. Meloy, (iii) 19,493 performance share units to Ms. Kneale, (iv) 19,798 performance share units to Mr. McDonie, (v) 19,798 performance share units to Mr. Pryor and (vi) 17,057 performance share units to Mr. Chung. The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant. The performance share units, which are designed to settle in shares of Company common stock, are intended to further align the interests of the named executive officers and other executive officers with those of the Company’s shareholders and provide meaningful incentives to the management team to consistently increase shareholder value over the long term.  Please see “—Components of Executive Compensation Program for Fiscal 2018—Long-Term Equity Incentive Awards— Equity-Settled Performance Share Units.”

The vesting of these awards is dependent on the satisfaction of certain service-related conditions and the Company’s TSR relative to the TSR of the members of the LTIP Peer Group measured over designated periods. As a result of peer companies included in our 2018 LTIP Peer Group being acquired by other companies during 2018 and 2019 we did not include Boardwalk Pipeline Partners L.P., Enlink Midstream Partners LP (to be acquired by Enlink Midstream LLC in 2019) and Tallgrass Energy Partners LP and we added Crestwood Equity Partners LP, Enlink Midstream LLC and Tallgrass Energy, LP.  For the 2019 performance share units, the LTIP Peer Group is composed of the Company and the following other companies:

Buckeye Partners, L.P.	NuStar Energy, L.P.
Crestwood Equity Partners LP	ONEOK, Inc.
DCP Midstream Partners L.P.	Plains GP Holdings, L.P.
Enable Midstream Partners, LP	Tallgrass Energy, LP
Enlink Midstream LLC	Williams Companies, Inc.
Genesis Energy, L.P.

This peer group is a subset of the Midstream Peer Group which considers company size and is restricted to companies closer to the size of the Company for the purpose of the TSR comparison. The Compensation Committee has the ability to modify the LTIP Peer Group each year for new grants and for evaluation upon vesting in the event a company listed above ceases to be publicly traded or another significant event occurs and a company is determined to no longer be one of the Company’s peers.

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

Tax Considerations. With respect to the 2018 year, Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally limited the deductibility by a corporation of compensation in excess of $1,000,000 paid to certain executive officers for services provided to that corporation.  Due to the fact that our applicable executive officers provide services to both us and to certain non-corporate subsidiaries, we have historically designed incentive awards that are not subject to the deduction limitations of Section 162(m).

Compensation Risk Assessment

The Compensation Committee reviews the relationship between our risk management policies and compensation policies and practices each year and, for 2018, has concluded that we do not have any compensation policies or practices that expose us to excessive or unnecessary risks that are reasonably likely to have a material adverse effect on us. Because our Compensation Committee retains the sole discretion for determining the actual amount paid to executives pursuant to our annual incentive bonus program, our Compensation Committee is able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts. In addition, the performance objectives applicable to our annual bonus program consist of a combination of six or more diverse company-wide and business unit goals, including commercial, operational and financial goals to support our business plan and priorities, which we believe lessens the potential incentive to focus on meeting certain short-term goals at the expense of longer-term risk. Further, our use of long-term equity incentive compensation for 2018 with three-year vesting periods serves our executive compensation program’s goal of aligning the interests of executives and shareholders, thereby reducing the incentives to unnecessary risk-taking.

Compensation Committee Report

In fulfilling its oversight responsibilities, the board of directors of our General Partner has reviewed and discussed with management the Compensation Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Based on these reviews and discussions, the board of directors of our General Partner recommended that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

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

Charles R. Crisp	Ershel C. Redd Jr.	Rene R. Joyce
James W. Whalen	Joe Bob Perkins	Waters S. Davis, IV
Laura C. Fulton	Robert B. Evans	Chris Tong
Michael A. Heim	Beth A. Bowman

EXECUTIVE COMPENSATION

Summary Compensation Table for 2018

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2018, 2017 and 2016. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2) (3)	All Other Compensation (4)	Total
Joe Bob Perkins	2018	$833,333	$—	$12,624,959	$23,310	$13,481,602
Chief Executive Officer	2017	745,833	—	4,552,878	23,184	5,321,895
	2016	—	453,125	3,534,138	1,616	3,988,879

Matthew J. Meloy	2018	516,667	1,115,625	3,914,716	23,037	5,570,045
President	2017	472,500	418,800	4,901,220	22,814	5,815,334
	2016	450,000	258,750	909,856	22,270	1,640,876

Jennifer R. Kneale	2018	332,500	446,250	1,166,427	22,535	1,967,712
Chief Financial Officer

Patrick J. McDonie	2018	466,667	807,500	1,803,674	22,928	3,100,769
President – Gathering and Processing	2017	422,633	221,000	3,977,300	22,685	4,643,618

D. Scott Pryor	2018	466,667	807,500	1,803,674	22,928	3,100,769
President - Logistics and Marketing	2017	419,167	221,000	3,969,916	22,630	4,632,713

Paul W. Chung	2018	520,833	892,500	2,153,478	23,092	3,589,903
Executive Vice President, General	2017	498,333	400,000	1,807,450	22,894	2,728,677
Counsel and Secretary	2016	490,000	275,625	1,104,764	22,494	1,892,883

(1)

For 2018, amounts reported in the “Bonus” column represents the portion of the bonus awarded pursuant to our 2018 Bonus Plan that was paid to the named executive officers in cash. The Compensation Committee approved settlement of the 2018 bonuses in a combination of cash and restricted stock unit awards. Specifically, the Compensation Committee determined that 100% of our Chief Executive Officer’s total bonus would be settled in the form of restricted stock unit awards, resulting in the Chief Executive Officer receiving restricted stock unit awards corresponding to approximately 170% of his target bonus amounts under the 2018 Bonus Plan.  The Compensation Committee also determined that each other named executive officer’s total bonus amount would be settled in cash. The restricted stock unit awards granted to the Chief Executive Officer will vest in full three years after the date of award, subject to continued employment of the Chief Executive Officer through that date.  These awards were granted on January 17, 2019 and will therefore be reported as equity award compensation in the Summary Compensation Table for 2019 in accordance with SEC rules. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2018—Annual Incentive Bonus.” As discussed above, payments pursuant to our Bonus Plan are discretionary and not based on specific objective performance measures.

(2)

Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock unit and performance share unit awards granted under our Stock Incentive Plan in 2018 (including restricted stock unit awards granted on January 17, 2018 in connection with 100% of the bonus for the Chief Executive Officer and the 50% portion of bonuses for the other named executive officers under the 2017 Bonus Plan that we granted in the form of restricted stock units) computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Assumptions used in the calculation of these amounts are included in Note 23—Compensation Plans to our “Consolidated Financial Statements” included in our Annual Report on Form 10-K for fiscal year 2018. Detailed information about the value attributable to specific awards is reported in the table under “—Grants of Plan-Based Awards for 2018” below. The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on January 17, 2018, assuming vesting will occur, is $51.09. The grant date fair value of each performance share unit subject to the performance share unit awards granted on January 17, 2018, assuming vesting will occur, is $81.02, which is the per unit fair value determined using a Monte Carlo Simulation valuation methodology in accordance with FASB ASC Topic 718.  Assuming, instead, a payout percentage for these performance unit awards of 250%, which is the maximum payout percentage under the awards, the aggregate grant date fair value of the equity-settled performance unit awards granted on January 17, 2018 for each named executive officer is as follows: Mr. Perkins – $6,001,415; Mr. Meloy – $3,369,769; Ms. Kneale – $1,010,943; Mr. McDonie – $1,524,398; Mr. Pryor – $1,524,398; and Mr. Chung – $1,684,820.  For 2017, the Compensation Committee provided that bonuses to our named executive officers under the 2017 Bonus Plan would be (i) 100% restricted stock unit awards equal to the Chief Executive Officer’s total bonus amount and (ii) a combination of cash equal to 50% of each of the other named executive officer’s total bonus amount and restricted stock unit awards equal to each of the other named executive officer’s total bonus amount. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. Because these awards were granted on January 17, 2018, they are reported as compensation in the Summary Compensation Table for 2018 in accordance with SEC rules.  For 2016, the Compensation Committee provided that bonuses to our named executive officers under the 2016 Bonus Plan would be a combination of cash equal to 50% of each officer’s total bonus amount and restricted stock unit awards equal to each officer’s total bonus amount under the 2016 Bonus Plan. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. Because these awards were granted on February 28, 2017, they are reported as compensation in the Summary Compensation Table for 2017 in accordance with SEC rules.

(3)

On January 12, 2018, the Compensation Committee awarded a special performance/retention award to Mr. Perkins. The special performance/retention award consisting of 80,000 units was granted in the form of restricted stock units that vest 50% on December 31, 2018 and 50% on December 31, 2019, subject to continued employment.

(4)

For 2018, “All Other Compensation” includes (i) the aggregate value of all employer-provided contributions to our 401(k) plan and (ii) the dollar value of life insurance premiums paid by the Company with respect to life insurance for the benefit of each named executive officer.

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
Joe Bob Perkins	$22,000	$1,310	$23,310
Matthew J. Meloy	22,000	1,037	23,037
Jennifer R. Kneale	22,000	535	22,535
Patrick J. McDonie	22,000	928	22,928
D. Scott Pryor	22,000	928	22,928
Paul W. Chung	22,000	1,092	23,092

Grants of Plan-Based Awards for 2018

The following table and the footnotes thereto provide information regarding grants of plan-based equity awards made to the named executive officers during 2018:

		Estimated Future Payouts Under Performance Share Unit Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Equity Awards: Number of Units	Grant Date Fair Value of Equity Awards (4)
Mr. Perkins	01/12/18 (1)				80,000	$4,076,000
	01/17/18 (2)	23,494	46,987	117,468	46,987	6,207,453
	01/17/18 (3)				45,831	2,341,506

Mr. Meloy	01/17/18 (2)	13,192	26,383	65,958	26,383	3,485,458
	01/17/18 (3)				8,402	429,258

Ms. Kneale	01/17/18 (2)	3,958	7,915	19,788	7,915	1,045,651
	01/17/18 (3)				2,364	120,777

Mr. McDonie	01/17/18 (2)	5,968	11,935	29,838	11,935	1,576,733
	01/17/18 (3)				4,442	226,942

Mr. Pryor	01/17/18 (2)	5,968	11,935	29,838	11,935	1,576,733
	01/17/18 (3)				4,442	226,942

Mr. Chung	01/17/18 (2)	6,596	13,191	32,978	13,191	1,742,663
	01/17/18 (3)				8,041	410,815

(1)	The award disclosed in this row reflects a special performance/retention award granted on January 12, 2018 to Mr. Perkins.
(2)

The grants on January 17, 2018 are the annual long-term equity incentive awards for 2018 granted to our named executive officers in the form of restricted stock unit and performance share unit awards granted under our Stock Incentive Plan. For a detailed description of how performance achievements will be determined for performance share units, see “Compensation Discussion and Analysis – Components of Executive Compensation Program for Fiscal 2018 – Equity Settled Performance Share Units.

(3)

The grants on January 17, 2018 are restricted stock unit awards granted in lieu of a portion of cash payments under the 2017 Bonus Plan and in the case of Mr. Perkins, 100% of the cash payments under the 2017 Bonus Plan.

(4)

The value within the “Grant Date Fair Value of Equity Awards” column was determined by multiplying the shares awarded by the grant date fair value per share computed in accordance with FASB ASC Topic 718: $50.95 for the January 12, 2018 special performance/incentive award; $51.09 for the January 17, 2018 restricted stock unit awards; and $81.02 for the January 17, 2018 performance share units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2018 salaries, bonuses, incentive plans and awards is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2018 restricted stock unit and performance share unit awards under our Stock Incentive Plan. Further discussion regarding restricted stock units granted in January 2018 in lieu of all or a portion of cash payments under our 2017 Bonus Plan are described in our proxy statement for our 2018 annual meeting of stockholders, filed with the Securities and Exchange Commission on March 29, 2018 (“2018 Proxy Statement”).

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding equity-based awards outstanding as of December 31, 2018 for each of our named executive officers. None of our named executive officers held any outstanding stock option awards as of December 31, 2018.

	Stock Awards
Name	Number of Shares That Have Not Vested (1)	Market Value of Shares That Have Not Vested (2)	Performance Share Units: Number of Unearned Units That Have Not Vested (3)	Performance Share Units: Market or Payout Value of Unearned Units That Have Not Vested (4)
Joe Bob Perkins	297,040	$10,699,381	90,911	$3,274,623
Matthew J. Meloy	147,157	5,300,595	45,716	1,646,699
Jennifer R. Kneale	65,984	2,376,744	9,894	356,373
Patrick J. McDonie	107,090	3,857,382	23,580	849,352
D. Scott Pryor	109,852	3,956,869	23,580	849,352
Paul W. Chung	92,361	3,326,843	28,555	1,028,551

(1)	Represents the following shares of restricted stock units under our Stock Incentive Plan held by our named executive officers:

	Joe Bob Perkins	Matthew J. Meloy	Jennifer R. Kneale	Patrick J. McDonie	D. Scott Pryor	Paul W. Chung
January 6, 2016 Award (a)			10,000
January 19, 2016 Award (b)	102,484	35,299		26,546	29,927	39,580
February 29, 2016 Award (c)	28,320	12,500		9,628	9,141	17,227
March 2, 2016 Award (d)			4,115
August 1, 2016 Award (e)			3,790
January 20, 2017 Award (f)	25,742	10,190		6,929	6,929	9,653
January 20, 2017 Award (g)		50,000	30,000	45,000	45,000
February 28, 2017 Award (h)	7,676	4,383	720	2,610	2,478	4,669
August 1, 2017 Award (i)			7,080
January 12, 2018 Award (j)	40,000
January 17, 2018 Award (k)	46,987	26,383	7,915	11,935	11,935	13,191
January 17, 2018 Award (l)	45,831	8,402	2,364	4,442	4,442	8,041
Total	297,040	147,157	65,984	107,090	109,852	92,361

(a)

The restricted stock units awarded January 6, 2016 vest: (i) 50% on January 6, 2020 and 50% on January 6, 2021, contingent upon continuous employment through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(b)

The restricted stock units awarded January 19, 2016 are subject to the following vesting schedule: 100% of the restricted stock units vest on January 19, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(c)

The restricted stock units awarded February 29, 2016 in settlement of awards under the 2015 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest on February 28, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(d)

The restricted stock units awarded March 2, 2016 in settlement of awards under the 2015 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest on February 28, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(e)

The restricted stock units awarded August 1, 2016 are subject to the following vesting schedule: 100% of the restricted stock units vest on August 1, 2019, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(f)

The restricted stock units awarded January 20, 2017 are subject to the following vesting schedule: 100% of the restricted stock units vest on January 20, 2020, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(g)

The restricted stock units awarded January 20, 2017 as a retention grant vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment through the end of the performance period.  The underlying shares of stock are not issued until vesting at the end of the vesting period.

(h)

The restricted stock units awarded February 28, 2017 in partial settlement of awards under the 2016 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest February 28, 2020, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(i)

The restricted stock units awarded August 1, 2017 are subject to the following vesting schedule: 100% of the restricted stock units vest on August 1, 2020, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(j)

The restricted stock units awarded January 12, 2018 as a special performance/incentive grant vest on December 31, 2019, contingent upon continuous employment through the end of the performance period.  The underlying shares of stock are not issued until vesting at the end of the vesting period.

(k)

The restricted stock units awarded January 17, 2018 are subject to the following vesting schedule: 100% of the restricted stock units vest on January 17, 2021, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(l)

The restricted stock units awarded January 17, 2018 in settlement (with respect to our Chief Executive Officer) and in partial settlement (with respect to the other named executive officers) of awards under the 2017 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest January 17, 2021, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

The treatment of the outstanding restricted stock unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(2)

The dollar amounts shown are determined by multiplying the number of shares of restricted stock units reported in the table by the closing price of a share of our common stock on December 31, 2018 ($36.02), which was the last trading day of fiscal 2018. The amounts do not include any related dividends accrued with respect to the awards.

(3)	Represents the following performance share units linked to the performance of the Company’s common stock held by our named executive officers:

	January 20, 2017 Award		January 17, 2018 Award
	Awards Granted	(a) Adjusted For Performance Factor (TSR)	Awards Granted	(b) Adjusted For Performance Factor (TSR)
Joe Bob Perkins	25,742	32,178	46,987	58,734
Matthew J. Meloy	10,190	12,738	26,383	32,979
Jennifer R. Kneale	—	—	7,915	9,894
Patrick J. McDonie	6,929	8,661	11,935	14,919
D. Scott Pryor	6,929	8,661	11,935	14,919
Paul W. Chung	9,653	12,066	13,191	16,489

(a)

Reflects the target number of performance share units granted to the named executive officers on January 20, 2017 multiplied by a performance percentage of 125%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2018 performance.  Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends December 31, 2019, and the Company’s performance over the applicable performance period measured against a peer group of companies.  The underlying shares of stock are not issued until vesting at the end of the performance period.

(b)

Reflects the target number of performance share units granted to the named executive officers on January 17, 2018 multiplied by a performance percentage of 125%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2018 performance.  Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends December 31, 2020, and the Company’s performance over the applicable performance period measured against a peer group of companies.  The underlying shares of stock are not issued until vesting at the end of the performance period. The treatment of the outstanding performance share unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(4)

The dollar amounts shown are determined by multiplying the number of shares of performance share units reported in the table by the closing price of a share of our common stock on December 31, 2018 ($36.02), which was the last trading day of fiscal 2018. The amounts do not include any related dividends accrued with respect to the awards.

Option Exercises and Stock Vested in 2018

The following table provides the amount realized during 2018 by each named executive officer upon the vesting of restricted stock and restricted stock units. None of our named executive officers exercised any option awards during the 2018 year and, currently, there are no options outstanding under any of our plans.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joe Bob Perkins	69,856	$2,937,702
Matthew J. Meloy	8,942	448,329
Jennifer R. Kneale	490	25,299
Patrick J. McDonie	12,535	627,431
D. Scott Pryor	8,774	440,239
Paul W. Chung	11,530	578,084

(1)

Computed: (i) with respect to the restricted stock awards granted under our Stock Incentive Plan by multiplying the number of shares of stock vesting by the closing price of a share of common stock on the January 15, 2018 vesting date ($51.44), the August 5, 2018 vesting date ($51.63) and the December 31, 2018 vesting date ($36.02) and does not include associated dividends accrued during the vesting period, (ii) with respect to the restricted stock units (former equity-settled performance unit awards) by multiplying the number of restricted stock units vesting by the closing price of a share of common stock on June 29, 2018 ($49.49), the last trading day before the June 30, 2018 vesting date, and does not include associated distributions or dividends accrued during the vesting period, and (iii) with respect to certain of Mr. McDonie’s restricted stock units (former equity-settled performance unit awards), by multiplying the number of restricted stock units vesting by the closing price of a share of common stock on the June 26, 2018 vesting date ($49.01) and the closing price of a share of common stock on the June 28, 2018 vesting date ($50.21) and does not include associated distributions or dividends accrued during the vesting period.

Pension Benefits

Other than our 401(k) Plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

Aggregate Payments

The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under the Change in Control Program (described below) and Stock Incentive Plan upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2018. None of our named executive officers held awards pursuant to the Equity Compensation Plan as of December 31, 2018, therefore this plan is not described below. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2018 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Change in Control (No Termination)	Qualifying Termination Following Change in Control	Termination by us without Cause	Termination for Death or Disability
Joe Bob Perkins	$15,552,017	$23,244,506	—	$15,552,017
Matthew J. Meloy	7,822,416	11,422,680	—	7,822,416
Jennifer R. Kneale	3,172,359	4,852,359	—	3,172,359
Patrick J. McDonie	5,433,894	8,340,408	—	5,433,894
D. Scott Pryor	5,564,586	8,471,100	—	5,564,586
Paul W. Chung	4,993,916	8,204,912	—	8,471,100

Executive Officer Change in Control Severance Program

We adopted the Change in Control Program on and effective as of January 12, 2012. Each of our named executive officers was an eligible participant in the Change in Control Program during the 2018 calendar year.

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

The following table reflects payments that would have been made to each of the named executive officers under the Change in Control Program in the event there was a Change in Control and the officer incurred a Qualifying Termination, in each case as of December 31, 2018.

Name	Qualifying Termination Following Change in Control (1)
Joe Bob Perkins	$7,692,489
Matthew J. Meloy	3,600,264
Jennifer R. Kneale	1,680,000
Patrick J. McDonie	2,906,514
D. Scott Pryor	2,906,514
Paul W. Chung	3,210,996

(1)

Includes 3 years’ worth of continued participation in our medical and dental plans, calculated based on the monthly employer-paid portion of the premiums for our medical and dental plans as of December 31, 2018 for each named executive officer and the officer’s eligible dependents in the following amounts: (a) Mr. Perkins – $42,489, (b) Mr. Meloy – $56,514, (c) Ms. Kneale– $0, (d) Mr. McDonie – $56,514, (e) Mr. Pryor – $56,514, and (f) Mr. Chung—$60,996.

Stock Incentive Plan

Our named executive officers held outstanding restricted stock units under our form of restricted stock unit agreement (the “Stock Agreement”), and performance share units under our form of performance share unit agreement (the “Performance Agreement”) and the Stock Incentive Plan as of December 31, 2018. If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, (a) the restricted stock units granted to the officer under the Stock Agreement, and related dividends then credited to the officer, will fully vest on the date upon which such Change in Control occurs, and (b) the performance share units granted to the officer under the Performance Agreement and related dividends credited to the officer will vest based on a performance factor as of the date of the Change in Control determined by the Compensation Committee. The 2018 performance share units have four separate performance periods: (1) the 2018 calendar year, (2) the 2019 calendar year, (3) the 2020 calendar year, and (4) the entirety of the performance period between January 1, 2018 and December 31, 2020.  Upon a Change in Control transaction, the Compensation Committee will take into account the average of the performance level achieved for each of the four performance periods, using the actual performance level achieved with respect to any completed period, and a deemed performance percentage of 100% for any performance period that has not been completed.  The average percentage may then be decreased or increased by the Compensation Committee in its discretion.

Restricted stock units and performance share units granted to a named executive officer under the Stock Agreement and Performance Agreement, and related dividends then credited to the officer, will also fully vest if the named executive officer’s employment is terminated by reason of death or a “Disability” (as defined below). If a named executive officer’s employment with us is terminated for any reason other than death or Disability, then the officer’s unvested restricted stock units and performance share units are forfeited to us for no consideration, except that (other than with respect to retention grants for Mr. Perkins, Mr. Meloy, Ms. Kneale, Mr. McDonie and Mr. Pryor), if a named executive officer retires or otherwise has a voluntary resignation, the officer’s awards will continue to vest on the original vesting schedule if, from the date of the officer’s retirement or termination through the applicable vesting date, the named executive officer has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).

The following terms generally have the following meanings for purposes of the Stock Incentive Plan and Stock Agreements:

Affiliate means an entity or organization which, directly or indirectly, controls, is controlled by, or is under common control with, us.

Change in Control means the occurrence of one of the following events: (i) any person or group acquires or gains ownership or control (including, without limitation, the power to vote), by way of merger, consolidation, recapitalization, reorganization or otherwise, of more than 50% of the outstanding shares of our voting stock or more than 50% of the combined voting power of the equity interests in the Partnership or the General Partner, (ii) any person, including a group as contemplated by section 13(d)(3) of the Exchange Act, acquires in any twelve-month period (in one transaction or a series of related transactions) ownership, directly or indirectly, of 30% or more of the outstanding shares of our voting stock or of the combined voting power of the equity interests in the Partnership or the General Partner, (iii) the completion of a liquidation or dissolution of us or the approval by the limited partners of the Partnership, in one or a series of transactions, of a plan of complete liquidation of the Partnership, (iv) the sale or other disposition by us of all or substantially all of our assets in one or more transactions to any person other than an Affiliate, (v) the sale or disposition by either the Partnership or the General Partner of all or substantially all of its assets in one or more transactions to any person other than to an Affiliate, (vi) a transaction resulting in a person other than Targa Resources GP LLC or an Affiliate being the General Partner of the Partnership, or (vii) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors.

Disability means a disability that entitles the named executive officer to disability benefits under our long-term disability plan.

The following table reflects amounts that would have been received by each of the named executive officers under the Stock Incentive Plan and related Stock Agreements and Performance Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability, each as of December 31, 2018. The amounts reported below assume that the price per share of our common stock was $36.02, which was the closing price per share of our common stock on December 31, 2018 (the last trading day of fiscal 2018). No amounts are reported assuming retirement as of December 31, 2018, since additional conditions must be met following a named executive officer’s retirement in order for any restricted stock awards or restricted stock units to become vested.

Name	Change in Control		Termination for Death or Disability
Joe Bob Perkins	$15,552,017	(1)	$15,552,017	(1)
Matthew J. Meloy	7,822,416	(2)	7,822,416	(2)
Jennifer R. Kneale	3,172,359	(3)	3,172,359	(3)
Patrick J. McDonie	5,433,894	(4)	5,433,894	(4)
D. Scott Pryor	5,564,586	(5)	5,564,586	(5)
Paul W. Chung	4,993,916	(6)	4,993,916	(6)

(1)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $3,691,474, and $1,119,125, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019;

(b) $1,020,086 and $283,483, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, in settlement of awards under the 2015 Bonus Plan which are scheduled to vest February 28, 2019;

(c) $927,227 and $187,402, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(d) $888,747 and $183,513, respectively, relate to performance share units and related dividend rights granted on January 20, 2017, which are scheduled to vest on December 31, 2019;

(e) $276,490 and $48,896, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(f) $1,440,800 and $145,600, respectively relate to the restricted stock units as a special performance/incentive grant and related dividend rights granted on January 12, 2018, which are scheduled to vest December 31, 2019;

(g) $1,692,472, and $171,033, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(h) $1,650,833 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in settlement of awards under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021; and

(i) $1,657,353 and $167,484, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

(2)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $1,271,470 and $385,465, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019;

(b) $450,250 and $125,125, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, in settlement of awards under the 2015 Bonus Plan, which are scheduled to vest February 28, 2019;

(c) $367,044 and $74,183, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(d) $351,811 and $72,644 respectively, relate to performance share units and related dividend rights granted on January 20, 2017, which are scheduled to vest on December 31, 2019;

(e) $1,801,000 and $364,000 relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(f) $157,876 and $27,920, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(g) $950,316 and $96,034 respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(h) $302,640 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of awards under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021; and

(i) $930,597 and $94,041, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

(3)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $360,200 and $109,200, respectively, relate to the restricted stock units and related dividend rights granted on January 6, 2016, which are scheduled to vest January 6, 2019;

(b) $148,222 and $41,191, respectively, relate to the restricted stock units and related dividend rights granted on March 2, 2016, in settlement of awards under the 2015 Bonus Plan, which are scheduled to vest February 28, 2019;

(c) $136,516 and $34,489, respectively, relate to the restricted stock units and related dividend rights granted on August 1, 2016, which are scheduled to vest August 1, 2019;

(d) $1,080,600 and $218,400 relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(f) $25,934 and $4,586, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(g) $255,020 and $51,542, respectively, relate to the restricted stock units and related dividend rights granted on August 1, 2017, which are scheduled to vest August 1, 2020;

(h) $285,098 and $28,811, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(i) $85,151 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of awards under the 2017 Bonus Plan which are scheduled to vest January 17, 2021; and

(j) $279,183 and $28,213, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

(4)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $956,187 and $289,882, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019;

(b) $346,801 and $96,376, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, in settlement of awards under the 2015 Bonus Plan, which are scheduled to vest February 28, 2019;

(c) $249,583 and $50,443, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(d) $239,225 and $49,396, respectively, relate to performance share units and related dividend rights granted on January 20, 2017, which are scheduled to vest on December 31, 2019;

(e) $1,620,900 and $327,600 relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(f) $94,012 and $16,626, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(g) $429,899 and $43,443, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(h) $160,001 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of awards under the 2017 Bonus Plan which are scheduled to vest January 17, 2021; and

(i) $420,978 and $42,542, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

(5)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $1,077,971 and $326.803, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019;

(b) $329,259 and $91,501, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, in settlement of awards under the 2015 Bonus Plan, which are scheduled to vest February 28, 2019;

(c) $249,583 and $50,443, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(d) $239,225 and $49,396, respectively, relate to performance share units and related dividend rights granted on January 20, 2017, which are scheduled to vest on December 31, 2019;

(e) $1,620,900 and $327,600 relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(f) $89,258 and $15,785, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(g) $429,899 and $43,443, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(h) $160,001 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of awards under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021; and

(i) $420,978 and $42,542, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

(6)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $1,425,672 and $432,214, respectively, relate to the restricted stock units and related dividend rights granted on January 19, 2016, which are scheduled to vest January 19, 2019;

(b) $620,517 and $172,442, respectively, relate to the restricted stock units and related dividend rights granted on February 29, 2016, in settlement of awards under the 2015 Bonus Plan, which are scheduled to vest February 28, 2019;

(c) $347,701 and $70,274, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(d) $333,271 and $68,816, respectively, relate to performance share units and related dividend rights granted on January 20, 2017, which are scheduled to vest on December 31, 2019;

(e) $168,177 and $29,742, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of awards under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(f) $475,140 and $48,015, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(g) $289,637 and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of awards under the 2017 Bonus Plan which are scheduled to vest January 17, 2021; and

(h) $465,281 and $47,019, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which are scheduled to vest on December 31, 2019.

Director Compensation

The following table sets forth the compensation earned by our non-employee directors for 2018:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Charles R. Crisp	$122,000	$118,120	$240,120
Ershel C. Redd Jr.	95,500	118,120	213,620
Chris Tong	121,500	118,120	239,620
Laura C. Fulton	95,500	118,120	213,620
Waters S. Davis, IV	112,000	118,120	230,120
Rene R. Joyce	94,000	118,120	212,120
Robert B. Evans	97,000	118,120	215,120
Beth A. Bowman (2)	34,333	41,426	75,759

(1)

Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted shares of our common stock with a one year vesting period awarded to the non-employee directors under our Stock Incentive Plan, computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion contained in the Notes to Consolidated Financial Statements at Note 23 – Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2018. On January 17, 2018, each director serving at that time received 2,312 restricted shares of our common stock in connection with their 2018 service on our Board of Directors, and the grant date fair value of each share of common stock computed in accordance with FASB ASC Topic 718 was $51.09. On September 7, 2018, Ms. Bowman, received 771 restricted shares of our common stock in connection with her 2018 service on our Board of Directors, and the grant date fair value of each share of common stock computed in accordance with FASB ASC Topic 718 was $53.73. As of December 31, 2018, each of the directors still held the outstanding restricted shares granted to them in 2018, and none of our non-employee directors held any outstanding stock options.

(2)	Ms. Bowman was appointed effective September 7, 2018.

Narrative to Director Compensation Table

For 2018, all non-employee directors, except for Ms. Beth A. Bowman, received a cash retainer of $76,000. Ms. Bowman received a cash retainer of $25,333 in September 2018 when she was appointed to the Board of Directors. The lead director received an additional annual retainer of $15,000, the Chairman of the Audit Committee received an additional annual retainer of $20,000, the Chairman of the Compensation Committee received an additional annual retainer of $15,000 and the Chairman of the Nominating and Governance Committee received an additional retainer of $10,000.   All of our non-employee directors receive $1,500 for each Board of Directors, Audit Committee, Compensation Committee and Nominating and Governance Committee meeting attended and beginning September 24, 2018, each Risk Management Committee meeting attended. Meeting fees may also be paid for certain other informational or review sessions that non-employee directors attended.  Payment of non-employee director fees is generally made twice annually, at the second regularly scheduled meeting of the Board of Directors and at the final regularly scheduled meeting of the Board of Directors for the fiscal year. All non-employee directors are reimbursed for out-of-pocket expenses incurred in attending Board of Director and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, Messrs. Whalen, Perkins and Heim have been omitted from the table. Because Mr. Perkins is a named executive officer for 2018, the Summary Compensation Table reflects the total compensation he received for services performed for us and our affiliates.  Mr. Whalen, who serves as Executive Chairman of the Board, and Mr. Heim, who serves as Vice Chairman of the Board, are executive officers who do not receive any additional compensation for services provided as a director.  Due to the fact that Messrs. Whalen and Heim are not named executive officers, their employee compensation is omitted from the table above and the Summary Compensation Table herein.

Director Long-term Equity Incentives. We granted equity awards in January 2018 to our non-employee directors serving at that time under the Stock Incentive Plan. Each of these directors received an award of 2,312 restricted shares of our common stock with a one year vesting period.  In September 2018, we granted to Ms. Bowman, 771 restricted shares of our common stock with a one year vesting period.  These grants reflect our intent to provide our directors with a target value of approximately $115,000 in annual long-term incentive awards. The awards are intended to align the long-term interests of our directors with those of our shareholders.

Changes for 2019

Director Compensation.  In January 2019, the Board of Directors approved changes to our non-employee director compensation for the 2019 fiscal year. For 2019, the annual cash retainer was increased to $100,000, the equity compensation portion of the retainer was increased to $130,000, meeting fees were eliminated and directors will receive a $7,500 retainer for each committee on which they serve.  The lead director retainer was increased to $20,000 per year and the Chairman of the Risk Management Committee will receive an annual retainer of $10,000.

Director Long-term Equity Incentives. In January 2019, each of our non-employee directors received an award of 3,168 restricted shares of our common stock under the Stock Incentive Plan with a one year vesting period, which reflects our desire to increase the target value of the annual awards to approximately $130,000 per year.

Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joe Bob Perkins, our Chief Executive Officer (our “CEO”).

For 2018, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our company (other than the CEO) was $102,427 and
•	The annual total compensation of Mr. Perkins was $13,481,602.
•

Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (“CEO Pay Ratio”) was reasonably estimated to be 132 to 1.

To calculate the CEO Pay Ratio we must identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO. To these ends, we took the following steps:

•

As permitted by the regulations, because there have not been major changes in the distribution of our employee population, we selected the same median employee that was utilized for our 2017 Pay Ratio Disclosures.

•

We combined all of the elements of the median employee’s compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $102,427.

•

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in Item 11 of Part III of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth information regarding the beneficial ownership of TRC common stock as of February 1, 2019 (unless otherwise indicated) held by:

•	each person who beneficially owns 5% or more of TRC’s then outstanding shares of common stock;
•	each of TRC’s named executive officers;
•	each of TRC’s directors; and
•	all of TRC’s executive officers and directors as a group.

TRC owns all of our outstanding common units. As of February 1, 2019, none of TRC’s directors or executive officers owned any preferred shares of TRC or Preferred Units.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them. Percentage ownership calculations for any security holder listed in the table below are based on 232,143,230 shares of TRC’s common stock outstanding on February 1, 2019.

	Targa Resources Corp.
Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
The Vanguard Group (2)	21,316,406	9.2%
BlackRock, Inc. (3)	13,209,410	5.7%
Harvest Fund Advisors LLC (4)	12,866,569	5.5%
Joe Bob Perkins (5)	696,665	*
Matthew J. Meloy	75,009	*
Jennifer R. Kneale	4,573	*
Patrick J. McDonie	72,864	*
D. Scott Pryor	43,301	*
Paul W. Chung (6)	543,483	*
Rene R. Joyce (7)	1,060,019	*
James W. Whalen (8)	680,251	*
Michael A. Heim (9)	489,505	*
Charles R. Crisp	118,955	*
Chris Tong (10)	90,061	*
Robert B. Evans (11)	30,918	*
Ershel C. Redd Jr.	16,794	*
Laura C. Fulton	11,827	*
Waters S. Davis, IV	9,111	*
Beth A. Bowman	1,200	*
All directors and executive officers as a group (20 persons)	4,376,882	1.89%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 811 Louisiana, Suite 2100, Houston, Texas 77002.
(2)

As reported on Schedule 13G/A as of December 31, 2018 and filed with the SEC on February 13, 2019, the business address for The Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355. The Vanguard Group has sole voting power over 154,775 shares of common stock, shared voting power over 56,668 shares of common stock, sole dispositive power over 21,106,619 shares of common stock and shared dispositive power over 209,787 shares of common stock.

(3)

As reported on Schedule 13G/A as of December 31, 2018 and filed with the SEC on February 6, 2019, the business address for BlackRock, Inc. is 55 East 52nd Street New York, NY 10055. BlackRock, Inc. has sole voting power over 11,612,275 shares of common stock and sole dispositive power over 13,209,410 shares of common stock.

(4)

As reported on Schedule 13G/A as of December 31, 2018 and filed with the SEC on February 14, 2019, the business address for Harvest Fund Advisors LLC is s 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087. Harvest Fund Advisors LLC has sole voting power and sole dispositive power over 12,866,569 shares of common stock.

(5)

Shares of common stock beneficially owned by Mr. Perkins include: (i) 338,174 shares issued to the Perkins Blue House Investments Limited Partnership (“PBHILP”) and (ii) 93 shares held by Mr. Perkins’ wife. Mr. Perkins is the sole member of JBP GP, L.L.C., one of the general partners of the PBHILP.

(6)

Shares of common stock beneficially owned by Mr. Chung include (i) 189,904 shares issued to the Paul Chung 2008 Family Trust, of which Mr. Chung serves as trustee, (ii) 189,904 shares issued to the Helen Chung 2007 Family Trust, of which Mr. Chung's spouse and Mr. Chung's sister-in-law serve as co-trustees and (iii) 18,052 shares held for the benefit of Mr. Chung's daughter in an account of which Mr. Chung is the custodian.

(7)

Shares of common stock beneficially owned by Mr. Joyce include: (i) 223,759 shares issued to The Rene Joyce 2010 Grantor Retained Annuity Trust, of which Mr. Joyce and his wife are co-trustees and have shared voting and investment power; and (ii) 561,292 shares issued to The Kay Joyce 2010 Family Trust, of which Mr. Joyce’s wife is trustee and has sole voting and investment power.

(8)

Shares of common stock beneficially owned by Mr. Whalen include (i) 345,999 shares issued to the Whalen Family Investments Limited Partnership and (ii) 148,850 shares issued to the Whalen Family Investments Limited Partnership 2.

(9)

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

(10)	Shares of common stock beneficially owned by Mr. Tong include 434 shares held by Mr. Tong’s wife.
(11)	Shares of common stock beneficially owned by Mr. Evans include 5,580 shares held by Mr. Evan’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018 regarding TRC’s long-term incentive plans, under which TRC common stock is authorized for issuance to employees, consultants and directors of TRC, our general partner and their affiliates. TRC’s sole equity compensation plan, under which it will make equity grants, is its Amended and Restated 2010 Stock Incentive Plan, which was approved by TRC stockholders on May 22, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	9,028,273

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

Indemnification Agreements

Indemnification Agreements with Directors and Officers

We and our general partner have entered into Indemnification Agreements (each, an “Indemnification Agreement”) with individuals who were independent directors of Targa Resources GP LLC (each, an “Indemnitee”) prior to the TRC/TRP Merger. Each Indemnification Agreement provides that each of us and Targa Resources GP LLC will indemnify and hold harmless each Indemnitee against Expenses (as defined in the Indemnification Agreement) to the fullest extent permitted or authorized by law, including the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. If such indemnification is unavailable as a result of a court decision and if we or Targa Resources GP LLC are jointly liable in the proceeding with the Indemnitee, we and Targa Resources GP LLC will contribute funds to the Indemnitee for his or her Expenses (as defined in the Indemnification Agreement) in proportion to relative benefit and fault of us or Targa Resources GP LLC on the one hand and Indemnitee on the other in the transaction giving rise to the proceeding.

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

Targa Resources Corp., the holder of all of our common units, has entered into Indemnification Agreements (each, a “Parent Indemnification Agreement”) with each director and officer of Targa (each, a “Parent Indemnitee”). Each Parent Indemnification Agreement provides that Targa Resources Corp. will indemnify and hold harmless each Parent Indemnitee for Expenses (as defined in the Parent Indemnification Agreements) to the fullest extent permitted or authorized by law, including the Delaware General Corporation Law, in effect on the date of the agreement or as it may be amended to provide more advantageous rights to the Parent Indemnitee. If such indemnification is unavailable as a result of a court decision and if Targa Resources Corp. and the Indemnitee are jointly liable in the proceeding, Targa Resources Corp. will contribute funds to the Parent Indemnitee for his or her expenses in proportion to relative benefit and fault of Targa Resources Corp. and Parent Indemnitee in the transaction giving rise to the proceeding.

Each Indemnification Agreement also provides that Targa Resources Corp. will indemnify the Parent Indemnitee for monetary damages for actions taken as a director or officer of Targa Resources Corp. or for serving at Targa’s request as a director or officer or another position at another corporation or enterprise, as the case may be but only if (i) the Parent Indemnitee acted in good faith and, in the case of conduct in his or her official capacity, in a manner he reasonably believed to be in the best interests of Targa Resources Corp. and, in all other cases, not opposed to the best interests of Targa Resources Corp. and (ii) in the case of a criminal proceeding, the Parent Indemnitee must have had no reasonable cause to believe that his or her conduct was unlawful. Each Parent Indemnification Agreement also provides that Targa Resources Corp. must advance payment of certain Expenses to the Parent Indemnitee, including fees of counsel, subject to receipt of an undertaking from the Parent Indemnitee to return such advance if it is ultimately determined that the Parent Indemnitee is not entitled to indemnification.

Transactions with Related Persons

Relationship with Sajet Resources LLC

In December 2010, immediately prior to Targa’s initial public offering, Sajet Resources LLC (“Sajet”) was spun-off from Targa. Rene Joyce, James Whalen and Joe Bob Perkins, directors of Targa, are also directors of Sajet. Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung, and Matthew Meloy, executive officers of Targa, are also executive officers of Sajet. The primary assets of Sajet are real property. Sajet also holds (i) an ownership interest in Floridian Natural Gas Storage Company, LLC, (ii) an ownership interest in Allied CNG Ventures LLC and (iii) certain technology rights. Former holders of our pre-IPO common equity, including certain of our current and former executives, managers and directors collectively own an 18% interest in Sajet. We provide general and administrative services to Sajet and are reimbursed for these amounts. Services provided to Sajet totaled less than $0.1 million in January and February of 2018.

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

Relationship with Apache Corp.

Rene R. Joyce, a director of Targa and of our general partner, is also a director of Apache Corporation (“Apache”) with whom we purchase and sell natural gas and NGLs and engage in construction services. During 2018, we made sales to Apache of $1.3 million and purchases of $189.4 million from Apache.

Relationship with Kansas Gas Service

Robert B. Evans, a director of Targa and our general partner, is also a director of ONE Gas, Inc. (“ONE”). We have commercial arrangements with Kansas Gas Service (“Kansas Gas”), a division of ONE. During 2018, we transacted sales of $19.6 million with Kansas Gas.

Relationships with Southern Company Gas, EOG Resources Inc., and IntercontinentalExchange, Inc.

Charles R. Crisp, a director of the Company and of our general partner, is a director of Southern Company Gas, parent company of Sequent Energy Management, LP (“Sequent”) and Northern Illinois Gas Company d/b/a NICOR Energy (“NICOR”). We purchase and sell natural gas and NGL products from and to Sequent and sell natural gas products to NICOR. In addition, we purchase electricity from Mississippi Power (“MS Power”), an affiliate of Southern Company, parent company of Southern Company Gas. Mr. Crisp also serves as a director of EOG Resources, Inc. (“EOG”), from whom we purchase natural gas and from whom, together with EOG’s subsidiary EOG Resources Marketing, Inc. (“EOG Marketing”), we purchase crude oil.  We also bill EOG and EOG Marketing for well connections to our gathering systems and associated equipment, and for services to operate certain EOG and jointly owned gas and crude oil gathering facilities. Mr. Crisp is also a director of Intercontinental Exchange, Inc. (“ICE Group”), parent company of ICE US OTC Commodity Markets LLC from whom we purchase brokerage services, New York Stock Exchange and ICE NGX Canada Inc., which provide platform services utilized by us for the purchase and sale of physical gas and natural gas liquids with third parties. The following table shows our transactions with each of these entities during 2018:

Entity	Sales	Purchases
	(In millions)
Sequent	$69.3	$11.1
NICOR	16.0	—
MS Power	—	0.4
EOG	13.3	20.3
ICE Group	23.5	16.3

These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationship with Southwest Energy LP

Ershel C. Redd Jr., a director of Targa and of our general partner, has an immediate family member who is an officer and part owner of Southwest Energy LP (“Southwest Energy”) from and to whom we purchase and sell natural gas and NGL products. During 2018, we made sales to Southwest Energy of $22.7 million and purchases of $2.8 million from Southwest Energy.

Relationship with Intercontinental Exchange, Inc.

Jennifer R. Kneale, Chief Financial Officer of Targa and of our general partner, has an immediate family member who is an officer of ICE Group. During 2018, we made sales to ICE Group of $23.5 million and purchases of $16.3 million from ICE Group.

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

Item 14. Principal Accounting Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our independent principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in Targa’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	2018	2017
	(In millions)
Audit fees (1)	$3.9	$4.6
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	0.1
	$3.9	$4.7

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

All services provided by our independent principal accountant are subject to pre-approval by the Audit Committee of our general partner. The Audit Committee of our general partner is informed of each engagement of the independent principal accountant to provide services under the policy. The Audit Committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent principal accountant. All of the services of PricewaterhouseCoopers LLP for 2018 and 2017 described above were pre-approved by the Audit Committee.

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

3.4

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 12, 2017(File No. 001-33303)).

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

4.7

Supplemental Indenture dated December 18, 2017 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.8

Supplemental Indenture dated January 9, 2018 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.9

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

4.10

Indenture dated as of May 14, 2013 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

4.11

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

4.12

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

4.13

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

4.14

Supplemental Indenture dated December 18, 2017 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.15

Supplemental Indenture dated January 9, 2018 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.16

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

4.17

Indenture dated as of October 28, 2014 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

4.18

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

4.20

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

4.21

Supplemental Indenture dated December 18, 2017 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.22

Supplemental Indenture dated January 9, 2018 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.20 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.23

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

4.27

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

4.28

Supplemental Indenture dated December 18, 2017 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.25 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.29

Supplemental Indenture dated January 9, 2018 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.26 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.30

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

4.31

Indenture dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-33303)).

4.32

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

4.33

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

4.34

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

4.35

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

4.36

Supplemental Indenture dated December 18, 2017 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.32 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.37

Supplemental Indenture dated January 9, 2018 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.33 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.38

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

4.39

Indenture dated as of October 17, 2017 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

4.40

Registration Rights Agreement dated as of October 17, 2017 among the Issuers, the Guarantors and Citigroup Global Markets Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

4.41

Supplemental Indenture dated December 18, 2017 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.36 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.42

Supplemental Indenture dated January 9, 2018 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.37 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-33303)).

4.43

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

4.44

Indenture dated as of April 12, 2018 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

4.45

Registration Rights Agreement dated as of April 12, 2018 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

4.46

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

4.47

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

4.48

Registration Rights Agreement dated as of January 17, 2019 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

4.49

Registration Rights Agreement dated as of January 17, 2019 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

4.50

Specimen Unit Certificate for the Series A Preferred Units (attached as Exhibit B to the Second Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP and incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 15, 2015 (File No. 001-33303)).

10.1

Third Amendment and Restatement Agreement dated as of June 29, 2018, by and among Targa Resources Partners LP, Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 3, 2018 (File No. 001-33303)).

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

10.11

Purchase Agreement dated as of January 10, 2019, among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 15, 2019).

10.12

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

10.16

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

10.17

Seventh Amendment to Receivables Purchase Agreement, dated December 7, 2018, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 10, 2018 (File No. 001-33303)).

10.18

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

10.32

Targa Resources Corp. 2018 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 18, 2018 (File No. 001-33303)).

10.33

Targa Resources Corp. 2019 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2019 (File No. 001-33303)).

10.34+

Targa Resources Executive Officer Change In Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 19, 2012 ((File No. 001-33303)).

10.35+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 8, 2015 ((File No. 001-33303)).

10.36+

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.37+

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

10.40+

Indemnification Agreement by and between Targa Resources Corp. and Waters S. Davis, IV, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 24, 2015 (File No. 001-34991)).

10.41+

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

10.43+

Indemnification Agreement by and between Targa Resources Corp. and Clark White, dated November 12, 2015 (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-33303)).

10.44+

Indemnification Agreement by and between Targa Resources Corp. and Robert Muraro, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-34991)).

10.45

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

21.1*	List of Subsidiaries of Targa Resources Partners LP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: March 1, 2019	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Signature	Title (Position with Targa Resources GP LLC)

/s/ Joe Bob Perkins	Chief Executive Officer and Director
Joe Bob Perkins	(Principal Executive Officer)

/s/ Jennifer R. Kneale	Chief Financial Officer
Jennifer R. Kneale	(Principal Financial Officer)

/s/ John R. Klein	Senior Vice President and Chief Accounting Officer
John R. Klein	(Principal Accounting Officer)

/s/ James W. Whalen	Executive Chairman of the Board and Director
James W. Whalen

/s/ Michael A. Heim	Vice Chairman of the Board and Director
Michael A. Heim

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Robert B. Evans	Director
Robert B. Evans

/s/ Laura C. Fulton	Director
Laura C. Fulton

/s/ Ershel C. Redd Jr.	Director
Ershel C. Redd Jr.

/s/ Chris Tong	Director
Chris Tong

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Beth A. Bowman	Director
Beth A. Bowman

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ Joe Bob Perkins

Joe Bob Perkins

Chief Executive Officer

(Principal Executive Officer)

/s/ Jennifer R. Kneale

Jennifer R. Kneale

Chief Financial Officer

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Targa Resources GP LLC and the Partners of Targa Resources Partners LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Partners LP and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

We have served as the Partnership’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			December 31, 2018	December 31, 2017
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$203.3	$124.7
Trade receivables, net of allowances of $0.1 and $0.1 million at December 31, 2018 and December 31, 2017			864.4	825.7
Inventories			164.7	204.5
Assets from risk management activities			115.3	37.9
Other current assets			32.2	55.8
Total current assets			1,379.9	1,248.6
Property, plant and equipment			17,213.8	14,198.6
Accumulated depreciation			(4,285.5)	(3,768.7)
Property, plant and equipment, net			12,928.3	10,429.9
Intangible assets, net			1,983.2	2,165.8
Goodwill, net			46.6	256.6
Long-term assets from risk management activities			34.1	23.2
Investments in unconsolidated affiliates			490.5	221.6
Other long-term assets			27.5	13.3
Total assets			$16,890.1	$14,359.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$1,636.9	$1,106.6
Accounts payable to Targa Resources Corp.			187.4	76.9
Liabilities from risk management activities			33.6	79.7
Current debt obligations			1,027.9	350.0
Total current liabilities			2,885.8	1,613.2
Long-term debt			5,197.4	4,268.0
Long-term liabilities from risk management activities			3.1	19.6
Deferred income taxes, net			23.9	24.0
Other long-term liabilities			233.8	576.0
Contingencies (see Note 17)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
December 31, 2018	5,000,000	5,000,000
December 31, 2017	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	6,227.2	6,500.3
December 31, 2018	275,168,410	275,168,410
December 31, 2017	275,168,410	275,168,410
General partner	Issued	Outstanding	802.6	808.2
December 31, 2018	5,629,136	5,629,136
December 31, 2017	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			124.9	(46.0)
			7,275.3	7,383.1
Noncontrolling interests in subsidiaries			1,270.8	475.1
Total owners' equity			8,546.1	7,858.2
Total liabilities and owners' equity			$16,890.1	$14,359.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Sales of commodities (see Note 3)	$9,278.7	$7,751.1	$5,626.8
Fees from midstream services (see Note 3)	1,205.3	1,063.8	1,064.1
Total revenues	10,484.0	8,814.9	6,690.9
Costs and expenses:
Product purchases (see Note 3)	8,238.2	6,906.1	4,922.9
Operating expenses	722.0	622.8	553.6
Depreciation and amortization expense	815.9	809.5	757.7
General and administrative expense	240.8	190.5	177.1
Impairment of property, plant and equipment	—	378.0	—
Impairment of goodwill	210.0	—	207.0
Other operating (income) expense	3.5	17.4	6.6
Income (loss) from operations	253.6	(109.4)	66.0
Other income (expense):
Interest expense, net	(170.0)	(217.8)	(233.5)
Equity earnings (loss)	7.3	(17.0)	(14.3)
Gain (loss) from financing activities	(1.3)	(10.9)	(48.2)
Change in contingent considerations	8.8	99.6	0.4
Other, net	0.1	(2.5)	0.6
Income (loss) before income taxes	98.5	(258.0)	(229.0)
Income tax (expense) benefit	0.1	7.4	0.3
Net income (loss)	98.6	(250.6)	(228.7)
Less: Net income (loss) attributable to noncontrolling interests	47.6	38.9	20.7
Net income (loss) attributable to Targa Resources Partners LP	$51.0	$(289.5)	$(249.4)

Net income attributable to preferred limited partners	$11.3	$11.3	$11.3
Net income (loss) attributable to general partner	0.8	(6.0)	63.4
Net income (loss) attributable to common limited partners	38.9	(294.8)	(324.1)
Net income (loss) attributable to Targa Resources Partners LP	$51.0	$(289.5)	$(249.4)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$98.6	$(250.6)	$(228.7)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	132.5	(28.8)	(103.6)
Settlements reclassified to revenues	38.4	44.6	(45.0)
Other comprehensive income (loss)	170.9	15.8	(148.6)
Comprehensive income (loss)	269.5	(234.8)	(377.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	47.6	38.9	20.7
Comprehensive income (loss) attributable to Targa Resources Partners LP	$221.9	$(273.7)	$(398.0)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Treasury		Non-
	Partner		Partner		Partner		Comprehensive	Units		controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Units	Amount	Interests	Total
	(In millions, except units in thousands)

Balance December 31, 2015	5,000	$120.6	184,871	$4,550.4	3,773	$1,735.3	$86.8	212	$(10.3)	$420.1	$6,902.9
Compensation on equity grants	—	—	—	2.2	—	—	—	—	—	—	2.2
Distribution equivalent rights	—	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Issuance of common units under compensation program	—	—	30	—	—	—	—	—	—	—	—
Units tendered for tax withholding obligations	—	—	(1)	—	—	—	—	1.3	(0.1)	—	(0.1)
Cancellation of treasury units	—	—	—	(10.2)	—	(0.2)	—	(213)	10.4	—	—
Contributions from Targa Resources Corp.	—	—	58,621	1,353.4	1,197	27.6	—	—	—	—	1,381.0
Purchase of noncontrolling interests in subsidiary	—	—	—	63.7	—	1	—	—	—	(102.2)	(37.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(26.7)	(26.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	43.3	43.3
Other comprehensive income (loss)	—	—	—	—	—	—	(148.6)	—	—	—	(148.6)
Net income (loss)	—	11.3	—	(324.1)	—	63.4	—	—	—	20.7	(228.7)
Distributions	—	(11.3)	—	(598.9)	—	(127.1)	—	—	—	—	(737.3)
Exchange of Incentive Distribution Rights and special general partner interest for units	—	—	31,647	903.6	659	(903.6)	—	—	—	—	-
Balance, December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	—	$—	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	1,685.5	—	34.5	—	—	—	—	1,720.0
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	—	—	(12.5)	(12.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(48.1)	(48.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	141.6	141.6
Other comprehensive income (loss)	—	—	—	—	—	—	15.8	—	—	—	15.8
Net income (loss)	—	11.3	—	(294.8)	—	(6.0)	—	—	—	38.9	(250.6)
Distributions	—	(11.3)	—	(830.3)	—	(17.0)	—	—	—	—	(858.6)
Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	—	$—	$475.1	$7,858.2

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(In millions, except units in thousands)

Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	588.1	—	12.0	—	—	600.1
Acquisition of related party (see Note 15)	—	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70.8)	(70.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	817.9	817.9
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	170.9	—	170.9
Net income (loss)	—	11.3	—	38.9	—	0.8	—	47.6	98.6
Distributions	—	(11.3)	—	(900.1)	—	(18.4)	—	—	(929.8)
Balance, December 31, 2018	5,000	$120.6	275,168	$6,227.2	5,629	$802.6	$124.9	$1,270.8	$8,546.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities
Net income (loss)	$98.6	$(250.6)	$(228.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	9.1	9.3	11.9
Compensation on equity grants	—	—	2.2
Depreciation and amortization expense	815.9	809.5	757.7
Impairment of property, plant and equipment	—	378.0	—
Impairment of goodwill	210.0	—	207.0
Accretion of asset retirement obligations	3.7	3.9	4.6
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(72.1)	3.3	(15.2)
Deferred income tax expense (benefit)	(0.1)	(2.9)	(0.3)
Equity (earnings) loss of unconsolidated affiliates	(7.3)	17.0	14.3
Distributions of earnings received from unconsolidated affiliates	20.8	12.5	4.1
Risk management activities	9.8	10.0	26.0
(Gain) loss on sale or disposition of business and assets	(0.1)	15.9	6.1
(Gain) loss from financing activities	1.3	10.9	48.2
Change in contingent considerations included in Other expense (income)	(8.8)	(99.6)	(0.4)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(9.8)	(177.7)	(171.9)
Inventories	(13.9)	(73.2)	(15.9)
Accounts payable and other liabilities	156.5	191.3	188.7
Net cash provided by operating activities	1,213.6	857.6	838.4
Cash flows from investing activities
Outlays for property, plant and equipment	(3,114.0)	(1,297.5)	(562.1)
Outlays for business acquisition, net of cash acquired	—	(570.8)	—
Proceeds from sale of business and assets	256.9	2.7	4.8
Investments in unconsolidated affiliates	(282.0)	(9.5)	(4.4)
Return of capital from unconsolidated affiliates	5.5	0.2	4.1
Other, net	(12.5)	(17.8)	(1.0)
Net cash used in investing activities	(3,146.1)	(1,892.7)	(558.6)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,870.0	1,736.0	1,710.0
Repayments of credit facility	(1,190.0)	(1,866.0)	(1,840.0)
Proceeds from borrowings under accounts receivable securitization facility	546.6	666.6	171.4
Repayments of accounts receivable securitization facility	(616.6)	(591.6)	(115.7)
Proceeds from issuance of senior notes	1,000.0	750.0	1,000.0
Redemption of senior notes	—	(538.1)	(1,852.2)
Redemption of TPL senior notes	—	—	(13.3)
Costs incurred in connection with financing arrangements	(16.2)	(7.5)	(30.1)
Repurchase of common units under compensation plans	—	—	(0.1)
Purchase of noncontrolling interests in subsidiary	(0.1)	(12.5)	(37.2)
Contributions from general partner	12.0	34.5	27.6
Contributions from TRC	588.1	1,685.5	1,353.4
Contributions from noncontrolling interests	817.9	141.6	43.3
Distributions to noncontrolling interests	(70.8)	(48.1)	(26.7)
Distributions to unitholders	(929.8)	(858.6)	(737.3)
Payments of distribution equivalent rights	—	—	(0.3)
Net cash provided by (used in) financing activities	2,011.1	1,091.8	(347.2)
Net change in cash and cash equivalents	78.6	56.7	(67.4)
Cash and cash equivalents, beginning of period	124.7	68.0	135.4
Cash and cash equivalents, end of period	$203.3	$124.7	$68.0

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Partners LP is a Delaware limited partnership formed in October 2006 by our parent, Targa Resources Corp. (“Targa” or “TRC” or the “Company” or “Parent”). In this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “TRP,” or the “Partnership” are intended to mean the business and operations of Targa Resources Partners LP and its consolidated subsidiaries.

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

On October 19, 2016, we executed the Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (the “Third A&R Partnership Agreement”), which became effective as of December 1, 2016. The Third A&R Partnership Agreement amendments include among other things (i) eliminating the incentive distribution rights (“IDRs”) held by our general partner, and related distribution and allocation provisions, (ii) eliminating the Special General Partner Interest (the “Special GP Interest” as defined in the Third A&R Partnership Agreement) held by our general partner, (iii) providing the ability to declare monthly distributions in addition to quarterly distributions, (iv) modifying certain provisions relating to distributions from available cash, (v) eliminating the Class B Unit (as defined in the Third A&R Partnership Agreement) provisions and (vi) changes to the Third A&R Partnership Agreement to reflect the passage of time and to remove provisions that are no longer applicable.

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing, terminaling and selling crude oil; and
•	storing, terminaling and selling refined petroleum products.

See Note 24 – Segment Information for certain financial information regarding our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2018 and 2017, and the results of operations, comprehensive income, cash flows, and changes in owners’ equity for the years ended December 31, 2018, 2017 and 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. Checks outstanding at the end of a period are included in accounts payable, as we extinguish liabilities when the creditor receives our payment and we are relieved of our obligation (which generally occurs when our bank honors that check).

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

Inventories

Our inventories consist primarily of NGL product inventories. Most NGL product inventories turn over monthly, but some inventory, primarily propane, is acquired and held during the year to meet anticipated heating season requirements of our customers. NGL product inventories are valued at the lower of cost or net realizable value using the average cost method. Commodity inventories that are not physically or contractually available for sale under normal operations (“deadstock”) are included in Property, Plant and Equipment. Inventories also include materials and supplies required for our Badlands expansion activities in North Dakota, which are valued at cost using the specific identification method.

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

Our annual goodwill impairment test is performed as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Prior to us conducting the goodwill impairment test, we complete a review of the carrying values of our long-lived assets, including property, plant and equipment and other intangible assets and if it is determined that the carrying values are not recoverable, we reduce the carrying values of the long-lived assets pursuant to our policy on property, plant and equipment.

We are permitted to first assess qualitative factors for a reporting unit to determine if the quantitative goodwill impairment test is necessary. If we choose to bypass this qualitative assessment or otherwise determine that a goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (including attributed goodwill). Prior to our adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, if a reporting unit’s carrying amount exceeded the reporting unit’s fair value, we then compared the implied fair value of goodwill to its carrying value. We recognize an impairment loss in our Consolidated Statements of Operations and a corresponding reduction of goodwill on our Consolidated Balance Sheets for the amount by which the carrying amount exceeds the reporting unit’s fair value, or prior to our adoption of ASU 2017-04, the amount by which the carrying amount exceeded the reporting unit’s implied fair value. The goodwill impairment loss will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. We consider all available evidence to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. We are also subject to the Texas margin tax, consisting generally of a 0.75% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas. See Note 21 – Income Tax for discussion of the Partnership’s federal and state income tax expense (benefits) of its taxable subsidiary as well as the Partnership’s net deferred income tax assets (liabilities).

Dividends

Preferred and Common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

Mandatorily Redeemable Preferred Interests

Mandatorily redeemable preferred interests are included in other long-term liabilities on our Consolidated Balance Sheets. Mandatorily redeemable preferred interests with multiple or indeterminate redemption dates are reported at their estimated redemption value as of the reporting date. This point-in-time value does not represent the amount that ultimately would be redeemed in the future. Changes in the redemption value are included in interest expense, net in our Consolidated Statements of Operations.

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

We have certain long-term contractual arrangements under which we have received consideration, but for which all conditions for revenue recognition have not been met. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other items, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this update affect narrow aspects of the guidance issued in ASU 2016-02 and are intended to alleviate unintended consequences from applying the new standard. The amendments do not make substantive changes to the core provisions or principles of the new standard and have been considered during our implementation process.

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not recast prior periods. In addition, the amendments in this update also provide lessors with a practical expedient (provided certain conditions are met), by class of underlying asset, to not separate the nonlease component(s) from the associated lease component and instead to account for the arrangement under either Topic 842 or Topic 606 depending on the predominant component.

We expect to adopt Topic 842 on January 1, 2019 and intend to elect the land easement practical expedient as well as the optional transition method. We also expect to adopt the package of practical expedients permitting us to not reassess under the new standard our prior conclusions regarding lease identification, lease classification and initial direct costs, the practical expedient to not separate lease and non-lease components for all of our existing lessee and lessor arrangements, and to elect an accounting policy to not apply the recognition requirements of Topic 842 to our short-term leases. We do not expect to elect the practical expedient for use of hindsight in determining the lease term and assessing impairment of our right-of-use assets.

We established a cross-functional team to implement the new standard and are currently in the process of implementing a leases software solution, evaluating the impact of the new standard on our consolidated financial statements and implementing appropriate changes to our internal processes and controls to support the accounting and disclosure requirements of the new standard.

Based on our evaluation to-date and from the perspective as the lessee, our leasing activity primarily consists of office space, vehicles, railcars, and tractors. We expect to recognize upon adoption of ASC 842 at January 1, 2019 an estimated right-of-use asset and a lease liability on our consolidated balance sheet. These amounts would represent less than 2% of our total consolidated asset and liabilities, respectively. At this time, we do not expect a material cumulative effect adjustment to retained earnings on January 1, 2019.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update change the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments affect investments in loans, investments in debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments also replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We do not expect a material impact on our consolidated financial statements.

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

Recently adopted accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The amendments also create a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The core principal of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 by applying the modified retrospective transition approach to contracts which were not completed as of the date of adoption. The adoption of Topic 606 did not result in a material cumulative effect adjustment to retained earnings on January 1, 2018. However, the adoption did have an impact on the classification between “Fees from midstream services” and “Product purchases,” as well as the reporting of gross versus net revenues, as discussed below:

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

The following tables summarize the effects of adoption on our consolidated financial statements:

	Year Ended December 31, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$9,611.9	$(333.2)	$9,278.7
Fees from midstream services	1,244.9	(39.6)	1,205.3
Total revenues	10,856.8	(372.8)	10,484.0
Costs and expenses:
Product purchases	8,611.0	(372.8)	8,238.2
Income from operations	253.6	—	253.6
Income (loss) before income taxes	98.5	—	98.5
Net income (loss)	$98.6	$—	$98.6

See Note 19 – Revenue for information regarding our performance obligations and Note 24 – Segment Information for further disaggregation of our revenues.

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

Other Income

In February 2017, FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this update clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the amendments clarify that the guidance applies to all nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies and defines "in substance nonfinancial asset" as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. These amendments also impact the accounting for partial sales of nonfinancial assets, whereby an entity that transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, will measure the retained interest at fair value resulting in the full gain/loss recognition upon sale. These amendments were effective for us on January 1, 2018; however, we did not have sales or transfers of nonfinancial assets that were incomplete as of the adoption date and, therefore, we did not have a cumulative effect adjustment to retained earnings.

Targeted Improvements to Accounting for Hedge Activities

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The amendments in this update are intended to better align risk management activities and financial reporting for hedging relationships. The amendments cover multiple aspects of hedge accounting including: (1) change the way in which ineffectiveness is accounted; (2) allow for new hedge strategies; and (3) change hedge disclosures. Under the new guidance, companies will have the option to perform a qualitative quarterly effectiveness assessment once the initial quantitative test has been performed. In addition, any ineffectiveness that exists is required to be recorded in other comprehensive income instead of in earnings as was required under prior guidance. Several new hedging strategies qualify for hedge accounting treatment, most of these strategies involving the hedging of contractually specified components. Lastly, disclosure requirements have been updated to: (1) require that hedge income be presented on the same line item as the related hedged item; (2) require hedge program objectives to be disclosed; and (3) eliminate the requirement to separately disclose ineffectiveness. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We early adopted the amendments on January 1, 2018, with the changes to ineffectiveness resulting in no effect on retained earnings, as we had no accumulated ineffectiveness at December 31, 2017. See updated disclosures as a result of these amendments in Note 13 – Derivative Instruments and Hedging Activities and Note 24 – Segment Information.

Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures

Joint Ventures

Grand Prix Joint Venture

In May 2017, we announced plans to construct the Grand Prix pipeline (“Grand Prix”), a new common carrier NGL pipeline. Grand Prix will transport volumes from the Permian Basin and our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third-party customer volume commitments, and is expected to be fully in service in the third quarter of 2019.

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

Concurrent with the sale of the 25% interest in the Grand Prix Joint Venture to Blackstone, we and EagleClaw Midstream Ventures, LLC (“EagleClaw”), a Blackstone portfolio company, executed a long-term Raw Product Purchase Agreement whereby EagleClaw dedicated and committed significant NGLs associated with EagleClaw’s natural gas volumes produced or processed in the Delaware Basin.

In March 2018, we announced an extension of Grand Prix from North Texas into southern Oklahoma. The pipeline expansion is supported by long-term commitments for both transportation and fractionation from our existing processing plants in the Arkoma area in our SouthOK system and from third-party commitments, including a long-term commitment for transportation and fractionation with Valiant Midstream, LLC. The extension of Grand Prix into southern Oklahoma is not part of the Grand Prix Joint Venture and its expected cost of approximately $350 million will be funded exclusively by Targa.

The capacity of the 24-inch pipeline segment from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d. The pipeline segment from the Permian Basin will be connected to a 30-inch diameter pipeline segment in North Texas, where Permian, North Texas and Oklahoma volumes will be connected to Mont Belvieu, and will have capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d. The capacity from Oklahoma to North Texas will vary based on telescoping pipe size.

In February 2019, we announced an extension of Grand Prix from southern Oklahoma to the STACK region of Central Oklahoma where it will connect with Williams’ new Bluestem Pipeline and link the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. Williams will also have an initial option to purchase a 20% equity interest in one of our recently announced fractionation trains (Train 7 or Train 8) in Mont Belvieu. This Grand Prix extension is expected to be completed in the first quarter of 2021 and is not part of the Grand Prix Joint Venture.

Grand Prix volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in the Blackstone and Grand Prix Development LLC (“Grand Prix DevCo JV”) joint venture arrangements (described below), while the volumes flowing from North Texas and Oklahoma to Mont Belvieu solely benefit us.

The total cost for Grand Prix, including the extension into Oklahoma, is expected to be approximately $1.9 billion.

Cayenne Joint Venture

In July 2017, we entered into the Cayenne Pipeline, LLC joint venture (“Cayenne Joint Venture”) with American Midstream LLC to convert an existing 62-mile gas pipeline to an NGL pipeline connecting the VESCO plant in Venice, Louisiana to the Enterprise Products Operating LLC (“Enterprise”) pipeline at Toca, Louisiana, for delivery to Enterprise’s Norco Fractionator. We acquired a 50% interest in the Cayenne Joint Venture for $5.0 million. The project commenced operations in December 2017. See Note 8 – Investments in Unconsolidated Affiliates for activity related to the Cayenne Joint Venture.

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

We and DCP each own a 25% interest, and KMTP owns a 35% interest in GCX. In December 2018, Altus Midstream Company exercised their option to purchase the remaining 15% interest, which was originally held by KMTP. KMTP will serve as the construction manager and operator of GCX. We have committed significant volumes to GCX. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system, has committed volumes to the project. See Note 8 – Investments in Unconsolidated Affiliates for activity related to the GCX Joint Venture.

Little Missouri 4 Joint Venture

In January 2018, we formed a 50/50 joint venture with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at Targa’s existing Little Missouri facility (“Little Missouri 4”). The LM4 Plant is anticipated to be completed in the second quarter of 2019. Targa is managing the construction of, and will operate, the LM4 Plant. See Note 8 – Investments in Unconsolidated Affiliates for activity related to the Little Missouri 4 Joint Venture.

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

The following diagram displays the ownership structure of the DevCo JVs:

For a four-year period beginning on the earlier of the date that all three projects have commenced commercial operations or January 1, 2020, we have the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. Targa may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests is based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs. Targa will control the management of the DevCo JVs unless and until Targa declines to exercise its option to acquire Stonepeak's interests. Train 6 is expected to begin operations in the second quarter of 2019. Grand Prix is expected to be fully in service in the third quarter of 2019. GCX is expected to be in service in the fourth quarter of 2019, pending regulatory approvals.

We hold a controlling interest in each of the DevCo JVs, as we have the majority voting interest and the supermajority voting provisions of the joint venture agreements do not represent substantive participating rights and are protective in nature to Stonepeak. As a result, we have consolidated each of the DevCo JVs in our financial statements. We continue to account for Grand Prix and Train 6 on a consolidated basis in our consolidated financial statements, and continue to account for GCX as an equity method investment as disclosed in Note 8 – Investments in Unconsolidated Affiliates.

Agua Blanca Joint Venture

In April 2018, we joined WhiteWater Midstream, LLC (“WhiteWater Midstream”), WPX Energy, Inc., and Markwest Energy Partners, L.P., as joint venture partners in WhiteWater Midstream’s Delaware Basin Agua Blanca pipeline (“Agua Blanca Joint Venture”). The Agua Blanca pipeline is an approximately 160 mile natural gas residue pipeline with an initial capacity of 1.4 Bcf/d. The pipeline, which commenced operations in April 2018, runs from Orla, Texas to the Waha hub, servicing portions of Culberson, Loving, Pecos, Reeves and Ward counties with multiple direct downstream connections including to the Trans-Pecos Header. We acquired a 10% interest in the Agua Blanca Joint Venture for $3.5 million. See Note 8 – Investments in Unconsolidated Affiliates for activity related to the Agua Blanca Joint Venture.

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

Whistler Pipeline

In August 2018, we announced that we were involved in the development of the Whistler Pipeline (“Whistler”), consisting of a proposed pipeline designed to transport natural gas from the Waha area of the Permian Basin to Agua Dulce in South Texas, with an additional segment continuing from Agua Dulce to Wharton County, TX. In February 2019, we announced that we do not expect to have any meaningful ownership interest in Whistler but will continue to work to commercialize the project as it provides strategic residue takeaway for us and our customers.

Acquisitions

Permian Acquisition

On March 1, 2017, Targa completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments. The first earn-out payment due in May 2018 expired with no required payment. The second potential earn-out payment would occur in May 2019 and will be based upon a multiple of realized gross margin through February 28, 2019 from contracts that existed on March 1, 2017.

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

	December 31, 2017	December 31, 2016
	Pro Forma	Pro Forma
Revenues	$8,829.0	$6,725.6
Net income (loss)	(252.2)	(284.5)

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

The fair value of assets acquired included trade receivables of $6.7 million, all of which has been subsequently collected. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions including projections of future production volumes and cash flows, benchmark analysis of comparable public companies, expectations regarding customer contracts and relationships, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 14 – Fair Value Measurements. These inputs require significant judgments and estimates.

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

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its fair value. We agreed to pay up to an additional $935.0 million in aggregate potential earn-out payments in May 2018 and May 2019. The acquisition date fair value of the potential earn-out payments of $416.3 million was originally recorded within Other long-term liabilities on our Consolidated Balance Sheets. As discussed in Note 11 – Other Long-term Liabilities, changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) have been included in Other income (expense).

Flag City Acquisition and Centrahoma Contributions

On May 9, 2017, we purchased all of the equity interests in Flag City Processing Partners, LLC ("FCPP") from Boardwalk Midstream, LLC (“Boardwalk”) and all of the equity interests in FCPP Pipeline, LLC from Boardwalk Field Services, LLC (“BFS”) for a base purchase price of $60.0 million subject to customary closing adjustments. The final adjustment to the base purchase price paid to Boardwalk was an additional $3.6 million. As part of the acquisition (the “Flag City Acquisition”), we acquired a natural gas processing plant with 150 MMcf/d of operating capacity (the “Flag City Plant”) located in Jackson County, Texas; 24 miles of gas gathering pipeline systems and related rights of ways located in Bee and Karnes counties in Texas; 102.1 acres of land surrounding the Flag City Plant; and a limited number of gas supply contracts.

In 2017, the gas processing activities under the Flag City Plant contracts were redirected to our Silver Oak Plants, and the Flag City Plant was decommissioned in order to move the plant and its component parts to other Targa locations. In December 2017, Targa contributed the Flag City Plant assets to Centrahoma Processing, LLC (“Centrahoma”), a consolidated subsidiary and joint venture that we operate, in which we have a 60% ownership interest. The remaining 40% ownership interest in Centrahoma is held by MPLX LP (“MPLX”). In 2018, utilizing the Flag City Plant assets, Centrahoma constructed the Hickory Hills Plant in Hughes County, Oklahoma (the “Hickory Hills Plant”). The Hickory Hills Plant processes growing natural gas production from the Arkoma Woodford Basin and began operations in December 2018. In October 2018, Targa also contributed the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma (the “Tupelo Plant”) to Centrahoma. In conjunction with Targa’s contribution of both the Flag City Plant assets and the Tupelo Plant, MPLX made cash contributions to Centrahoma in order to maintain its 40% ownership interest.

We accounted for the Flag City Acquisition as an asset acquisition and capitalized less than $0.1 million of acquisition related costs as a component of the cost of assets acquired, which resulted in an allocation of $52.3 million of property, plant and equipment, $7.7 million of intangible assets for customer contracts and $3.6 million of current assets and liabilities, net.

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

Divestitures

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

Sale of Refined Products and Crude Oil Storage and Terminaling Facilities

On September 12, 2018, we executed agreements to sell our Downstream refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland, to a third party for approximately $165 million. The sale closed on October 31, 2018 and we used the proceeds to repay debt and to fund a portion of our growth capital program. In relation to the sale, we classified our Tacoma and Baltimore refined products and crude oil storage and terminaling facilities assets as held for sale and measured them at the lower of their carrying value or fair value less costs to sell, which resulted in a loss of $57.5 million included within Other operating income (expense) in our Consolidated Statements of Operations in the third quarter of 2018. In the fourth quarter, we recognized an additional $1.6 million loss upon closing of the sale. The sale of these businesses does not qualify for reporting as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results.

Subsequent Event

In February 2019, we entered into definitive agreements to sell a 45% interest in Targa Badlands LLC, the entity that holds all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities for $1.6 billion. We will continue to be the operator of Targa Badlands LLC and will hold majority governance rights. Future growth capital is expected to be funded on a pro rata basis. Targa Badlands LLC will pay a minimum quarterly distribution to Blackstone and to Targa based on their initial investments, and Blackstone’s capital contributions will have a liquidation preference upon a sale of Targa Badlands LLC. We will continue to present Targa Badlands LLC on a consolidated basis in our consolidated financial statements. We expect to use the net cash proceeds to pay down debt and for general corporate purposes, including funding our growth capital program. The transaction is expected to close in the second quarter of 2019 and is subject to customary regulatory approvals and closing conditions.

Note 5 — Inventories

	December 31, 2018	December 31, 2017
Commodities	$151.1	$191.6
Materials and supplies	13.6	12.9
	$164.7	$204.5

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	December 31, 2018	December 31, 2017	Estimated Useful Lives (In Years)
Gathering systems	$7,547.9	$7,037.2	5 to 20
Processing and fractionation facilities	4,001.0	3,563.0	5 to 25
Terminaling and storage facilities	1,138.7	1,244.1	5 to 25
Transportation assets	445.1	343.6	10 to 25
Other property, plant and equipment	334.3	303.5	3 to 25
Land	144.3	125.7	—
Construction in progress	3,602.5	1,581.5	—
Property, plant and equipment	17,213.8	14,198.6
Accumulated depreciation	(4,285.5)	(3,768.7)
Property, plant and equipment, net	$12,928.3	$10,429.9

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(753.4)	(570.8)
Intangible assets, net	$1,983.2	$2,165.8

For each of the years ended December 31, 2018, 2017 and 2016 depreciation expense was $633.3 million, $621.3 million and $601.5 million.

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

For each of the years ended December 31, 2018, 2017 and 2016 amortization expense for our intangible assets was $182.6 million, $188.2 million and $156.1 million. The estimated annual amortization expense for intangible assets is approximately $171.6 million, $159.4 million, $149.5 million, $141.2 million and $136.0 million for each of the years 2019 through 2023. As of December 31, 2018, the weighted average amortization period for our intangible assets was approximately 14.9 years.

The changes in our intangible assets are as follows:

	December 31, 2018	December 31, 2017
Beginning of period	$2,165.8	$1,654.0
Additions from Permian Acquisition	—	692.3
Additions from Flag City Acquisition	—	7.7
Amortization	(182.6)	(188.2)
End of period	$1,983.2	$2,165.8

Asset Sales

During the second quarter of 2018, we sold our inland marine barge business, which was included in our Logistics and Marketing segment, to a third party for $69.3 million. As a result of the sale, we recognized a gain of $48.1 million in our Consolidated Statements of Operations for the year ended December 31, 2018 as part of Other operating (income) expense. We continue to own and operate two ocean-going barges.

During the fourth quarter of 2018, we exchanged a portion of our Versado gathering system, located primarily in Yoakum County, Texas, and Lea County, New Mexico, and associated contracts and assets, with a third party for consideration that includes 1) a gathering system located primarily in Lea County, New Mexico, and associated contracts and assets, 2) an initial cash payment and 3) deferred payments due semi-annually beginning on June 30, 2019, through December 31, 2022. The acquired gathering system has been integrated into the Versado gathering system. Due to the significant monetary portion of the consideration received, the exchange of these assets was accounted for as a derecognition of nonfinancial assets, and a gain of $44.4 million was recognized in our Consolidated Statements of Operations for the year ended December 31, 2018 as part of Other operating (income) expense. The gain was calculated as the difference between the fair value of the consideration received, including the fair value of acquired gathering system, less our book basis of the assets transferred.

The fair value of the acquired assets was determined using the indirect cost method of valuation, adjusted for any physical and economic obsolescence, and other management estimates. The fair value measurements of assets acquired are based on inputs that are a combination of Level 2 and Level 3 inputs, as defined in Note 14 – Fair Value Measurements.

Note 7 – Goodwill

Goodwill related to the 2015 Atlas mergers was attributable to the WestTX and SouthTX reporting units in our Gathering and Processing segment. We also recognized goodwill of approximately $46.6 million related to the Permian Acquisition on March 1, 2017, which was attributed to the New Midland and New Delaware reporting units in our Gathering and Processing segment.

Changes in the net amounts of our goodwill are as follows:

	WestTX	SouthTX	New Midland	New Delaware	Total
Balance at December 31, 2015, net	$326.9	$90.1	$—	$—	$417.0
Additional impairment for 2015 annual assessment	(14.4)	(9.6)	—	—	(24.0)
Impairment for 2016 annual assessment	(137.8)	(45.2)	—	—	(183.0)
Balance at December 31, 2016, net	174.7	35.3	—	—	210.0
Permian Acquisition, March 1, 2017	—	—	23.2	23.4	46.6
Balance at December 31, 2017, net	174.7	35.3	23.2	23.4	256.6
Impairment for 2018 annual assessment	(174.7)	(35.3)	—	—	(210.0)
Balance at December 31, 2018, net	$—	$—	$23.2	$23.4	$46.6

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

As of December 31, 2015, we had not completed our November 30, 2015 impairment assessment of the goodwill resulting from the February 2015 Atlas mergers. Based on the results of that preliminary evaluation, we recorded a provisional goodwill impairment in our Consolidated Statements of Operations during the fourth quarter of 2015. During the first quarter of 2016, we finalized our 2015 impairment assessment and recorded additional impairment expense of $24.0 million in our Consolidated Statements of Operations. The impairment of goodwill was primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas.

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

Our 2018 annual evaluation of goodwill for impairment was completed in the fourth quarter of 2018. Due to the impact of lower forecasted commodity prices and a reduction in forecasted volumes as a result of changes in producers’ drilling activity, we recorded impairment expense of $210.0 million in our Consolidated Statements of Operations, representing the impairment of the remaining goodwill for WestTX and SouthTX.

Note 8 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•

three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), a gas gathering company; a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), a gas gathering company; and prior to December 31, 2018, a 50% interest in T2 EF Cogeneration Holdings L.L.C. (“T2 EF Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”);

•	a 50% operated ownership interest in the Cayenne Joint Venture;
•	a 25% non-operated ownership interest in GCX;
•	a 50% operated ownership interest in Little Missouri 4; and
•	a 10% non-operated ownership interest in the Agua Blanca Joint Venture.

Investments in GCF, Cayenne Joint Venture, GCX and Agua Blanca Joint Venture are included in the total assets of Logistics and Marketing segment. Investments in T2 Joint Ventures and Little Missouri 4 are included in the total assets of Gathering and Processing segment. See Note 24 — Segment Information for more information regarding our segment assets.

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2015	Equity Earnings (Loss)	Cash Distributions (1)	Acquisition (Disposition)	Contributions	Balance at December 31, 2016
GCF	$49.5	$4.1	$(7.5)	$—	$—	$46.1
T2 LaSalle	63.6	(5.2)	—	—	0.2	58.6
T2 Eagle Ford	123.8	(9.4)	—	—	4.2	118.6
T2 EF Cogen	22.0	(3.8)	(0.7)	—	—	17.5
Cayenne	—	—	—	—	—	—
GCX	—	—	—	—	—	—
Little Missouri 4	—	—	—	—	—	—
Agua Blanca	—	—	—	—	—	—
Total	$258.9	$(14.3)	$(8.2)	$—	$4.4	$240.8

	Balance at December 31, 2016	Equity Earnings (Loss)	Cash Distributions (1)	Acquisition (Disposition)	Contributions	Balance at December 31, 2017
GCF	$46.1	$12.4	$(12.7)	$—	$—	$45.8
T2 LaSalle	58.6	(4.9)	—	—	0.4	54.1
T2 Eagle Ford	118.6	(10.6)	—	—	1.2	109.2
T2 EF Cogen	17.5	(13.9)	—	—	0.3	3.9
Cayenne	—	—	—	5.0	3.6	8.6
GCX	—	—	—	—	—	—
Little Missouri 4	—	—	—	—	—	—
Agua Blanca	—	—	—	—	—	—
Total	$240.8	$(17.0)	$(12.7)	$5.0	$5.5	$221.6

	Balance at December 31, 2017	Equity Earnings (Loss)	Cash Distributions (1)(2)	Acquisition (Disposition)	Contributions (3)	Balance at December 31, 2018
GCF	$45.8	$16.8	$(22.3)	$—	$—	$40.3
T2 LaSalle	54.1	(4.9)	—	—	0.1	49.3
T2 Eagle Ford	109.2	(10.2)	—	—	—	99.0
T2 EF Cogen	3.9	(1.8)	—	(2.1)	—	—
Cayenne	8.6	6.4	(4.0)	—	5.6	16.6
GCX (4)	—	0.8	—	—	210.8	211.6
Little Missouri 4	—	—	(8.0)	—	75.3	67.3
Agua Blanca	—	0.2	—	3.5	2.7	6.4
Total	$221.6	$7.3	$(34.3)	$1.4	$294.5	$490.5

(1)

Includes $5.5 million, $0.2 million and $4.1 million in distributions received from GCF and the T2 Joint Ventures in excess of our share of cumulative earnings for the years ended December 31, 2018, 2017 and 2016. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in our Consolidated Statements of Cash Flows in the period in which they occur.

(2)	Includes an $8.0 million distribution from Little Missouri 4 as a reimbursement of pre-formation expenditures.
(3)	Includes a $16.0 million initial contribution of property, plant and equipment to Little Missouri 4. See Note 22 – Supplemental Cash Flow Information.
(4)

As discussed in Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures, our 25% interest in GCX is owned by GCX DevCo JV, of which we own a 20% interest. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements.

Our equity loss for the year ended December 31, 2017 includes the effect of an impairment in the carrying value of our investment in T2 EF Cogen. As a result of the decrease in current and expected future utilization of the underlying cogeneration assets, we determined that factors indicated that a decrease in the value of our investment occurred that was other than temporary. As a result of this evaluation, we recorded an impairment loss of approximately $12.0 million in the first quarter of 2017, which represented our proportionate share (50%) of an impairment charge recorded by the joint venture, as well as our impairment of the unamortized excess fair value resulting from the Atlas mergers.

Effective December 31, 2018: (i) we conveyed our 50% ownership interest in T2 EF Cogen to our joint venture partner and received a distribution of certain assets from the joint venture; and, (ii) we were named as operator of T2 LaSalle and T2 Eagle Ford.

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of December 31, 2018, $24.6 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

The following tables summarize the combined financial information of our investments in unconsolidated affiliates (all data presented on a 100% basis):

	December 31, 2018	December 31, 2017
	(In millions)
Current assets	$200.7	$29.1
Non-current assets	$1,329.7	$379.8
Current liabilities	$233.9	$11.0
Non-current liabilities	$179.2	$—
Net assets	$1,117.3	$397.9

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Operating revenues	$130.6	$84.3	$70.3
Operating expenses	$96.9	$80.5	$91.4
Net income (loss)	$34.7	$3.4	$(21.5)

Note 9 — Accounts Payable and Accrued Liabilities

	December 31, 2018	December 31, 2017
Commodities	$721.9	$711.9
Other goods and services	474.5	286.9
Interest	79.4	54.1
Permian Acquisition contingent consideration, estimated current portion	308.2	6.8
Income and other taxes	45.4	26.3
Other	7.5	20.6
	$1,636.9	$1,106.6

Accounts payable and accrued liabilities includes $52.2 million and $49.7 million of liabilities to creditors to whom we have issued checks that remain outstanding as of December 31, 2018 and December 31, 2017. The current portion of the Permian Acquisition contingent consideration represents the estimated fair value of the earn-out payments due within twelve months of the respective balance sheet dates.

Note 10 — Debt Obligations

	December 31, 2018	December 31, 2017
Current:
Accounts receivable securitization facility, due December 2019 (1)	$280.0	$350.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019 (2)	749.4	—
	1,029.4	350.0
Debt issuance costs, net of amortization	(1.5)	—
Current debt obligations	1,027.9	350.0

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (3)	700.0	20.0
Senior unsecured notes:
4⅛% fixed rate, due November 2019	—	749.4
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	—
5⅜% fixed rate, due February 2027	500.0	500.0
5% fixed rate, due January 2028	750.0	750.0
TPL notes, 4¾% fixed rate, due November 2021	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023	48.1	48.1
Unamortized premium	0.3	0.4
	5,228.5	4,298.0
Debt issuance costs, net of amortization	(31.1)	(30.0)
Long-term debt	5,197.4	4,268.0
Total debt obligations	$6,225.3	$4,618.0
Irrevocable standby letters of credit outstanding	$79.5	$27.2

________________

(1)	As of December 31, 2018, we had $340.0 million of qualifying receivables under our $400.0 million accounts receivable securitization facility, resulting in availability of $60.0 million.
(2)	The 4⅛% Senior Notes due 2019 were redeemed in full on February 11, 2019.
(3)	As of December 31, 2018, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,420.5 million.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2018, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2019	2020	2021	2022	2023	After 2023
	(in millions)

TRP Revolver	$700.0	$—	$—	$—	$—	$700.0	$—
Senior unsecured notes (1)	5,277.6	749.4	—	6.5	—	1,191.6	3,330.1
Accounts receivable securitization facility	280.0	280.0	—	—	—	—	—
Total	$6,257.6	$1,029.4	$—	$6.5	$—	$1,891.6	$3,330.1

________________________________________________________________________________________

(1)	The 4⅛% Senior Notes due 2019 were redeemed in full on February 11, 2019.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2018:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.4% - 5.8%	3.8%
Accounts receivable securitization facility	2.6% - 3.4%	3.0%

Compliance with Debt Covenants

As of December 31, 2018, we were in compliance with the covenants contained in our various debt agreements.

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

The TRP Revolver provides for certain changes to occur upon the Partnership receiving an investment grade credit rating from Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Corporation (“S&P”), including the release of the security interests in all collateral at the request of the Partnership.

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

The TRP Revolver requires us to maintain a total leverage ratio (the ratio of consolidated indebtedness to our consolidated Adjusted EBITDA, in each case as defined in the TRP Revolver), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than (a) before the collateral release date, 5.50 to 1.00 and (b) upon and after the collateral release date, 5.25 to 1.00 (or 5.50 to 1.00 during a specified acquisition period).

The TRP Revolver generally removes the requirement that we maintain a maximum senior leverage ratio (the ratio of consolidated indebtedness, excluding indebtedness arising in connection with unsecured debt to consolidated Adjusted EBITDA) of no more than 4.00 to 1.00, except that we may not incur second lien indebtedness or consummate an acquisition of, or investment in, any included unrestricted subsidiary that would cause our senior leverage ratio to exceed 4.00 to 1.00 and we may not redeem our preferred units if doing so would cause our senior leverage ratio to exceed 3.50 to 1.00.

The TRP Revolver also requires us to maintain an interest coverage ratio of no less than 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination. For any four-fiscal quarter period during which a material acquisition or disposition occurs, the total leverage ratio and interest coverage ratio will be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal quarter period.

The TRP Revolver restricts our ability to make distributions of available cash to unitholders if a default or an event of default (as defined in the TRP Revolver) exists or would result from such distribution. In addition, the TRP Revolver contains various covenants that may limit, among other things, our ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates (in each case, subject to our right to incur indebtedness or grant liens in connection with, and convey accounts receivable as part of, a permitted receivables financing, the aggregate principal of which shall not exceed $400,000,000).

During the year ended December 31, 2018, we incurred a loss of $1.3 million to partially write-off debt issuance costs associated with the TRP Revolver amendment as a result of a change in syndicate members. The remaining debt issuance costs, along with debt issuance costs incurred with this amendment, will be amortized on a straight-line basis over the TRP Revolver’s new term.

Accounts Receivable Securitization Facility

On December 7, 2018, we amended and extended the accounts receivable securitization facility to increase the facility size from $350.0 million to $400.0 million with a termination date of December 6, 2019. As of December 31, 2018, total funding under the Securitization Facility was $280.0 million.

The Securitization Facility provides up to $400.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 6, 2019. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

Senior Unsecured Notes

All issues of unsecured senior notes are pari passu with existing and future senior indebtedness. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by us and our restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver and the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

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

Note Issue	Any Date Prior To	Price
5 ⅛% Senior Notes	February 1, 2020	105.125%
5 ⅜% Senior Notes	February 1, 2020	105.375%
5% Senior Notes	January 15, 2021	105.000%
5 ⅞% Senior Notes	April 15, 2021	105.875%

We may also redeem all or part of each of the series of notes on or after the redemption dates set forth below at the price for each respective year (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidation damages, if any, on the notes redeemed.

Note	Redemption Date	Year	Price
5 ¼% Senior Notes	November 1	2018	101.750%
		2019	100.875%
		2020 and thereafter	100%

4 ¼% Senior Notes	May 15	2018	102.125%
		2019	101.417%
		2020	100.708%
		2021 and thereafter	100%

6 ¾% Senior Notes	September 15	2019	103.375%
		2020	101.688%
		2021 and thereafter	100%

5 ⅛% Senior Notes	February 1	2020	103.844%
		2021	102.563%
		2022	101.281%
		2023 and thereafter	100%

5 ⅞% Senior Notes	April 15	2021	104.406%
		2022	102.938%
		2023	101.469%
		2024 and thereafter	100%

5 ⅜% Senior Notes	February 1	2022	102.688%
		2023	101.792%
		2024	100.896%
		2025 and thereafter	100%

5% Senior Notes	January 15	2023	102.500%
		2024	101.667%
		2025	100.833%
		2026 and thereafter	100%

TPL 4 ¾% Notes	May 15	2018	101.188%
		2019 and thereafter	100%

TPL 5 ⅞% Notes	February 1	2018	102.938%
		2019	101.958%
		2020	100.979%
		2021 and thereafter	100%

Senior Unsecured Notes Issuances

In October 2016, the Partnership Issuers issued $500.0 million of 5⅛% Senior Notes due February 2025 and $500.0 million of 5⅜% Senior Notes due February 2027 (collectively, the “2016 Senior Notes”), resulting in net proceeds after costs of approximately $496.2 million and $496.2 million respectively. The 2016 Senior Notes have substantially similar covenants as our other series of senior notes. The net proceeds from the offering of the 2016 Senior Notes (the “October 2016 Offering”), along with borrowings under the TRP Revolver were used to fund concurrent tender offers for certain other series of senior notes and to fund redemption payments for certain note balances remaining after the tender offers. See “Debt Repurchases and Extinguishments” for further details of the concurrent tender offers.

In October 2017, we issued $750.0 million aggregate principal amount of 5% senior notes due January 2028 (the “5% Senior Notes due 2028”). We used the net proceeds of $744.1 million after costs from this offering to redeem our 5% Senior Notes, reduce borrowings under our credit facilities, and for general partnership purposes.

In April 2018, we issued $1.0 billion aggregate principal amount of 5⅞% senior notes due April 2026 (the “5⅞% Senior Notes due 2026”). We used net proceeds of $991.9 million after costs from this offering to repay borrowings under our credit facilities and for general partnership purposes.

Subsequent Event

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $744.4 million and $744.4 million, respectively. The net proceeds from the offerings were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date and the remainder is expected to be used for general partnership purposes, which may include repaying borrowings under its credit facilities or other indebtedness, funding growth investments and acquisitions and working capital.

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

During the years ended December 31, 2018 and 2017, we did not repurchase any of our outstanding senior notes on the open market.

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

Debt Repurchases and Extinguishments Summary

The following table summarizes the debt repurchases and extinguishments that are included in our Consolidated Statements of Operations:

	2018	2017	2016
Premium over face value paid upon redemption:
5% Senior Notes	$—	$—	$16.9
6⅝% Senior Notes	—	—	11.5
6⅞% Senior Notes	—	—	18.0
6⅝% TPL Notes	—	—	0.4
6⅜% Senior Notes	—	8.9	—
Recognition of unamortized discount:
6⅞% Senior Notes	—	—	19.5
Recognition of unamortized premium:
6⅝% Senior Notes	—	—	(4.3)
6⅝% TPL Notes	—	—	(0.2)
Loss (gain) on repurchase of debt:
5% Senior Notes	—	—	1.8
4⅛% Senior Notes	—	—	(6.4)
6⅝% Senior Notes	—	—	(2.8)
6⅞% Senior Notes	—	—	(0.8)
6⅜% Senior Notes	—	—	(2.6)
5¼% Senior Notes	—	—	(4.0)
4¼% Senior Notes	—	—	(7.7)
6¾% Senior Notes	—	—	(2.4)
Write-off of debt issuance costs:
TRP Revolver	1.3	—	0.9
5% Senior Notes	—	0.2	4.2
4⅛% Senior Notes	—	—	0.4
6⅞% Senior Notes	—	—	4.9
6⅜% Senior Notes	—	1.8	0.2
5¼% Senior Notes	—	—	0.2
4¼% Senior Notes	—	—	0.3
6¾% Senior Notes	—	—	0.2
Loss (gain) from financing activities	$1.3	$10.9	$48.2

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2018	December 31, 2017
Asset retirement obligations	$55.0	$50.3
Mandatorily redeemable preferred interests	—	76.2
Deferred revenue	175.5	136.2
Permian Acquisition contingent consideration, noncurrent portion	—	310.2
Other liabilities	3.3	3.1
Total long-term liabilities	$233.8	$576.0

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

	2018	2017
Beginning of period	$50.3	$64.1
Additions	—	0.8
Reduction due to sale of VGS	—	(21.6)
Change in cash flow estimate	1.8	3.1
Accretion expense	3.7	3.9
Retirement of ARO	(0.8)	—
End of period	$55.0	$50.3

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

The joint ventures, collectively, hold $1.9 billion face value in notes receivable from our partner, which are due July 2042. The interest rate payable under the notes receivable is a variable LIBOR-based rate. For the years ended December 31, 2018, 2017 and 2016, interest earned on the notes receivable of $9.7 million, $10.3 million, and $10.5 million, exclusive of the priority return payable to our partner, is reflected within Interest expense, net in our Consolidated Statements of Operations. We have accounted for the notes receivable at fair value. Upon redemption: (i) the distributable value of our partner’s interest in each joint venture is required to be adjusted by mutual agreement or under a valuation procedure outlined in each joint venture agreement based, among other things, on changes in the market value of the joint venture’s assets allocable to our partner (including the value of the notes receivable); and (ii) the parties are obligated to set off the value of the notes receivable from our partner against the value of our partner’s interest in the applicable joint venture. For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of December 31, 2018. The aggregate fair values of the notes receivable and the estimated redemption values of our partner’s interest in the joint ventures as of the reporting date are presented on the Consolidated Balance Sheets on a net basis.

In February 2018, the parties amended the agreements governing each joint venture to: (i) increase the priority return for capital contributions made on or after January 1, 2017; and (ii) add a non-consent feature effective with respect to certain capital projects undertaken on or after January 1, 2017. During the year ended December 31, 2018, the change in estimated redemption value of the mandatorily redeemable preferred interests is primarily attributable to the amendments.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

	2018	2017
Beginning of period	$76.2	$68.5
Income attributable to mandatorily redeemable preferred interests	(4.1)	4.4
Change in estimated redemption value included in interest expense, net	(72.1)	3.3
End of period	$—	$76.2

Deferred Revenue

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we would build and operate a crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 Bbl of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, distillate, gas oil, kerosene/jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude and condensate and each of their components. In January 2018, Vitol US Holding Co. acquired Noble Americas Corp.

The first three annual payments of $43.0 million due under the Splitter Agreement were received in 2016, 2017 and 2018 and have been recorded as deferred revenue. The deferred revenue was expected to be recognized over the contractual term of seven years, commencing with start-up of operations. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is currently dependent upon resolution of the dispute with Vitol.

The Channelview Splitter is currently in the process of start-up and commissioning and has an estimated  total cost of approximately $160 million. We are working on third-party contracts and commercialization of the Channelview Splitter.

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

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities is being recognized over the periods that future performance will be provided, which extend through 2023.

For the years ended December 31, 2018, 2017 and 2016, we recognized approximately $3.9 million, $3.1 million and $3.1 million of revenue for these transactions.

The following table shows the components of deferred revenue:

	December 31, 2018	December 31, 2017
Splitter agreement	$129.0	$86.0
Gas contract amendment	42.2	44.7
Other deferred revenue	4.3	5.5
Total deferred revenue	$175.5	$136.2

The following table shows the changes in deferred revenue:

	2018	2017
Beginning of period	$136.2	$69.8
Additions	43.2	69.5
Revenue recognized	(3.9)	(3.1)
End of period	$175.5	$136.2

Permian Acquisition Contingent Consideration

Upon closing of the Permian Acquisition, a contingent consideration liability arising from potential earn-out provisions was recognized at its preliminary fair value. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures. The first potential earn-out payment would have occurred in May 2018 while the second potential earn-out payment would occur in May 2019. The acquisition date fair value of the contingent consideration of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. For the period from the acquisition date to December 31, 2017, the fair value of the contingent consideration decreased by $99.3 million, primarily related to reductions in forecasted volumes and gross margin as a result of changes in producers’ drilling activity in the region since the acquisition date, bringing the total Permian Acquisition contingent consideration to $317.0 million at December 31, 2017, of which $6.8 million was a current liability.

The portion of the earn-out due in 2018 expired with no required payment. For the period from December 31, 2017 to December 31, 2018, the fair value of the contingent consideration decreased by $8.8 million, primarily attributable to lower actual and forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period. As of December 31, 2018, the fair value of the second potential earn-out payment of $308.2 million has been recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets.

The following table shows the changes in the fair value of the contingent consideration related to the Permian Acquisition discussed in Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures:

	Year Ended December 31, 2018	March 1, 2017 to December 31, 2017
Beginning of period	$317.0	$416.3
Decrease in fair value, included in Other income (expense)	(8.8)	(99.3)
End of period	308.2	317.0
Less: Current portion	(308.2)	(6.8)
Long-term balance at end of period	—	310.2

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

The following details the distributions declared or paid by the Partnership during 2018, 2017 and 2016:

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.
2018
December 31, 2018	February 13, 2019	$241.3	$238.5
September 30, 2018	November 13, 2018	237.6	234.8
June 30, 2018	August 13, 2018	234.0	231.2
March 31, 2018	May 11, 2018	229.7	226.9

2017
December 31, 2017	February 12, 2018	$228.5	$225.7
September 30, 2017	November 10, 2017	225.4	222.6
June 30, 2017	August 10, 2017	225.4	222.6
March 31, 2017	May 11, 2017	209.6	206.8

2016
December 31, 2016	February 10, 2017	$198.1	$195.3
September 30, 2016	November 11, 2016	194.7	191.9
June 30, 2016	August 11, 2016	181.7	178.9
March 31, 2016	May 12, 2016	157.6	154.8

The IDR Giveback Amendment in conjunction with the Atlas mergers, covered sixteen quarterly distribution declarations following the completion of the Atlas mergers on February 27, 2015. The IDR Giveback resulted in reallocation of IDR payments to common unitholders of $6.25 million for each of the first three quarters of 2016.

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

Contributions

Subsequent to the TRC/TRP Merger, 58,621,036 common units and 1,196,346 general partner units were issued for Targa’s contributions of $1,191.0 million. Subsequent to the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions but all capital contributions will continue to be allocated 98% to the limited partner and 2% to our general partner. In December 2016, Targa made a $190.0 million capital contribution to us which was allocated accordingly. For the years ended December 31, 2018, 2017 and 2016, Targa made total capital contributions to us of $600.0 million, $1,720.0 million and $1,381.0 million.

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

As of December 31, 2018, we have 5,000,000 Preferred Units outstanding. We paid $11.3 million of distributions each year to the Preferred Unitholders for 2018, 2017 and 2016.

In January and February 2019, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions each month. The distributions declared in January were paid on February 15, 2019 and the distributions declared in February will be paid on March 15, 2019.

Note 13 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have entered into derivative instruments to hedge the commodity price risks associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Marketing segment and (iii) natural gas transportation basis risk in our Logistics and Marketing segment. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

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

At December 31, 2018, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2019	2020	2021	2022	2023
Natural Gas	Swaps	MMBtu/d	171,102	63,630	35,755	-	-
Natural Gas	Basis Swaps	MMBtu/d	113,295	105,417	91,658	75,000	20,000
NGL	Swaps	Bbl/d	17,929	13,267	3,676	-	-
NGL	Futures	Bbl/d	8,975	3,115	-	-	-
NGL	Options	Bbl/d	410	-	-	-	-
Condensate	Swaps	Bbl/d	3,413	1,980	994	-	-
Condensate	Options	Bbl/d	590	-	-	-	-

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

		Fair Value as of December 31, 2018		Fair Value as of December 31, 2017
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$112.5	$18.9	$37.9	$78.6
	Long-term	31.6	1.5	23.2	18.7
Total derivatives designated as hedging instruments		$144.1	$20.4	$61.1	$97.3
Derivatives not designated as hedging instruments
Commodity contracts	Current	$2.8	$14.7	$—	$1.1
	Long-term	2.5	1.6	—	0.9
Total derivatives not designated as hedging instruments		$5.3	$16.3	$—	$2.0
Total current position		$115.3	$33.6	$37.9	$79.7
Total long-term position		34.1	3.1	23.2	19.6
Total derivatives		$149.4	$36.7	$61.1	$99.3

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$100.0	$(33.6)	$(14.2)	$70.0	$(17.8)
Counterparties without offsetting positions - assets	15.3	-	-	15.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	115.3	(33.6)	(14.2)	85.3	(17.8)
Long Term Position
Counterparties with offsetting positions or collateral	8.9	(3.1)	-	5.9	(0.1)
Counterparties without offsetting positions - assets	25.2	-	-	25.2	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	34.1	(3.1)	-	31.1	(0.1)
Total Derivatives
Counterparties with offsetting positions or collateral	108.9	(36.7)	(14.2)	75.9	(17.9)
Counterparties without offsetting positions - assets	40.5	-	-	40.5	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$149.4	$(36.7)	$(14.2)	$116.4	$(17.9)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$37.9	$(74.7)	$22.9	$13.8	$(27.7)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(5.0)	-	-	(5.0)
	37.9	(79.7)	22.9	13.8	(32.7)
Long Term Position
Counterparties with offsetting positions or collateral	23.2	(17.3)	-	14.8	(8.9)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(2.3)	-	-	(2.3)
	23.2	(19.6)	-	14.8	(11.2)
Total Derivatives
Counterparties with offsetting positions or collateral	61.1	(92.0)	22.9	28.6	(36.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.3)	-	-	(7.3)
	$61.1	$(99.3)	$22.9	$28.6	$(43.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $112.7 million as of December 31, 2018. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2018	2017	2016
Commodity contracts	$132.5	$(28.8)	$(103.6)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2018	2017	2016
Revenues	(38.4)	(44.6)	45.0

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

Derivatives Not Designated	Location of Gain Recognized in	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	Income on Derivatives	2018	2017	2016
Commodity contracts	Revenue	$(32.5)	$(5.1)	$0.9

Based on valuations as of December 31, 2018, we expect to reclassify commodity hedge related deferred gains of $123.8 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2021, with $92.5 million of gains to be reclassified over the next twelve months.

See Note 14 – Fair Value Measurements and Note 24 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at December 31, 2018, a net asset position of $112.7 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $37.3 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $188.7 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.4	$144.4	$—	$137.5	$6.9
Liabilities from commodity derivative contracts (1)	31.7	31.7	—	31.3	0.4
Permian Acquisition contingent consideration (2)	308.2	308.2	—	—	308.2
TPL contingent consideration (3)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	203.3	203.3	—	—	—
TRP Revolver	700.0	700.0	—	700.0	—
Senior unsecured notes	5,277.9	5,088.9	—	5,088.9	—
Accounts receivable securitization facility	280.0	280.0	—	280.0	—

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$60.3	$60.3	$—	$58.8	$1.5
Liabilities from commodity derivative contracts (1)	98.5	98.5	—	93.3	5.2
Permian Acquisition contingent consideration (2)	317.0	317.0	—	—	317.0
TPL contingent consideration (3)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	124.7	124.7	—	—	—
TRP Revolver	20.0	20.0	—	20.0	—
Senior unsecured notes	4,278.0	4,362.4	—	4,362.4	—
Accounts receivable securitization facility	350.0	350.0	—	350.0	—

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

As of December 31, 2018, we had 13 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability
Balance, December 31, 2017	$(3.8)	$(319.4)
Change in fair value of Permian Acquisition contingent consideration (1)	-	8.8
New Level 3 derivative instruments	(1.4)	-
Settlements included in Revenue	2.8	-
Unrealized gain/(loss) included in OCI	8.9	-
Balance, December 31, 2018	$6.5	$(310.6)

________________

(1)

Represents the change in fair value between December 31, 2017 and December 31, 2018 of the contingent consideration that arose as part of the Permian Acquisition in the first quarter of 2017. See Note 4 – Newly-Formed Joint Ventures, Acquisitions and Divestitures for discussion of the initial fair value.

Note 15 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures	Cayenne	GCX	Total
2018:
Revenues	$0.3	$5.2	$—	$0.1	$5.6
Product purchases	(5.1)	(0.6)	(7.2)	(1.2)	$(14.1)
Operating expenses	—	(3.6)	—	—	$(3.6)
2017:
Revenues	$0.3	$2.1	$—	$—	$2.4
Product purchases	(4.4)	(1.1)	—	—	(5.5)
Operating expenses	—	(3.8)	—	—	(3.8)
2016:
Revenues	$0.4	$5.2	$—	$—	$5.6
Product purchases	(3.2)	(2.6)	—	—	(5.8)
Operating expenses	—	(4.0)	—	—	(4.0)

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

Our Partnership Agreement governs the reimbursement of costs incurred by Targa on behalf of us. Targa charges us for all the direct costs of the employees assigned to our operations, as well as all general and administrative support costs other than (1) costs attributable to Targa’s status as a separate reporting company and (2) until March 2018, costs of Targa providing management and support services to certain unaffiliated spun-off entities. We generally reimburse Targa monthly for cost allocations to the extent that Targa has made a cash outlay.

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Year Ended December 31,
	2018	2017	2016
Targa billings of payroll and related costs included in operating expenses	$236.8	$204.4	$171.8
Targa allocation of general and administrative expense	221.4	175.2	159.9
Cash distributions to Targa based on general partner and limited partner ownership (1)	918.5	847.3	587.0
Cash contributions from Targa related to limited partner ownership (2)	588.1	1,685.5	1,353.4
Cash contributions from Targa to maintain its 2% general partner ownership	12.0	34.5	27.6

________________

(1)	Prior to the execution of the Third A&R Partnership Agreement, 2016 cash distributions to Targa also included IDRs.
(2)

The 2016 cash contributions from Targa related to limited partner ownership was contributed for the issuance of common units. The 2018 and 2017 cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to the general partner. See Note 12 – Partnership Units and Related Matters.

Relationship with Sajet Resources LLC

In December 2010, immediately prior to Targa’s initial public offering, Sajet Resources LLC (“Sajet”) was spun-off from Targa. Rene Joyce, James Whalen and Joe Bob Perkins, directors of Targa, are also directors of Sajet. Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung, and Matthew Meloy, executive officers of Targa, are also executive officers of Sajet. The primary assets of Sajet are real property. Sajet also holds (i) an ownership interest in Floridian Natural Gas Storage Company, LLC through a December 2016 merger with Tesla Resources LLC, (ii) an ownership interest in Allied CNG Ventures LLC and (iii) certain technology rights. Former holders of our pre-IPO common equity, including certain of our current and former executives, managers and directors collectively own an 18% interest in Sajet. We provide general and administrative services to Sajet and were reimbursed for these amounts at our actual cost. Fees for services provided to Sajet totaled less than $0.1 million in January and February of 2018, $0.3 million in the year ended December 31, 2017, and $0.5 million in the year ended December 31, 2016.

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

Note 16 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$73.4	$20.5	$17.7	$14.9	$12.6	$6.0	$1.7
Land site lease and rights of way (2)	122.3	4.0	3.6	3.7	4.2	4.0	102.8
	$195.7	$24.5	$21.3	$18.6	$16.8	$10.0	$104.5

________________

(1)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(2)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2018	2017	2016
Operating leases (1)	$51.9	$46.2	$45.1
Land site lease and rights of way	6.1	5.2	4.4
	$58.0	$51.4	$49.5

________________

(1)	Includes short-term leases for items such as compressors and equipment.

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

On December 28, 2018, Targa Midstream Services LLC and the New Mexico Environment Department entered into a Settlement Agreement and Stipulated Final Compliance Order resolving alleged air emissions violations relating to flaring of acid gas at Targa Midstream Services LLC’s Monument gas processing plant in Lea County, New Mexico. This order imposes a $150,000 penalty and a Supplemental Environmental Project involving the provision of additional compression facilities. Additionally, on February 26, 2019, the U.S. Environmental Protection Agency Region 8 and Targa Badlands LLC entered into a Final Order and Consent Agreement in connection with Targa Badland LLC’s alleged violation of Subpart ZZZZ of the National Emission Standards for Hazardous Air Pollutants at its Junction Compressor Station in McKenzie County, North Dakota. The Consent Agreement imposes a $220,000 civil penalty and certain compliance improvements.

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

In an effort to reduce the variability of our cash flows, we have entered into derivative financial instruments to hedge the commodity price associated with a significant portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk. Historically, these transactions have included both swaps and purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We hedge a higher percentage of our expected equity volumes in the earlier future periods. With swaps, we typically receive an agreed upon fixed price for a specified notional quantity and pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than actual equity volumes, we limit our use of swaps to hedge the prices of less than our expected equity volumes. Our commodity hedges may expose us to the risk of financial loss in certain circumstances.

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

We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, which reduced our maximum loss due to counterparty credit risk by $36.7 million as of December 31, 2018. The range of losses attributable to our individual counterparties would be between $0.3 million and $28.0 million, depending on the counterparty in default.

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

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our allowance for doubtful accounts was $0.1 million as of December 31, 2018 and $0.1 million as of December 31, 2017.

Significant Commercial Relationship

During the year ended December 31, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 15% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the years ended December 31, 2017 and 2016.

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

Note 19 – Revenue

Fixed consideration allocated to remaining performance obligations

The following table includes the estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments and for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements.

	2019	2020	2021 and after
Fixed consideration to be recognized as of December 31, 2018	$496.5	$450.8	$2,126.9

In accordance with the optional exemptions that we elected to apply, the amounts presented in the table exclude variable consideration for which the allocation exception is met and consideration associated with performance obligations of short-term contracts. In addition, consideration from contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed is also excluded from the table above, with the exception of any fixed consideration attributable to such contracts. The nature of the performance obligations for which the consideration has been excluded is consistent with the performance obligations described within our revenue recognition accounting policy and the estimated remaining duration of such contracts primarily ranges from 1 to 15 years. In addition, variability exists in the consideration excluded due to the unknown quantity and composition of volumes to be serviced or sold as well as fluctuations in the market price of commodities to be received as consideration or sold over the applicable remaining contract terms. Such variability is resolved at the end of each future month or quarter.

For additional information on our revenue recognition policy and the adoption of ASU No. 2014-09, see Note 3 – Significant Accounting Policies. For disclosures related to disaggregated revenue, see Note 24 – Segment Information.

Note 20 — Other Operating (Income) Expense

Other Operating (Income) Expense is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
(Gain) loss on sale or disposal of assets	$(0.1)	$15.9	$6.1
Miscellaneous business tax	3.2	0.8	0.5
Other	0.4	0.7	—
	$3.5	$17.4	$6.6

The (Gain) loss on sale or disposal of assets is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Sale of inland marine barge business	$(48.1)	$—	$—
Exchange of a portion of Versado gathering system	(44.4)	—	—
Sale of storage and terminaling facilities	59.1	—	—
Disposal of benzene treating unit	20.5	—	—
Sale of Venice gathering system	—	16.1	—
Other	12.8	(0.2)	6.1
	$(0.1)	$15.9	$6.1

Note 21 – Income Tax

Our income tax expense (benefit) is summarized below:

	2018	2017	2016
Current expense (benefit)	$—	$(4.5)	$—
Deferred expense (benefit)	(0.1)	(2.9)	(0.3)
Total income tax expense (benefit)	$(0.1)	$(7.4)	$(0.3)

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

In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net deferred tax benefit of $1.0 million in the year ended December 31, 2017, for TPL Arkoma, Inc. This net deferred tax benefit consisted of the corporate tax rate reduction. As of December 31, 2017, we were able to make reasonable estimates of certain elements of the Tax Act, which we recorded as provisional adjustments.

Our accounting for all applicable elements of the Tax Act is complete:

•	We reclassified $0.3 million of AMT credits from deferred tax assets to long term assets. We expect to receive this amount as a refund in 2019, 2020 and 2021.
•

Reduction of U.S. federal corporate tax rate:  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. We recorded a provisional deferred tax benefit of $1.0 million for the year ended December 31, 2017.

•

Cost recovery:  In the year ended December 31, 2017, we recorded a provisional tax depreciation expense of $0.7 million, which did not include full expensing of all qualifying capital expenditures. In the year ended December 31, 2018, we completed our analysis of capital expenditures and recorded no additional expenditures.

Prior to the TRC/TRP Merger, the Partnership was subject to the Texas margin tax, consisting generally of a 0.75% tax on the amounts by which total revenues exceed cost of goods sold, as apportioned to Texas. After the TRC/TRP Merger, TRC is the reporting company for the combined group. The Partnership still has audit responsibility for the pre-Merger years.

Our deferred income tax assets and liabilities at December 31, 2018 and 2017, consisted of differences related to the timing of recognition of certain types of costs as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$12.9	$13.7
Deferred tax liabilities:
Property, plant, and equipment	(36.8)	(37.7)
Net deferred tax asset (liability)	$(23.9)	$(24.0)

As of December 31, 2018, TPL Arkoma, Inc. had net operating loss carry forwards for federal income tax purposes of approximately $50.3 million, which expire at various dates from 2029 to 2038. Management believes it more likely than not that the deferred tax asset will be fully utilized.

Note 22 — Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
Cash:
Interest paid, net of capitalized interest (1)	$203.2	$198.7	$263.8
Income taxes paid, net of refunds	0.2	(4.9)	1.3
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$49.0	$9.0	$17.4
Impact of capital expenditure accruals on property, plant and equipment	216.9	205.4	27.6
Transfers from materials and supplies inventory to property, plant and equipment	12.7	3.6	2.4
Contribution of property, plant and equipment to investments in unconsolidated affiliates	16.0	1.0
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	1.8	3.1	(9.1)
Property, plant and equipment received in asset exchange	24.1	—	—
Receivable for asset exchange	15.0	—	—
Asset received related to conveyance of ownership interest in investment in unconsolidated affiliate	3.0	—	—
Non-cash financing activities:
Cancellation of treasury units	—	—	10.4
Accrued distributions on unvested equity awards under share compensation arrangements	—	—	0.2
Exchange of IDRs and Special GP interest for units	—	—	903.6
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Newly-Formed Joint Ventures, Acquisitions and Divestitures):
Contingent consideration recorded at the acquisition date	$—	$416.3	$—
Non-cash balance sheet movements related to the purchase of noncontrolling interests in subsidiary (See Note 4 - Newly-Formed Joint Ventures, Acquisitions and Divestitures):
Common limited partner units	$—	$—	$63.7
General partner units	—	—	1.3
Noncontrolling interests	—	—	(65.0)
Non-cash balance sheet movements related to acquisition of related party:
Noncontrolling interest	$1.1	$—	$—

________________

(1)	Interest capitalized on major projects was $46.3 million, $14.3 million and $8.3 million for the years ended December 31, 2018, 2017 and 2016.

Note 23 — Compensation Plans

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

Partnership Director Grants

Starting in 2012, the common units granted to our non-management directors vested immediately at the grant date. The weighted average grant date fair value of the director grants granted in 2016 was $10.11. The fair value related to the units vested was $0.3 million.

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

In addition to the conversion of TRP awards, we issued 331,282 restricted stock units under the Plan in 2016 which will cliff vest three years from the grant date. Of these 2016 grants, 310,809 RSUs were made in lieu of cash bonus for our nonexecutives. The grant-date fair value for the issuances was $74.01. In 2018 and 2017, no restricted stock units were issued under the Plan.

The following table summarizes the restricted stock units for the year ended December 31, 2018, under the Plan:

	Number	Weighted-average
	of shares	Grant-Date Fair Value

Outstanding as of December 31, 2017	497,947	$40.54
Forfeited	(4,956)	32.86
Vested	(191,300)	61.94
Outstanding as of December 31, 2018	301,691	27.10

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

The February 17, 2016 conversion of outstanding cash-settled performance units to cash-settled restricted stock units was considered modification of awards under ASC 718. The incremental change in fair value between the original grant date fair value and the fair value as of February 17, 2016 resulted in recognition of additional compensation costs during the first quarter of 2016 of $4.8 million. Compensation expense for cash-settled performance units and any related distribution equivalent rights will ultimately be equal to the cash paid to the grantee upon vesting. However, throughout the vesting period Targa must record an accrued expense based on fair value of the stock on the last business day of the quarter. During 2018, the remaining 112,550 shares of cash-settled awards vested and paid for $6.9 million.

The cash settled for the awards under TRC LTIP were $6.9 million, $4.1 million and $4.8 million for 2018, 2017 and 2016.

2010 TRC Stock Incentive Plan

In December 2010, we adopted the Targa Resources Corp. 2010 Stock Incentive Plan for employees, consultants and non-employee directors of the Company. In May 2017, the 2010 TRC Plan was amended and restated (the “2010 TRC Plan”). Total authorized shares of common stock under the plan is 15,000,000, comprised of 5,000,000 shares originally available and an additional 10,000,000 shares that became available in May. The 2010 TRC Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as incentive options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights (“SARs”) granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards (“Restricted Stock Awards”), (v) phantom stock awards (“Phantom Stock Awards”), (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards (collectively referred to as “Awards”).

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expenses over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

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

Restricted Stock in Lieu of Salary – During 2016, Targa issued on a quarterly basis, a total of 32,267 shares of restricted stock to two of our executives in lieu of all of their 2016 base salary. These awards vested one year from the date of each grant. The weighted average grant-date fair value of these shares of restricted stock was $41.43. The number of shares of restricted stock awarded was determined by dividing one-fourth of the officer’s annual base salary by the average closing price of the shares of common stock for five trading days before the end of each quarter. There was no issuance of this type of awards in 2017 and 2018.

Director Grants – The committee awarded Targa’s common stock to its outside directors. In 2018, 2017 and 2016, Targa issued 16,955, 13,818 and 24,234 shares of director grants with the weighted average grant-date fair value of $51.21, $60.48 and $16.45. Starting from January 1, 2018, director grants are restricted stock awards that vest in one year. In prior years, directors were granted shares of common stock with no vesting requirement.

Restricted Stock Units Awards – Restricted Stock Units (“RSUs”) are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods vary from one year to five years. In 2018, 2017 and 2016, Targa issued 1,393,812, 1,193,942 and 1,129,705 shares of RSUs with the weighted average grant-date fair value of $51.71, $54.18 and $27.87. The 2018 issuances include 275,076 shares of RSUs for our new retention program. These shares will vest in four years.

Restricted Stock in Lieu of Bonus – During 2018, 2017 and 2016, Targa issued 112,438, 84,221 and 153,252 shares of restricted stock awards in lieu of cash bonuses in the form of RSUs for its executives at the weighted average grant-date fair value of $51.09, $55.94 and $26.34. These awards will cliff vest over three years. Dividends on these awards are paid quarterly.

The following table summarizes the restricted stock and RSUs under the 2010 TRC Plan in shares and in dollars for the year indicated.

	Number	Weighted Average
	of shares	Grant-Date Fair Value

Outstanding at December 31, 2017	2,428,798	$43.78
Granted	1,410,767	51.70
Forfeited	(52,449)	47.26
Vested	(192,981)	72.28
Outstanding at December 31, 2018	3,594,135	45.31

Performance Share Units

During 2018 and 2017, we issued 182,849 and 113,901 shares of performance share units (“PSUs”) to executive management and employees for the 2018 and 2017 compensation cycle that will vest on December 31, 2020 and December 31, 2019. The PSUs granted under the 2010 TRC Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. The TSR performance factor is determined by the Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three-year relative TSR over the entirety of the performance period.  With respect to each weighting period, the Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period.  The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Committee at its discretion.  The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock.  The value of dividend equivalent rights will be paid in cash.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 55% - 61% for PSUs granted in 2017 and 29% - 53% for PSUs granted in 2018.

The following table summarizes the PSUs under the 2010 TRC Plan in shares and in dollars for the years indicated.

	Number	Weighted Average
	of shares	Grant-Date Fair Value

Outstanding at December 31, 2017	113,901	$99.71
Granted	182,849	81.02
Outstanding at December 31, 2018	296,750	88.19

Cash-settled Awards

In October, we issued 69,042 shares of cash-settled awards for our new retention program. These awards vest each quarter for one year. The fair value of the awards is evaluated based on the average of TRC stock prices for the last ten trading days at the end of each quarter. The following table summarizes the cash-settled restricted stock units for the year ended 2018. The vested awards will be settled in cash for $0.6 million in 2019. The weighted average remaining year for the unvested shares is less than a year.

2018 Awards
Outstanding as of December 31, 2017	—
Granted	69,042
Vested and paid	(16,872)
Forfeited	(1,942)
Outstanding as of December 31, 2018	50,228

Calculated fair market value as of December 31, 2018	$2,546,445

Current liability	$1,332,308
Long-term liability	—
Liability as of December 31, 2018	$1,332,308

To be recognized in future periods	$1,214,137

Stock compensation expense under our plans totaled $59.0 million, $44.2 million, and $41.2 million for the years ended December 31, 2018, 2017, and 2016.

As of December 31, 2018, we have $109.4 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting periods of 2.6 years related to our various compensation plans.

The fair values of share-based awards vested in 2018, 2017 and 2016 were $18.8 million, $14.4 million and $17.1 million. Cash dividends paid for the vested awards were $3.5 million, $2.5 million and $2.7 million for 2018, 2017 and 2016.

Subsequent Events

In January 2019, the Compensation Committee of the Targa board of directors made the following awards under the 2010 TRC Plan.

•	25,344 shares of restricted stock to our outside directors that will vest in January 2020.
•

20,316 shares of RSUs under retention program that will vest on October 1, 2022, together with 3,842 cash-settled RSUs that vest 33% on March 31, 2019, 33% on Jun 30, 2019 and 34% on September 30, 2019.

•	269,530 shares of RSUs to executive management for the 2019 compensation cycle that will vest in January 2022
•	261,245 shares of PSUs to executive management for the 2019 compensation cycle that will vest in December 2021.
•	95,687 shares of RSUs in lieu of cash bonus to executive management for the 2019 compensation cycle that will vest in January 2022.

Note 24 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business). Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK plays) and South Central Kansas; the Williston Basin in North Dakota; and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,257.4	$8,058.4	$(37.1)	$—	$9,278.7
Fees from midstream services	715.6	489.7	—	—	1,205.3
	1,973.0	8,548.1	(37.1)	—	10,484.0
Intersegment revenues
Sales of commodities	3,636.0	317.1	—	(3,953.1)	—
Fees from midstream services	7.2	30.8	—	(38.0)	—
	3,643.2	347.9	—	(3,991.1)	—
Revenues	$5,616.2	$8,896.0	$(37.1)	$(3,991.1)	$10,484.0
Operating margin	$968.4	$592.5	$(37.1)	$—	$1,523.8
Other financial information:
Total assets (1)	$11,478.8	$5,180.6	$127.1	$103.6	$16,890.1
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$1,548.6	$1,767.0	$—	$12.1	$3,327.7

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Year Ended December 31, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$781.4	$6,979.3	$(9.6)	$—	$7,751.1
Fees from midstream services	566.3	497.5	—	—	1,063.8
	1,347.7	7,476.8	(9.6)	—	8,814.9
Intersegment revenues
Sales of commodities	3,154.2	321.9	—	(3,476.1)	—
Fees from midstream services	6.9	28.0	—	(34.9)	—
	3,161.1	349.9	—	(3,511.0)	—
Revenues	$4,508.8	$7,826.7	$(9.6)	$(3,511.0)	$8,814.9
Operating margin	$783.8	$511.8	$(9.6)	$—	$1,286.0
Other financial information:
Total assets (1)	$10,732.3	$3,507.4	$56.8	$62.5	$14,359.0
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$1,008.9	$470.4	$—	$27.2	$1,506.5
Business acquisition	$987.1	$—	$—	$—	$987.1

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Year Ended December 31, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$621.9	$4,942.0	$62.9	$—	$5,626.8
Fees from midstream services	486.6	577.5	—	—	1,064.1
	1,108.5	5,519.5	62.9	—	6,690.9
Intersegment revenues
Sales of commodities	2,124.4	251.5	—	(2,375.9)	—
Fees from midstream services	7.8	23.5	—	(31.3)	—
	2,132.2	275.0	—	(2,407.2)	—
Revenues	$3,240.7	$5,794.5	$62.9	$(2,407.2)	$6,690.9
Operating margin	$577.1	$574.4	$62.9	$—	$1,214.4
Other financial information:
Total assets (1)	$9,800.6	$2,868.7	$21.8	$53.8	$12,744.9
Goodwill	$210.0	$—	$—	$—	$210.0
Capital expenditures	$402.5	$185.3	$—	$4.3	$592.1

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	2018	2017	2016
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$1,810.0	$2,005.9	$1,591.2
NGL	6,886.9	5,454.2	3,793.4
Condensate	457.9	196.0	133.9
Petroleum products	196.1	144.7	68.2
	9,350.9	7,800.8	5,586.7
Non-customer revenue:
Derivative activities - Hedge	(39.7)	(44.7)	39.1
Derivative activities - Non-hedge (1)	(32.5)	(5.0)	1.0
	(72.2)	(49.7)	40.1
Total sales of commodities	9,278.7	7,751.1	5,626.8

Fees from midstream services:
Revenue recognized from contracts with customers:
Fractionating and treating	120.7	132.8	126.2
Storage, terminaling, transportation and export	349.9	342.2	420.0
Gathering and processing	698.1	523.3	445.0
Other	36.6	65.5	72.9

Total fees from midstream services	1,205.3	1,063.8	1,064.1

Total revenues	$10,484.0	$8,814.9	$6,690.9

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	2018	2017	2016
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$968.4	$783.8	$577.1
Logistics and Marketing operating margin	592.5	511.8	574.4
Other operating margin	(37.1)	(9.6)	62.9
Depreciation and amortization expenses	(815.9)	(809.5)	(757.7)
General and administrative expenses	(240.8)	(190.5)	(177.1)
Impairment of property, plant and equipment	—	(378.0)	—
Impairment of goodwill	(210.0)	—	(207.0)
Interest expense, net	(170.0)	(217.8)	(233.5)
Change in contingent considerations	8.8	99.6	0.4
Other, net	2.6	(47.8)	(68.5)
Income (loss) before income taxes	$98.5	$(258.0)	$(229.0)

Note 25 — Selected Quarterly Financial Data (Unaudited)

Our results of operations by quarter for the years ended December 31, 2018 and 2017 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Revenues	$2,455.6	$2,444.4	$2,986.4	$2,597.6	$10,484.0
Gross margin	514.6	539.1	602.9	589.2	2,245.8
Income (loss) from operations (1)	90.4	159.2	80.6	(76.6)	253.6
Net income (loss)	56.0	162.6	(8.7)	(111.3)	98.6
Net income (loss) attributable to common limited partners	39.2	147.6	(20.8)	(127.1)	38.9
2017
Revenues	$2,112.6	$1,867.7	$2,131.8	$2,702.8	$8,814.9
Gross margin	458.4	447.1	468.7	534.6	1,908.8
Income (loss) from operations (2)	53.7	40.7	(320.3)	116.5	(109.4)
Net income (loss)	(21.3)	(29.2)	(245.0)	44.9	(250.6)
Net income (loss) attributable to common limited partners	(29.5)	(41.4)	(252.3)	28.4	(294.8)

________________

(1)	Includes a non-cash pre-tax impairment charge of $210.0 million in the fourth quarter of 2018. See Note 7 – Goodwill.
(2)	Includes a non-cash pre-tax impairment charge of $378.0 million in the third quarter of 2017. See Note 6 – Property, Plant and Equipment and Intangible Assets.