Form 10-Q
period 2019-06-30
Targa Resources Partners LP
filed 2019-08-09
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes☐ No☑

As of August 2, 2019, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			June 30, 2019	December 31, 2018
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$195.8	$203.3
Trade receivables, net of allowances of $0.0 and $0.1 million at June 30, 2019 and December 31, 2018			635.9	864.4
Inventories			205.1	164.7
Assets from risk management activities			103.9	115.3
Other current assets			22.8	32.2
Total current assets			1,163.5	1,379.9
Property, plant and equipment			19,041.6	17,213.8
Accumulated depreciation and amortization			(4,673.2)	(4,285.5)
Property, plant and equipment, net			14,368.4	12,928.3
Intangible assets, net			1,897.3	1,983.2
Goodwill, net			46.6	46.6
Long-term assets from risk management activities			47.4	34.1
Investments in unconsolidated affiliates			676.7	490.5
Other long-term assets			52.8	27.5
Total assets			$18,252.7	$16,890.1

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$1,223.7	$1,636.9
Accounts payable to Targa Resources Corp.			176.8	187.4
Liabilities from risk management activities			50.9	33.6
Current debt obligations			309.3	1,027.9
Total current liabilities			1,760.7	2,885.8
Long-term debt			6,204.0	5,197.4
Long-term liabilities from risk management activities			2.7	3.1
Deferred income taxes, net			23.9	23.9
Other long-term liabilities			259.7	233.8
Contingencies (see Note 16)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
June 30, 2019	5,000,000	5,000,000
December 31, 2018	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,703.1	6,227.2
June 30, 2019	275,168,410	275,168,410
December 31, 2018	275,168,410	275,168,410
General partner	Issued	Outstanding	791.9	802.6
June 30, 2019	5,629,136	5,629,136
December 31, 2018	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			109.9	124.9
			6,725.5	7,275.3
Noncontrolling interests			3,276.2	1,270.8
Total owners' equity			10,001.7	8,546.1
Total liabilities and owners' equity			$18,252.7	$16,890.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,684.2	$2,154.1	$3,660.7	$4,327.4
Fees from midstream services	311.1	290.3	634.0	572.6
Total revenues	1,995.3	2,444.4	4,294.7	4,900.0
Costs and expenses:
Product purchases	1,361.6	1,905.3	3,087.6	3,846.2
Operating expenses	210.2	170.5	400.5	343.6
Depreciation and amortization expense	237.2	202.6	474.6	400.7
General and administrative expense	69.3	53.2	146.7	106.0
Other operating (income) expense	(0.2)	(46.4)	3.3	(46.1)
Income (loss) from operations	117.2	159.2	182.0	249.6
Other income (expense):
Interest income (expense), net	(69.5)	(57.8)	(144.9)	(37.6)
Equity earnings (loss)	3.2	1.9	5.9	3.4
Gain (loss) from financing activities	—	(1.3)	(1.4)	(1.3)
Change in contingent considerations	0.8	60.6	(8.9)	4.5
Income (loss) before income taxes	51.7	162.6	32.7	218.6
Income tax (expense) benefit	—	—	—	—
Net income (loss)	51.7	162.6	32.7	218.6
Less: Net income (loss) attributable to noncontrolling interests	56.3	9.2	67.7	22.3
Net income (loss) attributable to Targa Resources Partners LP	$(4.6)	$153.4	$(35.0)	$196.3

Net income attributable to preferred limited partners	$2.8	$2.8	$5.6	$5.6
Net income (loss) attributable to general partner	(0.1)	3.0	(0.8)	3.8
Net income (loss) attributable to common limited partners	(7.3)	147.6	(39.8)	186.9
Net income (loss) attributable to Targa Resources Partners LP	$(4.6)	$153.4	$(35.0)	$196.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Net income (loss)	$51.7	$162.6	$32.7	$218.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	88.4	(103.0)	49.6	(38.3)
Settlements reclassified to revenues	(43.3)	7.8	(64.6)	34.4
Other comprehensive income (loss)	45.1	(95.2)	(15.0)	(3.9)
Comprehensive income (loss)	96.8	67.4	17.7	214.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	56.3	9.2	67.7	22.3
Comprehensive income (loss) attributable to Targa Resources Partners LP	$40.5	$58.2	$(50.0)	$192.4

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, March 31, 2019	5,000	$120.6	275,168	$5,961.0	5,629	$797.1	$64.8	$1,460.4	$8,403.9
Contributions from Targa Resources Corp.	—	—	—	186.2	—	3.8	—	—	190.0
Sale of ownership interests in subsidiaries	—	—	—	(10.5)	—	(0.2)	—	1,619.7	1,609.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(66.9)	(66.9)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	206.7	206.7
Other comprehensive income (loss)	—	—	—	—	—	—	45.1	—	45.1
Net income (loss)	—	2.8	—	(7.3)	—	(0.1)	—	56.3	51.7
Distributions	—	(2.8)	—	(426.3)	—	(8.7)	—	—	(437.8)
Balance, June 30, 2019	5,000	$120.6	275,168	$5,703.1	5,629	$791.9	$109.9	$3,276.2	$10,001.7

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, March 31, 2018	5,000	$120.6	275,168	$6,377.1	5,629	$805.7	$45.3	$753.1	$8,101.8
Contributions from Targa Resources Corp.	—	—	—	19.7	—	0.4	—	—	20.1
Acquisition of related party	—	—	—	—	—	—	—	1.1	1.1
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(1.3)	(1.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17.3)	(17.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	167.1	167.1
Other comprehensive income (loss)	—	—	—	—	—	—	(95.2)	—	(95.2)
Net income (loss)	—	2.8	—	147.7	—	3.0	—	9.1	162.6
Distributions	—	(2.8)	—	(222.3)	—	(4.6)	—	—	(229.7)
Balance, June 30, 2018	5,000	$120.6	275,168	$6,322.2	5,629	$804.5	$(49.9)	$911.8	$8,109.2

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2018	5,000	$120.6	275,168	$6,227.2	5,629	$802.6	$124.9	$1,270.8	$8,546.1
Contributions from Targa Resources Corp.	—	—	—	186.2	—	3.8	—	—	190.0
Sale of ownership interests in subsidiaries	—	—	—	(10.5)	—	(0.2)	—	1,619.7	1,609.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(85.5)	(85.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	403.5	403.5
Other comprehensive income (loss)	—	—	—	—	—	—	(15.0)	—	(15.0)
Net income (loss)	—	5.6	—	(39.8)	—	(0.8)	—	67.7	32.7
Distributions	—	(5.6)	—	(660.0)	—	(13.5)	—	—	(679.1)
Balance, June 30, 2019	5,000	$120.6	275,168	$5,703.1	5,629	$791.9	$109.9	$3,276.2	$10,001.7

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)
Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	78.5	—	1.6	—	—	80.1
Acquisition of related party	—	—	—	—	—	—	—	1.1	1.1
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33.8)	(33.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	447.2	447.2
Other comprehensive income (loss)	—	—	—	—	—	—	(3.9)	—	(3.9)
Net income (loss)	—	5.6	—	186.9	—	3.8	—	22.3	218.6
Distributions	—	(5.6)	—	(443.5)	—	(9.1)	—	—	(458.2)
Balance, June 30, 2018	5,000	$120.6	275,168	$6,322.2	5,629	$804.5	$(49.9)	$911.8	$8,109.2

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$32.7	$218.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	4.6	4.6
Depreciation and amortization expense	474.6	400.7
Accretion of asset retirement obligations	2.3	1.8
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	—	(75.4)
Equity (earnings) loss of unconsolidated affiliates	(5.9)	(3.4)
Distributions of earnings received from unconsolidated affiliates	14.4	9.7
Risk management activities	0.1	10.4
(Gain) loss on sale or disposition of assets	3.1	(46.8)
(Gain) loss from financing activities	1.4	1.3
Change in contingent considerations	8.9	(4.5)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	198.2	(23.9)
Inventories	(76.7)	9.3
Accounts payable and other liabilities	(112.7)	45.2
Net cash provided by operating activities	545.0	547.6
Cash flows from investing activities
Outlays for property, plant and equipment	(1,750.5)	(1,162.5)
Proceeds from sale of assets	2.4	71.5
Investments in unconsolidated affiliates	(194.8)	(142.6)
Return of capital from unconsolidated affiliates	0.1	2.0
Other, net	(19.1)	(5.3)
Net cash used in investing activities	(1,961.9)	(1,236.9)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,320.0	600.0
Repayments of credit facility	(1,830.0)	(620.0)
Proceeds from borrowings under accounts receivable securitization facility	742.9	270.0
Repayments of accounts receivable securitization facility	(724.6)	(440.0)
Proceeds from issuance of senior notes	1,500.0	1,000.0
Redemption of senior notes	(749.4)	—
Principal payments of finance leases	(5.5)	—
Costs incurred in connection with financing arrangements	(25.1)	(15.8)
Payment of contingent consideration	(317.1)	—
Sale of ownership interests in subsidiaries	1,619.7	(0.1)
Contributions from general partner	3.8	1.6
Contributions from TRC	186.2	78.5
Contributions from noncontrolling interests	403.5	447.2
Distributions to noncontrolling interests	(35.9)	(33.8)
Distributions to unitholders	(679.1)	(458.2)
Net cash provided by financing activities	1,409.4	829.4
Net change in cash and cash equivalents	(7.5)	140.1
Cash and cash equivalents, beginning of period	203.3	124.7
Cash and cash equivalents, end of period	$195.8	$264.8

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

The 5,000,000 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) that were issued in October 2015 remain outstanding as limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PA.”

Our Operations

We are primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	transporting, storing, fractionating, treating and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and selling crude oil.

See Note 20 – Segment Information for certain financial information regarding our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2019.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update supersede the leases guidance in Topic 840. We adopted Topic 842 on January 1, 2019 by applying the optional transition method in ASU 2018-11, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of Topic 842 did not result in a cumulative effect adjustment to retained earnings on January 1, 2019. As part of the adoption of Topic 842, we recognized a net right-of-use asset of $64.2 million (net of $0.4 million of lease incentives/deferred rent) and lease liability of $64.6 million. Other practical expedients we elected include:

•	The package for transition relief, which among other things, allows us to carry forward our historical lease classification;
•

The land easements transition, which allows us to carry forward our historical accounting treatment for land easements prior to the effective date of the new leases standard, and evaluate only new or modified land easements on or after January 1, 2019 under Topic 842;

•	The short-term lease election, which allows us to elect not to record leases with an initial term of twelve months or less, for all asset classes;
•	The election to not separate non-lease components from lease components for all the asset classes in our current lease portfolio, where Targa is the lessee; and
•

The election to not separate non-lease components from lease components for gathering, processing and storage assets, where Targa is the lessor. Based on our election, we determined the non-lease component in certain of these arrangements is the predominant component and therefore account for the arrangements under ASC 606.

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

Our lease arrangements may include variable lease payments based on an index or market rate, or may be based on performance. For variable lease payments based on an index or market rate, we estimate and apply a rate based on information available at the commencement date. Variable lease payments based on performance are excluded from the calculation of the right-of-use asset and lease liability, and are recognized in our Consolidated Statements of Operations when the contingency underlying such variable lease payments is resolved. Our lease terms may include options to extend or terminate the lease. Such options are included in the measurement of our right-of-use asset and liability, provided we determine that we are reasonably certain to exercise the option.

See Note 11 – Leases for additional details.

Note 4 — Divestitures

Train 7 Joint Venture

In February 2019, we announced an extension of the Grand Prix NGL pipeline (“Grand Prix”) from Southern Oklahoma to the STACK region of Central Oklahoma where it will connect with the Williams Companies, Inc. (“Williams”) Bluestem Pipeline and link the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. Williams also had an initial option to purchase a 20% equity interest in one of our recently announced 110 MBbl/d fractionation trains (Train 7 or Train 8) in Mont Belvieu. Williams exercised its option to acquire a 20% equity interest in Train 7 and subsequently executed a joint venture agreement with us in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, including storage caverns and brine handling, will be funded and owned 100% by Targa. We present Train 7 on a consolidated basis in our consolidated financial statements.

Sale of Interest in Targa Badlands LLC

On April 3, 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands will pay a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Once Blackstone receives funds sufficient to meet a predetermined fixed return on their invested capital, their interest will convert to a 7.5% equity interest in Targa Badlands, and it will no longer have a priority right on MQDs. Additionally, upon a sale of Targa Badlands, Blackstone’s capital contributions would have a liquidation preference equal to a predetermined fixed return on their invested capital.

After the seventh anniversary of the closing date or upon the occurrence of certain triggering events, we have the option to acquire all of Blackstone’s interest in Targa Badlands for a purchase price payable to Blackstone based on their liquidation preference after taking into account all prior distributions to Blackstone, plus a set percentage on a multiple of the trailing twelve-month EBITDA of Targa Badlands. Targa will continue to control the management of Targa Badlands pending the occurrence of certain triggering events, including that, by April 3, 2029, Blackstone has not received funds sufficient to meet its liquidation preference and Targa has not exercised its purchase right to acquire Blackstone’s interest.

We continue to be the operator of Targa Badlands and hold majority governance rights. As a result, we continue to present Targa Badlands on a consolidated basis in our consolidated financial statements and Blackstone’s contributions are reflected as noncontrolling interests.

Note 5 — Inventories

	June 30, 2019	December 31, 2018
Commodities	$188.8	$151.1
Materials and supplies	16.3	13.6
	$205.1	$164.7

Note 6 — Property, Plant and Equipment and Intangible Assets

	June 30, 2019	December 31, 2018	Estimated Useful Lives (In Years)
Gathering systems	$8,680.2	$7,547.9	5 to 20
Processing and fractionation facilities	4,699.7	4,001.0	5 to 25
Terminaling and storage facilities	1,278.1	1,138.7	5 to 25
Transportation assets	1,152.2	445.1	10 to 25
Other property, plant and equipment	252.7	334.3	3 to 25
Land	156.2	144.3	—
Construction in progress	2,778.8	3,602.5	—
Finance lease right-of-use assets	43.7	—
Property, plant and equipment	19,041.6	17,213.8
Accumulated depreciation and amortization	(4,673.2)	(4,285.5)
Property, plant and equipment, net	$14,368.4	$12,928.3

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(839.3)	(753.4)
Intangible assets, net	$1,897.3	$1,983.2

During the preparation of the Company's first quarter 2019 consolidated financial statements, the Company identified an error related to depreciation expense on certain assets that should have been placed in-service during 2018. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements. The Company recorded the cumulative impact of the adjustment in the period of identification, resulting in a one-time $12.5 million overstatement of depreciation expense.

During the three and six months ended June 30, 2019, depreciation expense was $194.3 million and $388.7 million. During the three and six months ended June 30, 2018, depreciation expense was $156.8 million and $309.2 million.

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

The changes in our intangible assets are as follows:

Balance at December 31, 2018	$1,983.2
Amortization	(85.9)
Balance at June 30, 2019	$1,897.3

Note 7 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•

two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), (together the “T2 Joint Ventures”); and

•	a 50% operated ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Marketing Segment

•	a 25% non-operated ownership interest in Gulf Coast Express Pipeline LLC (“GCX”);
•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•	a 50% operated ownership interest in Cayenne Pipeline, LLC (“Cayenne”); and
•	a 10% non-operated ownership interest in Delaware Basin Residue, LLC (“Agua Blanca”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

The T2 Joint Ventures were formed to provide services for the benefit of their joint venture owners and have capacity lease agreements with their joint venture owners, which cover costs of operations (excluding depreciation and amortization). On April 1, 2019, we assumed the operatorship of the T2 Joint Ventures.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2018	Equity Earnings (Loss)	Cash Distributions	Contributions	Balance at June 30, 2019
GCX (1)	$211.6	$1.5	$—	$171.8	$384.9
T2 Eagle Ford (2)	99.0	(4.9)	—	—	94.1
Little Missouri 4	67.3	—	—	23.0	90.3
T2 LaSalle (2)	49.3	(2.5)	—	—	46.8
GCF	40.3	9.7	(9.6)	—	40.4
Cayenne	16.6	3.6	(4.7)	—	15.5
Agua Blanca	6.4	(1.5)	(0.2)	—	4.7
Total	$490.5	$5.9	$(14.5)	$194.8	$676.7

(1)

Our 25% interest in GCX is owned by Targa GCX Pipeline LLC (“GCX DevCo JV”), of which we own a 20% interest. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements.

(2)

As of June 30, 2019, $23.9 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

The following table presents unaudited summarized income statement information of GCF (amounts represent 100% of investee financial information):

	Six Months Ended June 30,
	2019	2018
Operating revenues	$52.5	$48.9
Operating expenses	17.7	16.9
Net income	24.7	23.2

Note 8 — Accounts Payable and Accrued Liabilities

	June 30, 2019	December 31, 2018
Commodities	$498.6	$721.9
Other goods and services	484.6	474.5
Interest	120.8	79.4
Permian Acquisition contingent consideration	—	308.2
Income and other taxes	61.3	45.4
Other (1)	58.4	7.5
	$1,223.7	$1,636.9

(1)	The 2019 amount includes $49.6 million of accrued distributions to noncontrolling interests.

Accounts payable and accrued liabilities includes $19.8 million and $52.2 million of liabilities to creditors to whom we have issued checks that remained outstanding as of June 30, 2019 and December 31, 2018.

Permian Acquisition Contingent Consideration

As a result of a 2017 acquisition of certain gas gathering and processing and crude gathering assets in the Permian Basin (the “Permian Acquisition”), we included the fair value of the contingent consideration in accounts payable and accrued liabilities as of December 31, 2018. The contingent consideration earn-out period ended on February 28, 2019 and resulted in a $317.1 million payment in May 2019.

Note 9 — Debt Obligations

	June 30, 2019	December 31, 2018
Current:
Accounts receivable securitization facility, due December 2019 (1)	$298.3	$280.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	—	749.4
	298.3	1,029.4
Debt issuance costs, net of amortization	—	(1.5)
Finance lease liabilities	11.0	—
Current debt obligations	309.3	1,027.9

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (2)	190.0	700.0
Senior unsecured notes:
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	1,000.0
5⅜% fixed rate, due February 2027	500.0	500.0
6½% fixed rate, due July 2027	750.0	—
5% fixed rate, due January 2028	750.0	750.0
6⅞% fixed rate, due January 2029	750.0	—
TPL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.3	0.3
	6,218.5	5,228.5
Debt issuance costs, net of amortization	(41.9)	(31.1)
Finance lease liabilities	27.4	—
Long-term debt	6,204.0	5,197.4
Total debt obligations	$6,513.3	$6,225.3
Irrevocable standby letters of credit outstanding (2)	$66.0	$79.5

(1)	As of June 30, 2019, we had $298.3 million of qualifying receivables under our $400.0 million accounts receivable securitization facility, resulting in zero availability.
(2)	As of June 30, 2019, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,944.0 million.
(3)	“TPL” refers to Targa Pipeline Partners LP.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2019:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.8% - 4.7%	4.3%
Accounts receivable securitization facility	3.3% - 3.4%	3.4%

Compliance with Debt Covenants

As of June 30, 2019, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuances

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.8 million. The net proceeds from the offerings were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 with the remainder used for general partnership purposes, which included repaying borrowings under our credit facilities.

Debt Extinguishment

In February 2019, we redeemed in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash loss to write-off $1.4 million of unamortized debt issuance costs, which is included in Gain (loss) from financing activities in the Consolidated Statements of Operations.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	June 30, 2019	December 31, 2018
Asset retirement obligations	$60.6	$55.0
Deferred revenue	173.9	175.5
Operating lease liabilities	21.2	—
Other liabilities	4.0	3.3
Total long-term liabilities	$259.7	$233.8

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

The following table shows the changes in deferred revenue:

Balance at December 31, 2018	$175.5
Additions	0.2
Revenue recognized	(1.8)
Balance at June 30, 2019	$173.9

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

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

	Balance Sheet Location	June 30, 2019
Right-of-use assets
Operating leases, gross	Other long-term assets	$31.5
Finance leases, gross	Property, plant and equipment	43.7

Lease liabilities
Current:
Operating leases	Accounts payable and accrued liabilities	$7.3
Finance leases	Current debt obligations	11.0
Non-current:
Operating leases	Other long-term liabilities	$21.2
Finance leases	Long-term debt	27.4

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$1.9	$3.7
Short-term lease cost	8.1	15.7
Variable lease cost	1.6	2.9
Finance lease cost
Amortization of right-of-use assets	3.2	6.4
Interest expense	0.4	0.8
Total lease cost	$15.2	$29.5

Other supplemental information related to our leases are as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3.7
Operating cash flows for finance leases	0.8
Financing cash flows for finance leases	5.5

The weighted-average remaining lease terms for operating leases and finance leases are 4 years and 3 years, respectively. The weighted-average discount rates for operating leases and finance leases are 3.9% and 3.9%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of June 30, 2019:

	Operating Leases	Finance Leases
Future Minimum Lease Payments Beginning After June 30,
2019	$7.6	$12.3
2020	6.9	11.4
2021	6.4	9.3
2022	5.1	7.5
2023	3.2	0.7
Thereafter	1.9	—
Total undiscounted cash flows	31.1	41.2
Less imputed interest	(2.6)	(2.8)
Total lease liabilities	$28.5	$38.4

The following table presents future minimum payments under non-cancellable leases as of December 31, 2018:

Leases
2019	$20.5
2020	17.7
2021	14.9
2022	12.6
2023	6.0
Thereafter	1.7
Total payments	$73.4

Note 12 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all Partnership distributions after payment of preferred distributions each quarter.

The following table details the distributions declared and paid by us for the six months ended June 30, 2019:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
June 30, 2019	August 13, 2019	$242.4	$239.6
March 31, 2019	April 5, 2019	437.8	435.0
December 31, 2018	February 13, 2019	241.3	238.5

Contributions

All capital contributions to us continue to be allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. During the three and six months ended June 30, 2019, TRC made total contributions of $190.0 million and $190.0 million to us.

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

We paid $2.8 million and $5.6 million of distributions to the holders of Preferred Units (“Preferred Unitholders”) for the three and six months ended June 30, 2019.

Subsequent Event

In July 2019, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on August 15, 2019.

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

At June 30, 2019, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2019	2020	2021	2022	2023
Natural Gas	Swaps	MMBtu/d	191,237	79,930	52,055	-	-
Natural Gas	Basis Swaps	MMBtu/d	149,592	285,389	216,658	200,000	145,000
NGL	Swaps	Bbl/d	27,468	15,237	5,646	-	-
NGL	Futures	Bbl/d	16,620	12,844	-	-	-
NGL	Options	Bbl/d	410	-	-	-	-
Condensate	Swaps	Bbl/d	4,306	3,240	2,254	210	-
Condensate	Options	Bbl/d	590	-	-	-	-

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

		Fair Value as of June 30, 2019		Fair Value as of December 31, 2018
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$98.6	$(17.2)	$112.5	$(18.9)
	Long-term	28.1	(0.8)	31.6	(1.5)
Total derivatives designated as hedging instruments		$126.7	$(18.0)	$144.1	$(20.4)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$5.3	$(33.7)	$2.8	$(14.7)
	Long-term	19.3	(1.9)	2.5	(1.6)
Total derivatives not designated as hedging instruments		$24.6	$(35.6)	$5.3	$(16.3)
Total current position		$103.9	$(50.9)	$115.3	$(33.6)
Total long-term position		47.4	(2.7)	34.1	(3.1)
Total derivatives		$151.3	$(53.6)	$149.4	$(36.7)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2019	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$76.4	$(43.9)	$(19.7)	$48.7	$(35.9)
Counterparties without offsetting positions - assets	27.5	-	-	27.5	-
Counterparties without offsetting positions - liabilities	-	(7.0)	-	-	(7.0)
	103.9	(50.9)	(19.7)	76.2	(42.9)
Long Term Position
Counterparties with offsetting positions or collateral	30.1	(2.6)	-	27.5	-
Counterparties without offsetting positions - assets	17.3	-	-	17.3	-
Counterparties without offsetting positions - liabilities	-	(0.1)	-	-	(0.1)
	47.4	(2.7)	-	44.8	(0.1)
Total Derivatives
Counterparties with offsetting positions or collateral	106.5	(46.5)	(19.7)	76.2	(35.9)
Counterparties without offsetting positions - assets	44.8	-	-	44.8	-
Counterparties without offsetting positions - liabilities	-	(7.1)	-	-	(7.1)
	$151.3	$(53.6)	$(19.7)	$121.0	$(43.0)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$100.0	$(33.6)	$(14.2)	$70.0	$(17.8)
Counterparties without offsetting positions - assets	15.3	-	-	15.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	115.3	(33.6)	(14.2)	85.3	(17.8)
Long Term Position
Counterparties with offsetting positions or collateral	8.9	(3.1)	-	5.9	(0.1)
Counterparties without offsetting positions - assets	25.2	-	-	25.2	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	34.1	(3.1)	-	31.1	(0.1)
Total Derivatives
Counterparties with offsetting positions or collateral	108.9	(36.7)	(14.2)	75.9	(17.9)
Counterparties without offsetting positions - assets	40.5	-	-	40.5	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$149.4	$(36.7)	$(14.2)	$116.4	$(17.9)

Our payment obligations in connection with a majority of these hedging transactions are secured by a first priority lien in the collateral securing the TRP Revolver that ranks equal in right of payment with liens granted in favor of our senior secured lenders. Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient enough to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $97.7 million as of June 30, 2019. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2019	2018	2019	2018
Commodity contracts	$88.4	$(103.0)	$49.6	$(38.3)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2019	2018	2019	2018
Revenues	$43.3	$(7.8)	$64.6	$(34.4)

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2019	2018	2019	2018
Commodity contracts	Revenue	$(1.1)	$(2.2)	$(10.5)	$(13.0)

Based on valuations as of June 30, 2019, we expect to reclassify commodity hedge-related deferred gains of $108.7 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2022, with $81.3 million of gains to be reclassified over the next twelve months.

See Note 14 – Fair Value Measurements and Note 20 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2019, a net asset position of $97.7 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $5.2 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $189.1 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$135.0	$135.0	$—	$134.6	$0.4
Liabilities from commodity derivative contracts (1)	37.3	37.3	—	37.2	0.1
TPL contingent consideration (2)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	195.8	195.8	—	—	—
TRP Revolver	190.0	190.0	—	190.0	—
Senior unsecured notes	6,028.5	6,322.3	—	6,322.3	—
Accounts receivable securitization facility	298.3	298.3	—	298.3	—

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.4	$144.4	$—	$137.5	$6.9
Liabilities from commodity derivative contracts (1)	31.7	31.7	—	31.3	0.4
Permian Acquisition contingent consideration	308.2	308.2	—	—	308.2
TPL contingent consideration (2)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	203.3	203.3	—	—	—
TRP Revolver	700.0	700.0	—	700.0	—
Senior unsecured notes	5,277.9	5,088.9	—	5,088.9	—
Accounts receivable securitization facility	280.0	280.0	—	280.0	—

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

As of June 30, 2019, we had 7 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3. The Permian Acquisition contingent consideration earn-out period ended on February 28, 2019 and resulted in a $317.1 million payment in May 2019. See Note 8 – Accounts Payable and Accrued Liabilities for additional discussion of the Permian Acquisition contingent consideration. Changes in the fair value of these liabilities are included in Other income (expense) in our Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Consideration
Balance, December 31, 2018	$6.5	$(310.6)
Completion of Permian Acquisition contingent consideration earn-out period	—	308.2
New Level 3 derivative instruments	(0.3)	—
Transfers out of Level 3	(6.5)	—
Unrealized gain/(loss) included in OCI	0.6	—
Balance, June 30, 2019	$0.3	$(2.4)

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

The following table summarizes transactions with Targa:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Targa billings of payroll and related costs included in operating expenses	$61.6	$57.0	$115.7	$116.5
Targa allocation of general and administrative expense	61.1	47.4	128.8	94.7
Cash distributions to Targa based on general partner and limited partner ownership	435.0	226.9	673.5	452.6
Cash contributions from Targa related to limited partner ownership (1)	186.2	19.7	186.2	78.5
Cash contributions from Targa to maintain its 2% general partner ownership	3.8	0.4	3.8	1.6

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 12 – Partnership Units and Related Matters.

Note 16 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We are also a party to various proceedings with governmental environmental agencies, including but not limited to the Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert penalties for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

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

	2019	2020	2021 and after
Fixed consideration to be recognized as of June 30, 2019	$272.8	$497.6	$3,373.6

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

For disclosures related to disaggregated revenue, see Note 20 – Segment Information.

Note 18 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Gain) loss on sale or disposal of assets (1)	$(0.2)	$(46.7)	$3.1	$(46.8)
Miscellaneous business tax	—	0.3	0.2	0.6
Other	—	—	—	0.1
	$(0.2)	$(46.4)	$3.3	$(46.1)

(1)	Our 2018 gain is comprised primarily of a $48.1 million gain on sale of our inland marine barge business to a third party during the second quarter of 2018.

Note 19 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Cash:
Interest paid, net of capitalized interest (1)	$106.2	$76.1
Income taxes paid, net of refunds	(1.7)	0.2
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$21.2	$26.8
Impact of capital expenditure accruals on property, plant and equipment	(4.3)	145.2
Transfers from materials and supplies inventory to property, plant and equipment	16.4	1.0
Contribution of property, plant and equipment to investments in unconsolidated affiliates	—	16.0
Change in ARO liability and property, plant and equipment	3.4	1.2
Non-cash financing activities:
Accrued distribution to noncontrolling interests	$49.6	$—
Non-cash balance sheet movements related to acquisition of related party:
Intercompany payable	$—	$1.4
Noncontrolling interest	—	1.1
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$6.6	$—
Finance lease	4.5	—

__________________

(1)	Interest capitalized on major projects was $36.1 million and $20.8 million for the six months ended June 30, 2019 and 2018.

Note 20 — Segment Information

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

Our Logistics and Marketing segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The associated assets are generally connected to and supplied in part by our Gathering and Processing segment and, except for pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2019
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$259.4	$1,378.8	$46.0	$—	$1,684.2
Fees from midstream services	176.2	134.9	—	—	311.1
	435.6	1,513.7	46.0	—	1,995.3
Intersegment revenues
Sales of commodities	539.7	43.6	—	(583.3)	—
Fees from midstream services	1.5	7.0	—	(8.5)	—
	541.2	50.6	—	(591.8)	—
Revenues	$976.8	$1,564.3	$46.0	$(591.8)	$1,995.3
Operating margin	$193.1	$184.4	$46.0	$—	$423.5
Other financial information:
Total assets (1)	$12,038.6	$5,994.7	$124.8	$94.6	$18,252.7
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$420.8	$425.5	$—	$10.8	$857.1

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$273.6	$1,884.0	$(3.5)	$—	$2,154.1
Fees from midstream services	176.0	114.3	—	—	290.3
	449.6	1,998.3	(3.5)	—	2,444.4
Intersegment revenues
Sales of commodities	913.0	76.4	—	(989.4)	—
Fees from midstream services	1.7	8.4	—	(10.1)	—
	914.7	84.8	—	(999.5)	—
Revenues	$1,364.3	$2,083.1	$(3.5)	$(999.5)	$2,444.4
Operating margin	$242.2	$129.9	$(3.5)	$—	$368.6
Other financial information:
Total assets (1)	$11,054.4	$4,293.5	$74.6	$148.2	$15,570.7
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$282.2	$418.2	$—	$34.4	$734.8

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Six Months Ended June 30, 2019
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$507.0	$3,105.6	$48.1	$—	$3,660.7
Fees from midstream services	376.1	257.9	—	—	634.0
	883.1	3,363.5	48.1	—	4,294.7
Intersegment revenues
Sales of commodities	1,362.5	82.1	—	(1,444.6)	—
Fees from midstream services	3.3	12.5	—	(15.8)	—
	1,365.8	94.6	—	(1,460.4)	—
Revenues	$2,248.9	$3,458.1	$48.1	$(1,460.4)	$4,294.7
Operating margin	$422.2	$336.3	$48.1	$—	$806.6
Other financial information:
Total assets (1)	$12,038.6	$5,994.7	$124.8	$94.6	$18,252.7
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$838.5	$896.3	$—	$27.8	$1,762.6

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Six Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$538.7	$3,810.1	$(21.4)	$—	$4,327.4
Fees from midstream services	337.5	235.1	—	—	572.6
	876.2	4,045.2	(21.4)	—	4,900.0
Intersegment revenues
Sales of commodities	1,779.2	131.5	—	(1,910.7)	—
Fees from midstream services	3.8	15.8	—	(19.6)	—
	1,783.0	147.3	—	(1,930.3)	—
Revenues	$2,659.2	$4,192.5	$(21.4)	$(1,930.3)	$4,900.0
Operating margin	$463.2	$268.3	$(21.4)	$—	$710.1
Other financial information:
Total assets (1)	$11,054.4	$4,293.5	$74.6	$148.2	$15,570.7
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$555.4	$669.2	$—	$68.1	$1,292.7

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$217.6	$416.4	$628.9	$886.6
NGL	1,195.5	1,584.5	2,591.9	3,191.3
Condensate and crude oil	172.1	103.5	309.8	190.4
Petroleum products	56.8	59.6	76.0	107.8
	1,642.0	2,164.0	3,606.6	4,376.1
Non-customer revenue:
Derivative activities - Hedge	43.3	(7.7)	64.6	(35.7)
Derivative activities - Non-hedge (1)	(1.1)	(2.2)	(10.5)	(13.0)
	42.2	(9.9)	54.1	(48.7)
Total sales of commodities	1,684.2	2,154.1	3,660.7	4,327.4

Fees from midstream services:
Revenue recognized from contracts with customers:
NGL transportation and services	40.1	37.2	76.3	78.3
Storage, terminaling and export	90.4	75.4	170.0	153.6
Gathering and processing	177.5	173.7	371.9	327.1
Other	3.1	4.0	15.8	13.6
Total fees from midstream services	311.1	290.3	634.0	572.6

Total revenues	$1,995.3	$2,444.4	$4,294.7	$4,900.0

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$193.1	$242.2	$422.2	$463.2
Logistics and Marketing operating margin	184.4	129.9	336.3	268.3
Other operating margin	46.0	(3.5)	48.1	(21.4)
Depreciation and amortization expense	(237.2)	(202.6)	(474.6)	(400.7)
General and administrative expense	(69.3)	(53.2)	(146.7)	(106.0)
Interest income (expense), net	(69.5)	(57.8)	(144.9)	(37.6)
Change in contingent considerations	0.8	60.6	(8.9)	4.5
Other, net	3.4	47.0	1.2	48.3
Income (loss) before income taxes	$51.7	$162.6	$32.7	$218.6

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

Overview

Targa Resources Partners LP (“we,” “our,” the “Partnership” or “TRP”) is a Delaware limited partnership formed in October 2006 by Targa Resources Corp. (“TRC” or “Targa”). Our common units were listed on the NYSE under the symbol “NGLS” prior to TRC’s acquisition on February 17, 2016 of all our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS PA.”

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

Our Logistics and Marketing segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling and marketing of NGLs and NGL products, including services to LPG exporters; storing and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Marketing segment also includes the Grand Prix NGL pipeline (“Grand Prix”), which integrates our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas. The associated assets are generally connected to and supplied in part by our Gathering and Processing segment and, except for pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges.

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have begun constructing or have recently completed construction of three new 250 MMcf/d cryogenic natural gas processing plants in the Midland Basin. The first plant, the Hopson Plant, began operations in the second quarter of 2019. The second plant, the Pembrook Plant, is expected to begin operations in the third quarter of 2019. In August 2019, we announced commencement of a third plant, the Gateway Plant, which is expected to begin operations in the fourth quarter of 2020.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. The agreements are underpinned by the customer's dedication of significant acreage within a large, well-defined area in the Delaware Basin. The approximately 220 miles of 12- to 24-inch high-pressure rich gas gathering pipelines that we constructed across the Delaware Basin are operational. We are also constructing two new 250 MMcf/d cryogenic natural gas processing plants in the Delaware Basin. The first plant, the Falcon Plant, is expected to begin operations in the fourth quarter of 2019. The second plant, the Peregrine Plant, is expected to begin operations in the second quarter of 2020.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants. Total growth capital expenditures related to the plants and high-pressure gas pipeline system are expected to be approximately $600 million.

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP under which Targa will construct and operate a new 200 MMcf/d natural gas processing plant (“Little Missouri 4”) at Targa’s existing Little Missouri facility. Little Missouri 4 began operations in the third quarter of 2019.

Downstream Segment Expansion

Grand Prix NGL Pipeline

In the third quarter of 2019, we began receiving liquids for service into Mont Belvieu on Grand Prix, our new common carrier NGL pipeline. Grand Prix transports NGLs from the Permian Basin, North Texas, Southern Oklahoma, and Central Oklahoma to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The pipeline is comprised of four primary segments:

•

Permian Basin Segment – Connects our Gathering and Processing positions throughout the Delaware and Midland Basins to North Texas. The capacity of the 24-inch diameter pipeline segment from the Permian Basin is approximately 300 MBbl/d, expandable to 550 MBbl/d.

•

Southern Oklahoma Extension – Connects our SouthOK and North Texas Gathering and Processing positions to the North Texas to Mont Belvieu Segment. The extension will vary in capacity based on telescoping pipe size.

•

North Texas to Mont Belvieu Segment – The Permian Basin Segment and Southern Oklahoma Extension connect to a 30-inch diameter pipeline segment in North Texas, which connects Permian, North Texas and Oklahoma volumes to Mont Belvieu. The North Texas to Mont Belvieu Segment has a capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d.

The three segments noted above are operational.

•

Central Oklahoma Extension – Extends from Southern Oklahoma to the STACK region of Central Oklahoma where it will connect with The Williams Companies, Inc. (“Williams”) Bluestem Pipeline, linking the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. The Central Oklahoma Extension is expected to be completed in the first quarter of 2021.

Grand Prix volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in Grand Prix Pipeline LLC (“Grand Prix Joint Venture”), a consolidated subsidiary of which Targa owns a 56% interest, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit. Total growth capital spending on Grand Prix, including the extensions into Oklahoma, is estimated to be approximately $2.0 billion, with our portion of growth capital spending estimated to be approximately $1.4 billion.

Fractionation Expansion

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 6”), which began operations in the second quarter of 2019. The total cost of the fractionation train and related infrastructure was approximately $350 million. Targa Train 6 LLC, a joint venture between Targa and Stonepeak Infrastructure Partners (“Stonepeak”), owns 100% interest in certain assets associated with Train 6. Certain fractionation-related infrastructure for Train 6, such as storage caverns and brine handling, were funded and are owned 100% by Targa.

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7 and Train 8”), which are expected to begin operations by the end of the first quarter of 2020 and the end of the third quarter of 2020, respectively. The total cost of these fractionation trains and related infrastructure is expected to be approximately $825 million. In connection with the Central Oklahoma Extension, Williams exercised its initial option to acquire a 20% equity interest in Train 7 and executed a joint venture agreement with us in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, including storage caverns and brine handling, will be funded and owned 100% by Targa.

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

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements to form Gulf Coast Express Pipeline LLC (“GCX”) with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) for the purpose of developing the Gulf Coast Express Pipeline (“GCX Pipeline”), a natural gas pipeline from the Waha hub, including direct connections to the tailgate of many of our Midland Basin processing facilities, to Agua Dulce in South Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Targa GCX Pipeline LLC, a joint venture between us and Stonepeak, and DCP each own a 25% interest, KMTP owns a 35% interest, and Altus Midstream Company owns the remaining 15% interest in GCX. KMTP serves as the construction manager and operator of GCX Pipeline. We have committed significant volumes to GCX Pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin assets, has committed volumes to the project. GCX Pipeline is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX Pipeline is expected to be in service by the end of the third quarter of 2019.

Channelview Splitter

The Channelview Splitter, located at our Channelview Terminal on the Houston Ship Channel, is operational and we are working towards optimizing the facility. The Channelview Splitter had a total cost of approximately $160 million and has the nameplate capacity to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, distillate, gas oil, kerosene/jet fuel and liquefied petroleum gas and has segregated storage for the crude and condensate and each of their components.

Badlands Interest Sale

In April 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands will pay a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands.

Financing Activities

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.8 million. The net proceeds from the offerings were used to redeem in full our 4⅛% Senior Notes due 2019, at par value plus accrued interest through the redemption date, with the remainder used for general partnership purposes, which included repaying borrowings under our credit facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Operating Margin and Gross Margin

Net income (loss)	$51.7	$162.6	$32.7	$218.6
Depreciation and amortization expense	237.2	202.6	474.6	400.7
General and administrative expense	69.3	53.2	146.7	106.0
Interest (income) expense, net	69.5	57.8	144.9	37.6
(Gain) loss on sale or disposition of assets	(0.2)	(46.7)	3.1	(46.8)
(Gain) loss from financing activities	—	1.3	1.4	1.3
Change in contingent considerations	(0.8)	(60.6)	8.9	(4.5)
Other, net	(3.2)	(1.6)	(5.7)	(2.7)
Operating margin	423.5	368.6	806.6	710.2
Operating expenses	210.2	170.5	400.5	343.6
Gross margin	$633.7	$539.1	$1,207.1	$1,053.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(4.6)	$153.4	$(35.0)	$196.3
Interest (income) expense, net (1)	69.5	57.8	144.9	37.6
Depreciation and amortization expense	237.2	202.6	474.6	400.7
(Gain) loss on sale or disposition of assets	(0.2)	(46.7)	3.1	(46.8)
(Gain) loss from financing activities (2)	—	1.3	1.4	1.3
Equity (earnings) loss	(3.2)	(1.9)	(5.9)	(3.4)
Distributions from unconsolidated affiliates and preferred partner interests, net	12.6	7.0	19.4	13.9
Change in contingent considerations	(0.8)	(60.6)	8.9	(4.5)
Risk management activities	(7.1)	(0.6)	0.1	9.1
Noncontrolling interests adjustments (3)	(9.6)	(7.0)	(16.7)	(12.1)
TRP Adjusted EBITDA (4)	$293.8	$305.3	$594.8	$592.1

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.

(3)	Noncontrolling interest portion of depreciation and amortization expense.
(4)

Beginning in the second quarter of 2019, we revised our reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA to exclude the Splitter Agreement adjustment previously included in the comparative periods presented herein. For all comparative periods presented, our Adjusted EBITDA measure previously included the Splitter Agreement adjustment, which represented the recognition of the annual cash payment received under the condensate splitter agreement ratably over four quarters. The effect of these revisions reduced TRP’s Adjusted EBITDA by $10.8 million and $21.5 million for the three and six months ended June 30, 2018.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	(In millions)
Revenues:
Sales of commodities	$1,684.2	$2,154.1	$(469.9)	(22%)	$3,660.7	$4,327.4	$(666.7)	(15%)
Fees from midstream services	311.1	290.3	20.8	7%	634.0	572.6	61.4	11%
Total revenues	1,995.3	2,444.4	(449.1)	(18%)	4,294.7	4,900.0	(605.3)	(12%)
Product purchases	1,361.6	1,905.3	(543.7)	(29%)	3,087.6	3,846.2	(758.6)	(20%)
Gross margin (1)	633.7	539.1	94.6	18%	1,207.1	1,053.8	153.3	15%
Operating expenses	210.2	170.5	39.7	23%	400.5	343.6	56.9	17%
Operating margin (1)	423.5	368.6	54.9	15%	806.6	710.2	96.4	14%
Depreciation and amortization expense	237.2	202.6	34.6	17%	474.6	400.7	73.9	18%
General and administrative expense	69.3	53.2	16.1	30%	146.7	106.0	40.7	38%
Other operating (income) expense	(0.2)	(46.4)	46.2	100%	3.3	(46.1)	49.4	107%
Income (loss) from operations	117.2	159.2	(42.0)	(26%)	182.0	249.6	(67.6)	(27%)
Interest income (expense), net	(69.5)	(57.8)	(11.7)	(20%)	(144.9)	(37.6)	(107.3)	(285%)
Equity earnings (loss)	3.2	1.9	1.3	68%	5.9	3.4	2.5	74%
Gain (loss) from financing activities	—	(1.3)	1.3	100%	(1.4)	(1.3)	(0.1)	(8%)
Change in contingent considerations	0.8	60.6	(59.8)	(99%)	(8.9)	4.5	(13.4)	(298%)
Net income (loss)	51.7	162.6	(110.9)	(68%)	32.7	218.6	(185.9)	(85%)
Less: Net income (loss) attributable to noncontrolling interests	56.3	9.2	47.1	NM	67.7	22.3	45.4	204%
Net income (loss) attributable to Targa Resources Partners LP	$(4.6)	$153.4	$(158.0)	(103%)	$(35.0)	$196.3	$(231.3)	(118%)
Financial data:
Adjusted EBITDA (1)	$293.8	$305.3	$(11.5)	(4%)	$594.8	$592.1	$2.7	—
Growth capital expenditures (2)	821.4	710.0	111.4	16%	1,691.5	1,245.6	445.9	36%
Maintenance capital expenditures (3)	35.5	24.8	10.7	43%	71.1	47.1	24.0	51%

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Growth capital expenditures, net of contributions from noncontrolling interest, were $1,440.5 million and $993.9 million for the six months ended June 30, 2019 and 2018. Net contributions to investments in unconsolidated affiliates were $57.3 million and $62.2 million for the six months ended June 30, 2019 and 2018.

(3)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $67.2 million and $46.0 million for the six months ended June 30, 2019 and 2018.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The decrease in commodity sales reflects lower NGL, natural gas, and condensate prices ($859.1 million), partially offset by higher NGL, natural gas and crude marketing volumes ($340.9 million) and the favorable impact of hedges ($52.1 million). Higher exports, crude gathering and fractionation fees resulted in increased fee-based revenues.

The decrease in product purchases reflects decreased NGL, natural gas and condensate prices, partially offset by increases in volumes.

Higher 2019 operating margin and gross margin reflect increased segment results for Gathering and Processing and Logistics and Marketing. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased primarily due to higher depreciation related to major growth projects placed in service, including additional processing plants and associated infrastructure in the Permian Basin, the Permian Basin Segment of Grand Prix and Train 6. The increase is partially offset by lower depreciation for our downstream facilities, resulting from the sale of certain petroleum logistics storage and terminaling facilities in the fourth quarter of 2018.

General and administrative expense increased primarily due to higher compensation and benefits, higher system costs and increased outside professional services.

Interest expense, net, increased due to higher average borrowings, partially offset by higher capitalized interest related to our major growth investments.

During 2019, the Permian Acquisition contingent consideration earn-out period ended and resulted in a final payment in May. During 2018, we recorded income of $60.6 million resulting primarily from the decrease in fair value of the contingent consideration liability. The fair value change was primarily related to a decrease in underlying forecasted volumes for the remainder of the earn-out period and a shorter term over which such projections are discounted.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The decrease in commodity sales reflects lower NGL, natural gas and condensate prices ($1,335.0 million) and lower petroleum products volumes due to the sale of certain petroleum logistics storage and terminaling facilities in the fourth quarter of 2018 ($29.5 million), partially offset by higher NGL, crude marketing and natural gas volumes ($621.1 million) and the favorable impact of hedges ($102.6 million). Higher exports and crude gathering fees resulted in increased fee-based revenues.

The decrease in product purchases reflects decreased NGL, natural gas and condensate prices, partially offset by increases in volumes.

Higher 2019 operating margin and gross margin reflect increased segment results for Gathering and Processing and Logistics and Marketing. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased primarily due to higher depreciation related to major growth projects placed in service, including additional processing plants and associated infrastructure in the Permian Basin, and the Permian Basin Segment of Grand Prix. The increase is partially offset by lower depreciation for our downstream facilities, resulting from the sale of certain petroleum logistics storage and terminaling facilities in the fourth quarter of 2018.

General and administrative expense increased primarily due to higher compensation and benefits, higher system costs and increased outside professional services.

Interest expense, net, increased due to higher average borrowings, partially offset by higher capitalized interest related to our major growth investments. During 2018, we recognized non-cash interest income resulting from a decrease in the estimated redemption value of the mandatorily redeemable interests, primarily attributable to the February 2018 amendments to such arrangements.

During 2019, we recorded expense of $8.9 million, resulting primarily from an increase in value of the Permian Acquisition contingent consideration. During 2018, we recorded income of $4.5 million resulting from the change in the fair value of contingent considerations.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Consolidated Operating Margin
	(In millions)
Three Months Ended:
June 30, 2019	$193.1	$184.4	$46.0	$423.5
June 30, 2018	242.2	129.9	(3.5)	368.6

Six Months Ended:
June 30, 2019	$422.2	$336.3	$48.1	$806.6
June 30, 2018	463.2	268.3	(21.4)	710.1

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	(In millions, except operating statistics and price amounts)
Gross margin	$324.8	$346.9	$(22.1)	(6%)	$677.0	$672.6	$4.4	1%
Operating expenses	131.7	104.7	27.0	26%	254.8	209.4	45.4	22%
Operating margin	$193.1	$242.2	$(49.1)	(20%)	$422.2	$463.2	$(41.0)	(9%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,432.6	1,125.1	307.5	27%	1,383.7	1,069.9	313.8	29%
Permian Delaware	545.1	417.3	127.8	31%	513.0	413.3	99.7	24%
Total Permian	1,977.7	1,542.4	435.3		1,896.7	1,483.2	413.5

SouthTX (5)	313.8	413.5	(99.7)	(24%)	338.7	414.9	(76.2)	(18%)
North Texas	224.0	246.1	(22.1)	(9%)	227.2	240.6	(13.4)	(6%)
SouthOK (6)	607.7	549.9	57.8	11%	613.8	539.9	73.9	14%
WestOK	338.2	348.2	(10.0)	(3%)	338.2	349.1	(10.9)	(3%)
Total Central	1,483.7	1,557.7	(74.0)		1,517.9	1,544.5	(26.6)

Badlands (7), (8)	92.3	85.9	6.4	7%	94.6	79.7	14.9	19%
Total Field	3,553.7	3,186.0	367.7		3,509.2	3,107.4	401.8

Coastal	804.9	665.3	139.6	21%	787.5	694.6	92.9	13%

Total	4,358.6	3,851.3	507.3	13%	4,296.7	3,802.0	494.7	13%
NGL production, MBbl/d (3)
Permian Midland (4)	198.0	151.4	46.6	31%	191.3	145.9	45.4	31%
Permian Delaware	71.4	50.3	21.1	42%	65.9	48.0	17.9	37%
Total Permian	269.4	201.7	67.7		257.2	193.9	63.3

SouthTX (5)	41.7	54.5	(12.8)	(23%)	45.2	54.3	(9.1)	(17%)
North Texas	26.6	28.8	(2.2)	(8%)	26.7	27.4	(0.7)	(3%)
SouthOK (6)	68.3	51.1	17.2	34%	63.3	50.0	13.3	27%
WestOK	23.8	19.5	4.3	22%	24.0	19.5	4.5	23%
Total Central	160.4	153.9	6.5		159.2	151.2	8.0

Badlands (8)	11.3	10.8	0.5	5%	11.3	10.5	0.8	8%
Total Field	441.1	366.4	74.7		427.7	355.6	72.1

Coastal	47.3	38.3	9.0	23%	47.8	40.4	7.4	18%

Total	488.4	404.7	83.7	21%	475.5	396.0	79.5	20%
Crude oil gathered, Badlands, MBbl/d	167.3	139.8	27.5	20%	168.4	128.8	39.6	31%
Crude oil gathered, Permian, MBbl/d	86.3	66.6	19.7	30%	81.4	58.0	23.4	40%
Natural gas sales, BBtu/d (3)	2,049.7	1,878.1	171.6	9%	1,988.1	1,823.0	165.1	9%
NGL sales, MBbl/d	389.3	304.1	85.2	28%	374.5	302.0	72.5	24%
Condensate sales, MBbl/d	13.2	13.5	(0.3)	(2%)	12.8	12.8	-	-
Average realized prices (9):
Natural gas, $/MMBtu	0.73	1.82	(1.09)	(60%)	1.29	2.09	(0.80)	(38%)
NGL, $/gal	0.33	0.66	(0.33)	(50%)	0.39	0.63	(0.24)	(38%)
Condensate, $/Bbl	51.34	58.23	(6.89)	(12%)	49.29	58.58	(9.29)	(16%)

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
(8)

As of April 3, 2019, Targa owns 55% of Targa Badlands through a joint venture (the “Badlands Joint Venture”), prior to which we owned a 100% interest. The Badlands Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The decrease in gross margin was primarily due to lower commodity prices, partially offset by higher Permian volumes and higher Badlands fee-based volumes. Inlet volumes increased significantly across both the Permian Midland and Permian Delaware regions as a result of our new gas plant additions. The impact of lower commodity prices excludes the benefit from our hedging activities presented in Other. NGL production, NGL sales and natural gas sales increased primarily due to higher Gathering and Processing inlet volumes and increased NGL recoveries. Total crude oil gathered volumes increased in both the Permian region and the Badlands due to production from new wells and system expansions.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Gross margin was relatively flat due to higher Permian volumes and higher Badlands fee-based volumes, which were offset by the impact of lower commodity prices.  Plant inlet volumes increased significantly across both the Permian Midland and Permian Delaware regions as a result of our new gas plant additions. The impact of lower commodity prices excludes the benefit from our hedging activities presented in Other. NGL production, NGL sales and natural gas sales increased primarily due to higher Gathering and Processing inlet volumes and increased NGL recoveries. Total crude oil gathered volumes increased in both the Permian region and the Badlands due to production from new wells and system expansions.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region.

Logistics and Marketing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	(In millions, except operating statistics and price amounts)
Gross margin	$262.5	$196.9	$65.6	33%	$482.0	$403.7	$78.3	19%
Operating expenses	78.1	67.0	11.1	17%	145.7	135.4	10.3	8%
Operating margin	$184.4	$129.9	$54.5	42%	$336.3	$268.3	$68.0	25%
Operating statistics MBbl/d (1):
Fractionation volumes (2)	512.5	412.2	100.3	24%	484.7	401.0	83.7	21%
Export volumes (3)	231.5	190.3	41.2	22%	222.4	196.1	26.3	13%
NGL sales	605.2	509.3	95.9	19%	594.8	512.0	82.8	16%
Average realized prices:
NGL realized price, $/gal	$0.50	$0.76	$(0.26)	(34%)	$0.55	$0.76	$(0.21)	(28%)

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Logistics and Marketing gross margin increased due to higher transportation and fractionation margin, higher LPG export margin, and higher marketing margin, partially offset by lower terminaling and storage throughput. Transportation and fractionation margin increased due to higher supply volume, the commencement of Train 6 operations during the second quarter of 2019, and the start-up of portions of Grand Prix. Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). LPG export margin increased primarily due to higher volumes, which included volumes deferred from the first quarter to the second quarter of 2019 as a result of restrictions and temporary closures of the Houston Ship Channel in the first quarter. Marketing margin increased primarily due to optimization of liquids arrangements.  Terminaling and storage throughput decreased due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Operating expenses increased due to higher compensation and benefits and higher taxes, primarily attributable to the start-up of portions of Grand Prix and the commencement of Train 6 operations, higher fuel and power costs and higher maintenance, partially offset by decreases in expenses due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Logistics and Marketing gross margin increased due to higher LPG export margin, higher transportation and fractionation margin, and higher marketing margin, partially offset by lower terminaling and storage throughput. LPG export margin increased primarily due to higher volumes. Transportation and fractionation margin increased due to higher supply volume, the start-up of portions of Grand Prix, and the commencement of Train 6 operations during the second quarter of 2019. Marketing margin increased primarily due to optimization of liquids arrangements. Terminaling and storage throughput decreased due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Operating expenses increased due to higher compensation and benefits and higher taxes, primarily attributable to the start-up of portions of Grand Prix and the commencement of Train 6 operations, higher fuel and power costs and higher maintenance, partially offset by decreases in expenses due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In millions)
Gross margin	$46.0	$(3.5)	$49.5	$48.1	$(21.4)	$69.5
Operating margin	$46.0	$(3.5)	$49.5	$48.1	$(21.4)	$69.5

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	16.1	$1.97	$31.8	17.0	$1.01	$17.1
NGL (MMgal)	72.7	0.12	8.9	94.8	(0.15)	(14.0)
Crude oil (MBbl)	0.4	(4.98)	(1.8)	0.5	(14.21)	(7.2)
Non-hedge accounting (2)			7.1			0.6
			$46.0			$(3.5)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	28.2	$1.43	$40.4	32.8	$0.70	$22.9
NGL (MMgal)	142.1	0.07	9.4	187.3	(0.12)	(23.4)
Crude oil (MBbl)	0.7	(2.58)	(1.8)	1.0	(11.72)	(11.8)
Non-hedge accounting (2)			0.1			(9.1)
			$48.1			$(21.4)
(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.

Liquidity and Capital Resources

As of June 30, 2019, we had $195.8 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity as of August 2, 2019 was:

		August 2, 2019
		(In millions)
Cash on hand		$476.9
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		235.0
		2,911.9

Less:	Outstanding borrowings under the TRP Revolver	(730.0)
	Outstanding borrowings under the Securitization Facility	(235.0)
	Outstanding letters of credit under the TRP Revolver	(66.0)
	Total liquidity	$1,880.9

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of June 30, 2019 increased $908.7 million compared to December 31, 2018. The increase was primarily attributable to the February redemption of our 4⅛% Senior Notes due 2019 and the May 2019 contingent consideration payment associated with the Permian Acquisition, with funding provided by the issuance of long-term senior notes.

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

As of June 30, 2019, total contributions from Stonepeak to the DevCo JVs were $827.1 million. As of June 30, 2019, total contributions from Blackstone to the Grand Prix Joint Venture were $313.2 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of June 30, 2019 and December 31, 2018, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations, including unamortized premiums, debt issuance costs and non-current liabilities of finance leases, was $6,204.0 million and $5,197.4 million, respectively.

The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of June 30, 2019, we did not have any interest rate hedges.

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.8 million. The net proceeds from the offerings were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date and the remainder was used for general partnership purposes, which included repaying borrowings under our credit facilities.

In April 2019, we closed on the sale of a 45% interest in Targa Badlands, the entity that holds substantially all of our assets in North Dakota, to funds managed by Blackstone for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands will pay an MQD to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. As of June 30, 2019, the contributions from Blackstone were $32.3 million.

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

Compliance with Debt Covenants

As of June 30, 2019, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Six Months Ended June 30,
2019	2018	2019 vs. 2018
(In millions)
$545.0	$547.6	$(2.6)

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

Net cash provided by operations decreased in 2019 compared to 2018 primarily due to the impact of lower commodity prices, higher operating expenses due to system expansion, and increases in interest payments as a result of higher average borrowings, partially offset by higher volumes.

Cash Flows Used in Investing Activities

Six Months Ended June 30,
2019	2018	2019 vs. 2018
(In millions)
$(1,961.9)	$(1,236.9)	$(725.0)

Cash used in investing activities increased in 2019 compared to 2018, primarily due to higher outlays for property, plant and equipment of $588.0 million, mainly related to the construction of Train 7 and Train 8, and additional processing plants and associated infrastructure in the Permian Basin. The change is also attributable to lower proceeds from sale of assets, and a $52.2 million increase in our contributions to unconsolidated affiliates essentially due to higher construction activities of GCX Pipeline, partially offset by lower construction activities of Little Missouri 4.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2019	2018
Source of Financing Activities, net	(In millions)
Sale of ownership interests in subsidiaries	$1,619.7	$—
Contributions from noncontrolling interests	403.5	447.2
Debt, including financing costs	239.0	794.2
Contributions from TRC and General Partner	190.0	80.1
Distributions	(679.1)	(458.2)
Payment of contingent consideration	(317.1)	—
Other	(46.6)	(33.9)
Net cash provided by (used in) financing activities	$1,409.4	$829.4

In 2019, we realized a net source of cash from financing activities primarily due to the sale of ownership interests in Targa Badlands and Train 7, contributions from noncontrolling interests and net increase of debt outstanding. The result was partially offset by payments of distributions, as well as the final contingent consideration payment associated with the Permian Acquisition. The issuance of 6½% Senior Notes due 2027 and 6⅞% Senior Notes due January 2029, partially offset by the redemption of 4⅛% Senior Notes due November 2019 contributed to the net increase of debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

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

Distributions

TRC is entitled to receive all available Partnership distributions after payments of preferred distributions each quarter.

The following table details the distributions declared and paid by us during the six months ended June 30, 2019:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
June 30, 2019	August 13, 2019	$242.4	$239.6
March 31, 2019	April 5, 2019	437.8	435.0
December 31, 2018	February 13, 2019	241.3	238.5

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of June 30, 2019, we have 5,000,000 Preferred Units outstanding. For the three and six months ended June 30, 2019, $2.8 million and $5.6 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for June, which were paid subsequently on July 15, 2019.

In July 2019, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on August 15, 2019.

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

The following table details cash outlays for capital projects for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Capital expenditures:
Growth (1)	$1,691.5	$1,245.6
Maintenance (2)	71.1	47.1
Gross capital expenditures	1,762.6	1,292.7
Transfers of capital expenditures to investment in unconsolidated affiliates	—	16.0
Transfers from materials and supplies inventory to property, plant and equipment	(16.4)	(1.0)
Change in capital project payables and accruals	4.3	(145.2)
Cash outlays for capital projects	$1,750.5	$1,162.5

(1)

Growth capital expenditures, net of contributions from noncontrolling interests, were $1,440.5 million and $993.9 million for the six months ended June 30, 2019 and 2018. Net contributions to investments in unconsolidated affiliates were $57.3 million and $62.2 million for the six months ended June 30, 2019 and 2018.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $67.2 million and $46.0 million for the six months ended June 30, 2019 and 2018.

We currently estimate that in 2019 we will invest approximately $2,400 million in net growth capital expenditures (exclusive of outlays for business acquisitions) and net contributions to investments in unconsolidated affiliates for announced projects. Future growth capital expenditures may vary significantly based on investment opportunities. We expect that 2019 net maintenance capital expenditures will be approximately $130 million.

Total growth capital expenditures increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to spending related to construction of Train 7 and Train 8, and additional processing plants and associated infrastructure in the Permian Basin, partially offset by lower spending on Grand Prix as its Permian Basin Segment was completed.  Total maintenance capital expenditures increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to our increased asset base and additional infrastructure.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were $54.0 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2019, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Marketing segment and (iii) natural gas transportation basis risk in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of June 30, 2019:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$26.2	$56.8	$(4.5)
NGLs	67.4	111.8	23.0
Crude oil	4.1	20.5	(13.3)
Total	$97.7	$189.1	$5.2

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $42.2 million and $(9.9) million during the three months ended June 30, 2019 and 2018, and $54.0 million and $(48.7) million during the six months ended June 30, 2019 and 2018, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net asset position of $112.7 million at December 31, 2018 to a net asset position of $97.7 million at June 30, 2019. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of June 30, 2019, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of June 30, 2019, we had $488.3 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $4.9 million based on our June 30, 2019 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $53.6 million as of June 30, 2019. The range of losses attributable to our individual counterparties as of June 30, 2019 would be between less than $0.1 million and $25.4 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of June 30, 2019, our operating income would decrease by $6.4 million in the year of the assessment.

During the three and six months ended June 30, 2019, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 13% of our consolidated revenues. During the three and six months ended June 30, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 17% and 15% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report in addition to the updates below. All of these risks and uncertainties, including the updates below, could adversely affect our business, financial condition and/or results of operations.

The tax treatment of publicly traded partnerships or an investment in our Preferred Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in us, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the U.S. Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.

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

10.1

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 7, 2019, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed June 11, 2019 (File No. 001-33303)).

10.2*

Supplemental Indenture dated July 19, 2019 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.3*

Supplemental Indenture dated July 19, 2019 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated July 19, 2019 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.5*

Supplemental Indenture dated July 19, 2019 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6*

Supplemental Indenture dated July 19, 2019 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.7*

Supplemental Indenture dated July 19, 2019 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.8*

Supplemental Indenture dated July 19, 2019 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP

	By:	Targa Resources GP LLC,
its general partner

Date: August 8, 2019	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)