Form 10-Q
period 2019-09-30
Targa Resources Partners LP
filed 2019-11-07
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			September 30, 2019	December 31, 2018
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$294.9	$203.3
Trade receivables, net of allowances of $0.0 and $0.1 million at September 30, 2019 and December 31, 2018			742.9	864.4
Inventories			210.9	164.7
Assets from risk management activities			140.1	115.3
Other current assets			43.4	32.2
Total current assets			1,432.2	1,379.9
Property, plant and equipment			19,589.1	17,213.8
Accumulated depreciation and amortization			(4,892.4)	(4,285.5)
Property, plant and equipment, net			14,696.7	12,928.3
Intangible assets, net			1,854.4	1,983.2
Goodwill, net			46.6	46.6
Long-term assets from risk management activities			60.0	34.1
Investments in unconsolidated affiliates			718.5	490.5
Other long-term assets			49.9	27.5
Total assets			$18,858.3	$16,890.1

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$1,234.8	$1,636.9
Accounts payable to Targa Resources Corp.			194.0	187.4
Liabilities from risk management activities			83.5	33.6
Current debt obligations			258.0	1,027.9
Total current liabilities			1,770.3	2,885.8
Long-term debt			6,844.7	5,197.4
Long-term liabilities from risk management activities			46.1	3.1
Deferred income taxes, net			23.9	23.9
Other long-term liabilities			261.7	233.8
Contingencies (see Note 16)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
September 30, 2019	5,000,000	5,000,000
December 31, 2018	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,437.1	6,227.2
September 30, 2019	275,168,410	275,168,410
December 31, 2018	275,168,410	275,168,410
General partner	Issued	Outstanding	786.4	802.6
September 30, 2019	5,629,136	5,629,136
December 31, 2018	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			186.6	124.9
			6,530.7	7,275.3
Noncontrolling interests			3,380.9	1,270.8
Total owners' equity			9,911.6	8,546.1
Total liabilities and owners' equity			$18,858.3	$16,890.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,594.2	$2,654.1	$5,254.8	$6,981.4
Fees from midstream services	308.3	332.3	942.4	904.9
Total revenues	1,902.5	2,986.4	6,197.2	7,886.3
Costs and expenses:
Product purchases	1,328.1	2,383.5	4,415.7	6,229.7
Operating expenses	200.2	194.9	600.7	538.7
Depreciation and amortization expense	244.3	206.3	718.9	607.1
General and administrative expense	65.6	59.3	212.3	165.0
Other operating (income) expense	18.4	61.8	21.7	15.7
Income (loss) from operations	45.9	80.6	227.9	330.1
Other income (expense):
Interest expense, net	(84.2)	(75.7)	(229.2)	(113.3)
Equity earnings (loss)	10.0	3.0	15.9	6.4
Gain (loss) from financing activities	—	—	(1.4)	(1.3)
Gain (loss) from sale of equity-method investment	65.8	—	65.8	—
Change in contingent considerations	—	(16.6)	(8.8)	(12.1)
Income (loss) before income taxes	37.5	(8.7)	70.2	209.8
Income tax (expense) benefit	—	—	—	—
Net income (loss)	37.5	(8.7)	70.2	209.8
Less: Net income (loss) attributable to noncontrolling interests	76.6	9.7	144.3	32.0
Net income (loss) attributable to Targa Resources Partners LP	$(39.1)	$(18.4)	$(74.1)	$177.8

Net income attributable to preferred limited partners	$2.8	$2.8	$8.4	$8.4
Net income (loss) attributable to general partner	(0.9)	(0.4)	(1.7)	3.4
Net income (loss) attributable to common limited partners	(41.0)	(20.8)	(80.8)	166.0
Net income (loss) attributable to Targa Resources Partners LP	$(39.1)	$(18.4)	$(74.1)	$177.8

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Net income (loss)	$37.5	$(8.7)	$70.2	$209.8
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	118.2	(139.6)	167.8	(178.0)
Settlements reclassified to revenues	(41.5)	23.9	(106.1)	58.3
Other comprehensive income (loss)	76.7	(115.7)	61.7	(119.7)
Comprehensive income (loss)	114.2	(124.4)	131.9	90.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	76.6	9.7	144.3	32.0
Comprehensive income (loss) attributable to Targa Resources Partners LP	$37.6	$(134.1)	$(12.4)	$58.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, June 30, 2019	5,000	$120.6	275,168	$5,703.1	5,629	$791.9	$109.9	$3,276.2	$10,001.7
Contributions from Targa Resources Corp.	—	—	—	9.8	—	0.2	—	—	10.0
Sale of ownership interests in subsidiaries	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(87.2)	(87.2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	115.3	115.3
Other comprehensive income (loss)	—	—	—	—	—	—	76.7	—	76.7
Net income (loss)	—	2.8	—	(41.0)	—	(0.9)	—	76.6	37.5
Distributions	—	(2.8)	—	(234.8)	—	(4.8)	—	—	(242.4)
Balance, September 30, 2019	5,000	$120.6	275,168	$5,437.1	5,629	$786.4	$186.6	$3,380.9	$9,911.6

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, June 30, 2018	5,000	$120.6	275,168	$6,322.2	5,629	$804.5	$(49.9)	$911.8	$8,109.2
Contributions from Targa Resources Corp.	—	—	—	450.6	—	9.2	—	—	459.8
Acquisition of related party	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests in subsidiaries, net	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17.7)	(17.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164.4	164.4
Other comprehensive income (loss)	—	—	—	—	—	—	(115.8)	—	(115.8)
Net income (loss)	—	2.8	—	(20.8)	—	(0.4)	—	9.7	(8.7)
Distributions	—	(2.8)	—	(226.5)	—	(4.6)	—	—	(233.9)
Balance, September 30, 2018	5,000	$120.6	275,168	$6,525.5	5,629	$808.7	$(165.7)	$1,068.2	$8,357.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2018	5,000	$120.6	275,168	$6,227.2	5,629	$802.6	$124.9	$1,270.8	$8,546.1
Contributions from Targa Resources Corp.	—	—	—	196.0	—	4.0	—	—	200.0
Sale of ownership interests in subsidiaries	—	—	—	(10.5)	—	(0.2)	—	1,619.7	1,609.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172.6)	(172.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	518.7	518.7
Other comprehensive income (loss)	—	—	—	—	—	—	61.7	—	61.7
Net income (loss)	—	8.4	—	(80.8)	—	(1.7)	—	144.3	70.2
Distributions	—	(8.4)	—	(894.8)	—	(18.3)	—	—	(921.5)
Balance, September 30, 2019	5,000	$120.6	275,168	$5,437.1	5,629	$786.4	$186.6	$3,380.9	$9,911.6

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	529.2	—	10.8	—	—	540.0
Acquisition of related party	—	—	—	—	—	—	—	1.1	1.1
Purchase of noncontrolling interests in subsidiaries, net	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51.5)	(51.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	611.6	611.6
Other comprehensive income (loss)	—	—	—	—	—	—	(119.7)	—	(119.7)
Net income (loss)	—	8.4	—	166.0	—	3.4	—	32.0	209.8
Distributions	—	(8.4)	—	(670.0)	—	(13.7)	—	—	(692.1)
Balance, September 30, 2018	5,000	$120.6	275,168	$6,525.5	5,629	$808.7	$(165.7)	$1,068.2	$8,357.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$70.2	$209.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	6.8	6.8
Depreciation and amortization expense	718.9	607.1
Accretion of asset retirement obligations	3.7	2.8
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	—	(66.3)
Equity (earnings) loss of unconsolidated affiliates	(15.9)	(6.4)
Distributions of earnings received from unconsolidated affiliates	26.0	16.0
Risk management activities	100.8	9.6
(Gain) loss on sale or disposition of assets	3.6	14.3
Write-down of assets	17.9	—
(Gain) loss from financing activities	1.4	1.3
(Gain) loss from sale of equity-method investment	(65.8)	—
Change in contingent considerations	8.8	12.1
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	108.0	(221.7)
Inventories	(89.7)	(16.6)
Accounts payable and other liabilities	2.7	374.7
Net cash provided by operating activities	897.4	943.5
Cash flows from investing activities
Outlays for property, plant and equipment	(2,433.8)	(2,033.6)
Proceeds from sale of assets	2.7	71.5
Investments in unconsolidated affiliates	(243.7)	(223.7)
Proceeds from sale of equity-method investment	70.3	—
Return of capital from unconsolidated affiliates	1.1	2.2
Other, net	(16.3)	(9.2)
Net cash used in investing activities	(2,619.7)	(2,192.8)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	2,180.0	950.0
Repayments of credit facility	(2,050.0)	(970.0)
Proceeds from borrowings under accounts receivable securitization facility	770.0	440.0
Repayments of accounts receivable securitization facility	(804.0)	(500.0)
Proceeds from issuance of senior notes	1,500.0	1,000.0
Redemption of senior notes	(749.4)	—
Principal payments of finance leases	(8.5)	—
Costs incurred in connection with financing arrangements	(25.1)	(15.8)
Payment of contingent consideration	(317.1)	—
Sale of ownership interests in subsidiaries	1,619.7	(0.1)
Contributions from general partner	4.0	10.8
Contributions from TRC	196.0	529.2
Contributions from noncontrolling interests	518.7	611.6
Distributions to noncontrolling interests	(98.9)	(51.5)
Distributions to unitholders	(921.5)	(692.1)
Net cash provided by financing activities	1,813.9	1,312.1
Net change in cash and cash equivalents	91.6	62.8
Cash and cash equivalents, beginning of period	203.3	124.7
Cash and cash equivalents, end of period	$294.9	$187.5

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

The 5,000,000 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) that were issued in October 2015 remain outstanding as limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS/PA.”

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2019.

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

Sale of Interest in Targa Badlands LLC

On April 3, 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Once Blackstone receives funds sufficient to meet a predetermined fixed return on their invested capital, their interest will convert to a 7.5% equity interest in Targa Badlands, and it will no longer have a priority right on MQDs. Additionally, upon a sale of Targa Badlands, Blackstone’s capital contributions would have a liquidation preference equal to a predetermined fixed return on their invested capital.

After the seventh anniversary of the closing date or upon the occurrence of certain triggering events, we have the option to acquire all of Blackstone’s interest in Targa Badlands for a purchase price payable to Blackstone based on their liquidation preference after taking into account all prior distributions to Blackstone, plus a set percentage on a multiple of the trailing twelve-month EBITDA of Targa Badlands. Targa will continue to control the management of Targa Badlands pending the occurrence of certain triggering events, including if Blackstone has not received funds sufficient to meet its liquidation preference and Targa has not exercised its purchase right to acquire Blackstone’s interest by April 3, 2029.

We continue to be the operator of Targa Badlands and hold majority governance rights. As a result, we continue to present Targa Badlands on a consolidated basis in our consolidated financial statements and Blackstone’s contributions are reflected as noncontrolling interests.

Subsequent Event

In November 2019, we executed agreements to sell our crude gathering and storage business in the Permian Delaware for approximately $135 million. Subject to customary regulatory approvals and closing conditions, the sale is expected to close in the fourth quarter of 2019.

We have also engaged Jefferies LLC to evaluate the potential divestiture of our crude gathering business in the Permian Midland, which includes crude gathering and storage assets. The potential divestiture is predicated on third party valuations adequately capturing our forward growth expectations for the assets, and no assurance can be made that a sale will be consummated.

Note 5 — Inventories

	September 30, 2019	December 31, 2018
Commodities	$202.6	$151.1
Materials and supplies	8.3	13.6
	$210.9	$164.7

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2019	December 31, 2018	Estimated Useful Lives (In Years)
Gathering systems	$8,767.6	$7,547.9	5 to 20
Processing and fractionation facilities	4,961.3	4,001.0	5 to 25
Terminaling and storage facilities	1,459.1	1,138.7	5 to 25
Transportation assets	2,221.9	445.1	10 to 50
Other property, plant and equipment	302.0	334.3	3 to 25
Land	154.4	144.3	—
Construction in progress	1,675.9	3,602.5	—
Finance lease right-of-use assets	46.9	—
Property, plant and equipment	19,589.1	17,213.8
Accumulated depreciation and amortization	(4,892.4)	(4,285.5)
Property, plant and equipment, net	$14,696.7	$12,928.3

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(882.2)	(753.4)
Intangible assets, net	$1,854.4	$1,983.2

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

During the three and nine months ended September 30, 2019, depreciation expense was $201.4 million and $590.1 million. During the three and nine months ended September 30, 2018, depreciation expense was $161.7 million and $470.9 million.

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

The changes in our intangible assets are as follows:

Balance at December 31, 2018	$1,983.2
Amortization	(128.8)
Balance at September 30, 2019	$1,854.4

Note 7 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•

two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), (together the “T2 Joint Ventures”); and

•	a 50% operated ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Marketing Segment

•	a 25% non-operated ownership interest in Gulf Coast Express Pipeline LLC (“GCX”);
•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”); and
•	a 50% operated ownership interest in Cayenne Pipeline, LLC (“Cayenne”).

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

During the third quarter of 2019, we closed on the sale of an equity-method investment for $70.3 million that resulted in the recognition of a gain of $65.8 million during the three months ended September 30, 2019, which is reported as part of Other (income) expense.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2018	Equity Earnings (Loss)	Cash Distributions	Disposition	Contributions	Balance at September 30, 2019
GCX (1)	$211.6	$8.9	$(5.3)	$—	$210.4	$425.6
T2 Eagle Ford (2)	99.0	(7.5)	—	—	—	91.5
Little Missouri 4	67.3	0.1	—	—	33.0	100.4
T2 LaSalle (2)	49.3	(3.5)	—	—	—	45.8
GCF	40.3	14.0	(14.7)	—	—	39.6
Cayenne	16.6	5.4	(6.7)	—	0.3	15.6
Agua Blanca	6.4	(1.5)	(0.4)	(4.5)	—	—
Total	$490.5	$15.9	$(27.1)	$(4.5)	$243.7	$718.5

(1)

Our 25% interest in GCX is owned by Targa GCX Pipeline LLC (“GCX DevCo JV”), of which we own a 20% interest. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements.

(2)

As of September 30, 2019, $23.5 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Note 8 — Accounts Payable and Accrued Liabilities

	September 30, 2019	December 31, 2018
Commodities	$612.0	$721.9
Other goods and services	359.6	474.5
Interest	91.6	79.4
Permian Acquisition contingent consideration	—	308.2
Income and other taxes	79.5	45.4
Accrued distributions to noncontrolling interests	73.8	—
Other	18.3	7.5
	$1,234.8	$1,636.9

Accounts payable and accrued liabilities includes $15.3 million and $52.2 million of liabilities to creditors to whom we have issued checks that remained outstanding as of September 30, 2019 and December 31, 2018.

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

Note 9 — Debt Obligations

	September 30, 2019	December 31, 2018
Current:
Accounts receivable securitization facility, due December 2019 (1)	$246.0	$280.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	—	749.4
	246.0	1,029.4
Debt issuance costs, net of amortization	—	(1.5)
Finance lease liabilities	12.0	—
Current debt obligations	258.0	1,027.9

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (2)	830.0	700.0
Senior unsecured notes:
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	1,000.0
5⅜% fixed rate, due February 2027	500.0	500.0
6½% fixed rate, due July 2027	750.0	—
5% fixed rate, due January 2028	750.0	750.0
6⅞% fixed rate, due January 2029	750.0	—
TPL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.3	0.3
	6,858.5	5,228.5
Debt issuance costs, net of amortization	(40.7)	(31.1)
Finance lease liabilities	26.9	—
Long-term debt	6,844.7	5,197.4
Total debt obligations	$7,102.7	$6,225.3
Irrevocable standby letters of credit outstanding (2)	$73.8	$79.5

(1)	As of September 30, 2019, we had $246.0 million of qualifying receivables under our $400.0 million accounts receivable securitization facility, resulting in zero availability.
(2)	As of September 30, 2019, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,296.2 million.
(3)	“TPL” refers to Targa Pipeline Partners LP.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2019:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.8% - 4.7%	4.2%
Accounts receivable securitization facility	2.9% - 3.4%	3.3%

Compliance with Debt Covenants

As of September 30, 2019, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuance

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full our 4⅛% Senior Notes due 2019, at par value plus accrued interest through the redemption date, with the remainder used for general partnership purposes, which included repayment of borrowings under our credit facilities.

Debt Extinguishment

In February 2019, we redeemed in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash loss to write-off $1.4 million of unamortized debt issuance costs, which is included in Gain (loss) from financing activities in the Consolidated Statements of Operations.

Note 10 — Other Long-term Liabilities

Other long-term liabilities is comprised of deferred revenue, asset retirement obligations and operating lease liabilities.

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of September 30, 2019 and December 31, 2018, was $173.0 million and $175.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent upon resolution of the dispute with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems.

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

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

	Balance Sheet Location	September 30, 2019
Right-of-use assets
Operating leases, gross	Other long-term assets	$31.5
Finance leases, gross	Property, plant and equipment	46.9

Lease liabilities
Current:
Operating leases	Accounts payable and accrued liabilities	$6.9
Finance leases	Current debt obligations	12.0
Non-current:
Operating leases	Other long-term liabilities	$19.6
Finance leases	Long-term debt	26.9

Operating lease costs and short-term lease costs are included in Operating expenses or General and administrative expense in our Consolidated Statements of Operations, depending on the nature of the leases. Finance lease costs are included in Depreciation and amortization expense and Interest expense, net in our Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$2.2	$6.0
Short-term lease cost	6.7	22.4
Variable lease cost	0.8	3.6
Finance lease cost
Amortization of right-of-use assets	3.4	9.7
Interest expense	0.4	1.2
Total lease cost	$13.5	$42.9

Other supplemental information related to our leases are as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.1
Operating cash flows for finance leases	1.2
Financing cash flows for finance leases	8.5

The weighted-average remaining lease terms for operating leases and finance leases are 4 years and 3 years, respectively. The weighted-average discount rates for operating leases and finance leases are 3.9% and 3.9%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of September 30, 2019:

	Operating Leases	Finance Leases
Future Minimum Lease Payments Beginning After September 30,
2019	$7.8	$13.3
2020	6.9	11.4
2021	6.1	10.3
2022	4.6	6.1
2023	2.6	0.6
Thereafter	0.7	—
Total undiscounted cash flows	28.7	41.7
Less imputed interest	(2.2)	(2.8)
Total lease liabilities	$26.5	$38.9

The following table presents future minimum payments under non-cancellable leases as of December 31, 2018:

Leases
2019	$20.5
2020	17.7
2021	14.9
2022	12.6
2023	6.0
Thereafter	1.7
Total payments	$73.4

Note 12 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all Partnership distributions after payment of preferred unit distributions each quarter.

The following table details the distributions declared and paid by us for the nine months ended September 30, 2019:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2019	November 13, 2019	$242.1	$239.3
June 30, 2019	August 13, 2019	242.4	239.6
March 31, 2019	April 5, 2019	437.8	435.0
December 31, 2018	February 13, 2019	241.3	238.5

Contributions

All capital contributions to us continue to be allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. During the three and nine months ended September 30, 2019, TRC made total contributions of $10.0 million and $200.0 million to us.

Preferred Units

Our Preferred Units rank senior to our common units with respect to the distribution rights. Distributions on our 5,000,000 Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on our Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on our Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%.

We paid $2.8 million and $8.4 million of distributions to the holders of Preferred Units (“Preferred Unitholders”) for the three and nine months ended September 30, 2019.

Subsequent Event

In October 2019, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on November 15, 2019.

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

At September 30, 2019, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2019	2020	2021	2022	2023	2024
Natural Gas	Swaps	MMBtu/d	172,254	96,130	85,151	7,500	-	-
Natural Gas	Basis Swaps	MMBtu/d	398,098	352,260	339,360	200,000	200,000	40,000
NGL	Swaps	Bbl/d	30,468	20,305	8,396	3,236	-	-
NGL	Futures	Bbl/d	29,620	15,495	-	-	-	-
NGL	Options	Bbl/d	410	-	-	-	-	-
Condensate	Swaps	Bbl/d	4,170	4,140	3,154	1,110	-	-
Condensate	Options	Bbl/d	590	-	-	-	-	-

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

		Fair Value as of September 30, 2019		Fair Value as of December 31, 2018
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$138.2	$(11.4)	$112.5	$(18.9)
	Long-term	56.6	(1.1)	31.6	(1.5)
Total derivatives designated as hedging instruments		$194.8	$(12.5)	$144.1	$(20.4)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$1.9	$(72.1)	$2.8	$(14.7)
	Long-term	3.4	(45.0)	2.5	(1.6)
Total derivatives not designated as hedging instruments		$5.3	$(117.1)	$5.3	$(16.3)
Total current position		$140.1	$(83.5)	$115.3	$(33.6)
Total long-term position		60.0	(46.1)	34.1	(3.1)
Total derivatives		$200.1	$(129.6)	$149.4	$(36.7)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2019	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$103.9	$(69.5)	$(25.2)	$62.5	$(53.3)
Counterparties without offsetting positions - assets	36.2	-	-	36.2	-
Counterparties without offsetting positions - liabilities	-	(14.0)	-	-	(14.0)
	140.1	(83.5)	(25.2)	98.7	(67.3)
Long Term Position
Counterparties with offsetting positions or collateral	47.1	(46.1)	-	32.1	(31.1)
Counterparties without offsetting positions - assets	12.9	-	-	12.9	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	60.0	(46.1)	-	45.0	(31.1)
Total Derivatives
Counterparties with offsetting positions or collateral	151.0	(115.6)	(25.2)	94.6	(84.4)
Counterparties without offsetting positions - assets	49.1	-	-	49.1	-
Counterparties without offsetting positions - liabilities	-	(14.0)	-	-	(14.0)
	$200.1	$(129.6)	$(25.2)	$143.7	$(98.4)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$100.0	$(33.6)	$(14.2)	$70.0	$(17.8)
Counterparties without offsetting positions - assets	15.3	-	-	15.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	115.3	(33.6)	(14.2)	85.3	(17.8)
Long Term Position
Counterparties with offsetting positions or collateral	8.9	(3.1)	-	5.9	(0.1)
Counterparties without offsetting positions - assets	25.2	-	-	25.2	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	34.1	(3.1)	-	31.1	(0.1)
Total Derivatives
Counterparties with offsetting positions or collateral	108.9	(36.7)	(14.2)	75.9	(17.9)
Counterparties without offsetting positions - assets	40.5	-	-	40.5	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$149.4	$(36.7)	$(14.2)	$116.4	$(17.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $70.5 million as of September 30, 2019. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2019	2018	2019	2018
Commodity contracts	$118.2	$(139.6)	$167.8	$(178.0)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2019	2018	2019	2018
Revenues	$41.5	$(23.9)	$106.1	$(58.3)

Based on valuations as of September 30, 2019, we expect to reclassify commodity hedge-related deferred gains of $182.2 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2022, with $126.7 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and nine months ended September 30, 2019, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices.

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2019	2018	2019	2018
Commodity contracts	Revenue	$(103.3)	$(1.1)	$(113.8)	$(14.1)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2019, a net asset position of $70.5 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $34.0 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $175.4 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$197.5	$197.5	$—	$196.4	$1.1
Liabilities from commodity derivative contracts (1)	127.0	127.0	—	127.0	—
TPL contingent consideration (2)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	294.9	294.9	—	—	—
TRP Revolver	830.0	830.0	—	830.0	—
Senior unsecured notes	6,028.5	6,310.6	—	6,310.6	—
Accounts receivable securitization facility	246.0	246.0	—	246.0	—

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.4	$144.4	$—	$137.5	$6.9
Liabilities from commodity derivative contracts (1)	31.7	31.7	—	31.3	0.4
Permian Acquisition contingent consideration	308.2	308.2	—	—	308.2
TPL contingent consideration (2)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	203.3	203.3	—	—	—
TRP Revolver	700.0	700.0	—	700.0	—
Senior unsecured notes	5,277.9	5,088.9	—	5,088.9	—
Accounts receivable securitization facility	280.0	280.0	—	280.0	—

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

As of September 30, 2019, we had 10 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Consideration
Balance, December 31, 2018	$6.5	$(310.6)
Completion of Permian Acquisition contingent consideration earn-out period	—	308.2
New Level 3 derivative instruments	(0.4)	—
Transfers out of Level 3 (1)	(6.5)	—
Unrealized gain/(loss) included in OCI	1.5	—
Balance, September 30, 2019	$1.1	$(2.4)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

The following table summarizes transactions with Targa:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Targa billings of payroll and related costs included in operating expenses	$61.6	$61.3	$177.3	$177.7
Targa allocation of general and administrative expense	59.5	54.6	188.4	149.3
Cash distributions to Targa based on general partner and limited partner ownership	239.6	231.2	913.1	683.7
Cash contributions from Targa related to limited partner ownership (1)	9.8	450.7	196.0	529.2
Cash contributions from Targa to maintain its 2% general partner ownership	0.2	9.2	4.0	10.8

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 12 – Partnership Units and Related Matters.

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

	2019	2020	2021 and after
Fixed consideration to be recognized as of September 30, 2019	$130.8	$486.3	$3,474.4

In accordance with the optional exemptions that we elected to apply, the amounts presented in the table above exclude variable consideration for which the allocation exception is met and consideration associated with performance obligations of short-term contracts. In addition, consideration from contracts for which we recognize revenue at the amount that we have the right to invoice for services performed is also excluded from the table above, with the exception of any fixed consideration attributable to such contracts. The nature of the performance obligations for which the consideration has been excluded is consistent with the performance obligations described within our revenue recognition accounting policy; the estimated remaining duration of such contracts primarily ranges from 1 to 19 years. In addition, variability exists in the consideration excluded due to the unknown quantity and composition of volumes to be serviced or sold as well as fluctuations in the market price of commodities to be received as consideration or sold over the applicable remaining contract terms. Such variability is resolved at the end of each future month or quarter.

For disclosures related to disaggregated revenue, see Note 20 – Segment Information.

Note 18 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Gain) loss on sale or disposition of assets (1)	$0.5	$61.1	$3.6	$14.3
Write-down of assets	17.9	—	17.9	—
Miscellaneous business tax	—	0.4	0.2	1.0
Other	—	0.3	—	0.4
	$18.4	$61.8	$21.7	$15.7

(1)

Our 2018 loss is comprised primarily of a $57.5 million loss on sale of our refined products and crude oil storage and terminaling facilities in Tacoma, WA, and Baltimore, MD during the third quarter of 2018, offset by a $48.1 million gain on sale of our inland marine barge business to a third party during the second quarter of 2018.

Note 19 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash:
Interest paid, net of capitalized interest (1)	$216.6	$140.5
Income taxes paid, net of refunds	(1.7)	0.2
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment	$(150.6)	$283.9
Transfers from materials and supplies inventory to property, plant and equipment	21.7	8.9
Non-cash financing activities:
Accrued distributions to noncontrolling interests	$73.8	$—
Non-cash balance sheet movements related to assets held for sale:
Working capital	$—	$12.6
Property, plant and equipment, net	—	151.4
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$6.7	$—
Finance lease	8.0	—

__________________

(1)	Interest capitalized on major projects was $50.5 million and $30.8 million for the nine months ended September 30, 2019 and 2018.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2019
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$254.4	$1,403.1	$(63.3)	$—	$1,594.2
Fees from midstream services	173.0	135.3	—	—	308.3
	427.4	1,538.4	(63.3)	—	1,902.5
Intersegment revenues
Sales of commodities	534.0	34.9	—	(568.9)	—
Fees from midstream services	1.9	7.4	—	(9.3)	—
	535.9	42.3	—	(578.2)	—
Revenues	$963.3	$1,580.7	$(63.3)	$(578.2)	$1,902.5
Operating margin	$208.6	$228.9	$(63.3)	$—	$374.2
Other financial information:
Total assets (1)	$12,172.4	$6,475.0	$157.0	$53.9	$18,858.3
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$230.3	$301.2	$—	$10.8	$542.3

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended September 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$296.7	$2,378.2	$(20.8)	$—	$2,654.1
Fees from midstream services	199.3	133.0	—	—	332.3
	496.0	2,511.2	(20.8)	—	2,986.4
Intersegment revenues
Sales of commodities	1,069.7	15.5	—	(1,085.2)	—
Fees from midstream services	1.5	8.5	—	(10.0)	—
	1,071.2	24.0	—	(1,095.2)	—
Revenues	$1,567.2	$2,535.2	$(20.8)	$(1,095.2)	$2,986.4
Operating margin	$255.3	$173.5	$(20.8)	$—	$408.0
Other financial information:
Total assets (1)	$11,331.5	$5,019.0	$64.2	$111.8	$16,526.5
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$453.0	$560.7	$—	$4.0	$1,017.7

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2019
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$761.5	$4,508.5	$(15.2)	$—	$5,254.8
Fees from midstream services	549.1	393.3	—	—	942.4
	1,310.6	4,901.8	(15.2)	—	6,197.2
Intersegment revenues
Sales of commodities	1,896.5	117.0	—	(2,013.5)	—
Fees from midstream services	5.3	20.1	—	(25.4)	—
	1,901.8	137.1	—	(2,038.9)	—
Revenues	$3,212.4	$5,038.9	$(15.2)	$(2,038.9)	$6,197.2
Operating margin	$630.9	$565.0	$(15.2)	$—	$1,180.7
Other financial information:
Total assets (1)	$12,172.4	$6,475.0	$157.0	$53.9	$18,858.3
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$1,068.7	$1,197.5	$—	$38.7	$2,304.9

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$835.3	$6,188.3	$(42.2)	$—	$6,981.4
Fees from midstream services	536.8	368.1	—	—	904.9
	1,372.1	6,556.4	(42.2)	—	7,886.3
Intersegment revenues
Sales of commodities	2,848.9	147.0	—	(2,995.9)	—
Fees from midstream services	5.4	24.3	—	(29.7)	—
	2,854.3	171.3	—	(3,025.6)	—
Revenues	$4,226.4	$6,727.7	$(42.2)	$(3,025.6)	$7,886.3
Operating margin	$718.4	$441.7	$(42.2)	$—	$1,117.9
Other financial information:
Total assets (1)	$11,331.5	$5,019.0	$64.2	$111.8	$16,526.5
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$1,008.2	$1,229.9	$—	$72.3	$2,310.4

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$305.3	$451.9	$934.2	$1,338.5
NGL	1,160.5	2,063.2	3,752.4	5,254.4
Condensate and crude oil	178.7	95.7	488.4	286.1
Petroleum products	11.5	68.2	87.5	176.0
	1,656.0	2,679.0	5,262.5	7,055.0
Non-customer revenue:
Derivative activities - Hedge	41.5	(23.8)	106.1	(59.6)
Derivative activities - Non-hedge (1)	(103.3)	(1.1)	(113.8)	(14.0)
	(61.8)	(24.9)	(7.7)	(73.6)
Total sales of commodities	1,594.2	2,654.1	5,254.8	6,981.4

Fees from midstream services:
Revenue recognized from contracts with customers:
NGL transportation and services	45.8	37.5	122.0	115.8
Storage, terminaling and export	84.6	79.6	254.7	233.1
Gathering and processing	171.6	196.5	543.7	522.3
Other	6.3	18.7	22.0	33.7
Total fees from midstream services	308.3	332.3	942.4	904.9

Total revenues	$1,902.5	$2,986.4	$6,197.2	$7,886.3

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$208.6	$255.3	$630.9	$718.4
Logistics and Marketing operating margin	228.9	173.5	565.0	441.7
Other operating margin	(63.3)	(20.8)	(15.2)	(42.2)
Depreciation and amortization expense	(244.3)	(206.3)	(718.9)	(607.1)
General and administrative expense	(65.6)	(59.3)	(212.3)	(165.0)
Interest expense, net	(84.2)	(75.7)	(229.2)	(113.3)
Gain (loss) from sale of equity-method investment	65.8	—	65.8	—
Change in contingent considerations	—	(16.6)	(8.8)	(12.1)
Other, net	(8.4)	(58.8)	(7.1)	(10.6)
Income (loss) before income taxes	$37.5	$(8.7)	$70.2	$209.8

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

Overview

Targa Resources Partners LP (“we,” “our,” the “Partnership” or “TRP”) is a Delaware limited partnership formed in October 2006 by Targa Resources Corp. (“TRC” or “Targa”). Our common units were listed on the NYSE under the symbol “NGLS” prior to TRC’s acquisition on February 17, 2016 of all our outstanding common units that it and its subsidiaries did not already own. Our 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as preferred limited partner interests in us and continue to trade on the NYSE under the symbol “NGLS/PA.”

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

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have completed construction of or have begun constructing three new 250 MMcf/d cryogenic natural gas processing plants in the Midland Basin. The first plant, the Hopson Plant, began operations in the second quarter of 2019. The second plant, the Pembrook Plant, began operations in the third quarter of 2019. In August 2019, we announced commencement of a third plant, the Gateway Plant, which is expected to begin operations in the fourth quarter of 2020.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. The agreements are underpinned by the customer's dedication of significant acreage within a large, well-defined area in the Delaware Basin. The approximately 220 miles of 12- to 24-inch high-pressure rich gas gathering pipelines that we constructed across the Delaware Basin are operational. We have recently completed construction of or are currently constructing two new 250 MMcf/d cryogenic natural gas processing plants in the Delaware Basin. The first plant, the Falcon Plant, began operations late in the third quarter of 2019. The second plant, the Peregrine Plant, is expected to begin operations in the second quarter of 2020. Total growth capital expenditures related to the plants and high-pressure gas pipeline system are expected to be approximately $600 million.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants.

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP under which Targa would construct and operate a new 200 MMcf/d natural gas processing plant (“Little Missouri 4”) at Targa’s existing Little Missouri facility. Little Missouri 4 began operations in the third quarter of 2019.

Downstream Segment Expansion

Grand Prix NGL Pipeline

In the third quarter of 2019, we began full service into Mont Belvieu on Grand Prix, our new common carrier NGL pipeline. Grand Prix transports NGLs from the Permian Basin, North Texas, and Southern Oklahoma to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The pipeline is comprised of three primary segments:

•

Permian Basin Segment – Connects our Gathering and Processing positions throughout the Delaware and Midland Basins to North Texas. The capacity of the 24-inch diameter pipeline segment from the Permian Basin is approximately 300 MBbl/d, expandable to 550 MBbl/d.

•

Southern Oklahoma Extension – Connects our SouthOK and North Texas Gathering and Processing positions with the North Texas to Mont Belvieu Segment. The extension varies in capacity based on telescoping pipe size.

•

North Texas to Mont Belvieu Segment – The Permian Basin Segment and Southern Oklahoma Extension connect to a 30-inch diameter pipeline segment in North Texas, which connects Permian, North Texas and Oklahoma volumes to Mont Belvieu. The North Texas to Mont Belvieu Segment has a capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d.

In February 2019, we announced an additional extension:

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

LPG Export Expansion

In February 2019, we announced plans to further expand our LPG export capabilities of propane and butanes at our Galena Park Marine Terminal by increasing refrigeration capacity and associated load rates. Our current effective export capacity will increase to approximately 11 to 15 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The total cost of the expansion and related infrastructure is expected to be approximately $120 million and is expected to be completed in the third quarter of 2020.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements to form Gulf Coast Express Pipeline LLC (“GCX”) with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) for the purpose of developing the Gulf Coast Express Pipeline (“GCX Pipeline”), a natural gas pipeline from the Waha hub, including direct connections to the tailgate of many of our Midland Basin processing facilities, to Agua Dulce in South Texas. The pipeline provides an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Targa GCX Pipeline LLC, a joint venture between us and Stonepeak, and DCP each own a 25% interest, KMTP owns a 34% interest, and Altus Midstream Company owns the remaining 16% interest in GCX. KMTP serves as the operator of GCX Pipeline. We have committed significant volumes to GCX Pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin assets, has committed volumes to GCX Pipeline. GCX Pipeline is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX Pipeline was placed in service late in the third quarter of 2019.

Badlands Interest Sale

In April 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of our assets in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands.

Asset Sales

We continue to evaluate and execute asset sales to reduce leverage and focus on our core operations. During the third quarter of 2019, we closed on the sale of an equity-method investment for $70.3 million. In November 2019, we executed agreements to sell our crude gathering and storage business in the Permian Delaware for approximately $135 million. Subject to customary regulatory approvals and closing conditions, the sale is expected to close in the fourth quarter of 2019.

We have also engaged Jefferies LLC to evaluate the potential divestiture of our crude gathering business in the Permian Midland, which includes crude gathering and storage assets. The potential divestiture is predicated on third party valuations adequately capturing our forward growth expectations for the assets, and no assurance can be made that a sale will be consummated.

Financing Activities

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full our 4⅛% Senior Notes due 2019, at par value plus accrued interest through the redemption date, with the remainder used for general partnership purposes, which included repayment of borrowings under our credit facilities.

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

Our profitability is also impacted by fee-based contracts. Our growing fee-related capital expenditures for pipelines and gathering and processing assets underpinned by fee-based margin, expansion of our downstream facilities, continued focus on adding fee-based margin to our existing and future gathering and processing contracts, as well as third-party acquisitions of businesses and assets, will continue to increase the number of our contracts that are fee-based. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities. Nevertheless, a change in unit fees due to market dynamics such as available commodity throughput does affect profitability.

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

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income (loss). Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definitions of gross margin and operating margin may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Net Income (Loss) to Operating Margin and Gross Margin
Net income (loss)	$37.5	$(8.7)	$70.2	$209.8
Depreciation and amortization expense	244.3	206.3	718.9	607.1
General and administrative expense	65.6	59.3	212.3	165.0
Interest (income) expense, net	84.2	75.7	229.2	113.3
(Gain) loss on sale or disposition of assets	0.5	61.1	3.6	14.3
Write-down of assets	17.9	—	17.9	—
(Gain) loss from sale of equity-method investment	(65.8)	—	(65.8)	—
(Gain) loss from financing activities	—	—	1.4	1.3
Change in contingent considerations	—	16.6	8.8	12.1
Other, net	(10.0)	(2.3)	(15.7)	(5.0)
Operating margin	374.2	408.0	1,180.8	1,117.9
Operating expenses	200.2	194.9	600.7	538.7
Gross margin	$574.4	$602.9	$1,781.5	$1,656.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(39.1)	$(18.4)	$(74.1)	$177.8
Interest (income) expense, net (1)	84.2	75.7	229.2	113.3
Depreciation and amortization expense	244.3	206.3	718.9	607.1
(Gain) loss on sale or disposition of assets	0.5	61.1	3.6	14.3
Write-down of assets	17.9	—	17.9	—
(Gain) loss from sale of equity-method investment	(65.8)	—	(65.8)	—
(Gain) loss from financing activities (2)	—	—	1.4	1.3
Equity (earnings) loss	(10.0)	(3.0)	(15.9)	(6.4)
Distributions from unconsolidated affiliates and preferred partner interests, net	14.0	7.5	33.4	21.4
Change in contingent considerations	—	16.6	8.8	12.1
Risk management activities	100.7	(0.8)	100.8	8.3
Noncontrolling interests adjustments (3)	(8.9)	(7.7)	(25.6)	(19.7)
TRP Adjusted EBITDA (4)	$337.8	$337.3	$932.6	$929.5

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
(3)	Noncontrolling interest portion of depreciation and amortization expense.
(4)

Beginning in the second quarter of 2019, we revised our reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA to exclude the Splitter Agreement adjustment previously included in the comparative periods presented herein. For all comparative periods presented, our Adjusted EBITDA measure previously included the Splitter Agreement adjustment, which represented the recognition of the annual cash payment received under the condensate splitter agreement ratably over four quarters. The effect of these revisions reduced TRP’s Adjusted EBITDA by $10.8 million and $32.3 million for the three and nine months ended September 30, 2018.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	(In millions)
Revenues:
Sales of commodities	$1,594.2	$2,654.1	$(1,059.9)	(40%)	$5,254.8	$6,981.4	$(1,726.6)	(25%)
Fees from midstream services	308.3	332.3	(24.0)	(7%)	942.4	904.9	37.5	4%
Total revenues	1,902.5	2,986.4	(1,083.9)	(36%)	6,197.2	7,886.3	(1,689.1)	(21%)
Product purchases	1,328.1	2,383.5	(1,055.4)	(44%)	4,415.7	6,229.7	(1,814.0)	(29%)
Gross margin (1)	574.4	602.9	(28.5)	(5%)	1,781.5	1,656.6	124.9	8%
Operating expenses	200.2	194.9	5.3	3%	600.7	538.7	62.0	12%
Operating margin (1)	374.2	408.0	(33.8)	(8%)	1,180.8	1,117.9	62.9	6%
Depreciation and amortization expense	244.3	206.3	38.0	18%	718.9	607.1	111.8	18%
General and administrative expense	65.6	59.3	6.3	11%	212.3	165.0	47.3	29%
Other operating (income) expense	18.4	61.8	(43.4)	(70%)	21.7	15.7	6.0	38%
Income (loss) from operations	45.9	80.6	(34.7)	(43%)	227.9	330.1	(102.2)	(31%)
Interest expense, net	(84.2)	(75.7)	(8.5)	(11%)	(229.2)	(113.3)	(115.9)	(102%)
Equity earnings (loss)	10.0	3.0	7.0	233%	15.9	6.4	9.5	148%
Gain (loss) from financing activities	—	—	—	—	(1.4)	(1.3)	(0.1)	(8%)
Gain (loss) from sale of equity-method investment	65.8	—	65.8	—	65.8	—	65.8	—
Change in contingent considerations	—	(16.6)	16.6	100%	(8.8)	(12.1)	3.3	27%
Net income (loss)	37.5	(8.7)	46.2	NM	70.2	209.8	(139.6)	(67%)
Less: Net income (loss) attributable to noncontrolling interests	76.6	9.7	66.9	NM	144.3	32.0	112.3	NM
Net income (loss) attributable to Targa Resources Partners LP	$(39.1)	$(18.4)	$(20.7)	113%	$(74.1)	$177.8	$(251.9)	(142%)
Financial data:
Adjusted EBITDA (1)	$337.8	$337.3	$0.5	—	$932.6	$929.5	$3.1	—
Growth capital expenditures (2)	511.3	984.4	(473.1)	(48%)	2,203.4	2,230.0	(26.6)	(1%)
Maintenance capital expenditures (3)	31.0	33.3	(2.3)	(7%)	101.5	80.4	21.1	26%

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Growth capital expenditures, net of contributions from noncontrolling interest, were $1,870.8 million and $1,824.0 million for the nine months ended September 30, 2019 and 2018. Net contributions to investments in unconsolidated affiliates were $75.4 million and $99.9 million for the nine months ended September 30, 2019 and 2018.

(3)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $95.5 million and $78.8 million for the nine months ended September 30, 2019 and 2018.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The decrease in commodity sales reflects lower NGL, natural gas, and condensate prices ($1,352.5 million), the unfavorable impact of mark-to-market hedges ($102.0 million) and lower petroleum products and condensate volumes ($62.2 million), partially offset by higher NGL, crude marketing and natural gas volumes ($373.3 million), the favorable impact of equity volume hedges ($59.5 million) and higher crude marketing prices ($20.1 million).

The decrease in fees from midstream services is largely due to lower gas gathering fees attributable to our non-cash take in-kind equity volumes, partially offset by an overall increase in gas gathered volumes. Subsequent to our January 2018 adoption of ASC 606, Revenue from Contracts with Customers, non-cash take in-kind volumes, which have exposure to commodity prices, received from a customer are presented as a component of fees from midstream services with a corresponding offset to product purchases and have no impact to our operating margin or gross margin.

The decrease in product purchases reflects decreased NGL, natural gas and condensate prices, partially offset by increases in volumes.

Lower 2019 operating margin and gross margin reflect decreased segment results for Gathering and Processing, offset by increased segment results for Logistics and Marketing. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis. Operating margin and gross margin also include the effect of hedges as discussed in “—Other.”

Depreciation and amortization expense increased primarily due to higher depreciation related to major growth projects placed in service, including additional processing plants and associated infrastructure in the Permian Basin and Grand Prix.

General and administrative expense increased primarily due to higher compensation and benefits costs as a result of increased staffing levels, partially offset by lower professional services and lower contract labor.

During the third quarter of 2019, we wrote down certain assets to their recoverable amounts. In the prior year, a loss on sale was recognized associated with our refined products and crude oil storage and terminaling facilities in Tacoma, WA, and Baltimore, MD.

Interest expense, net, increased due to higher average borrowings, partially offset by higher capitalized interest related to our major growth investments.

The increase in equity earnings is primarily due to higher earnings from GCX.

During the third quarter of 2019, we closed on the sale of an equity-method investment for $70.3 million that resulted in the recognition of a gain of $65.8 million.

During 2019, the Permian Acquisition contingent consideration earn-out period ended and resulted in a final payment in May. During 2018, we recorded an expense resulting primarily from an increase in fair value of the contingent consideration liability. The fair value change was primarily attributable to a shorter discount period.

Net income attributable to noncontrolling interests was higher in 2019 due to earnings allocated to noncontrolling interest holders in Targa Badlands, Grand Prix and Train 6.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in commodity sales reflects lower commodity prices ($2,640.8 million) and lower petroleum products volumes due to the sale of certain petroleum logistics storage and terminaling facilities in the fourth quarter of 2018 ($85.3 million), partially offset by higher NGL, crude marketing and natural gas volumes ($936.4 million) and the favorable impact of hedges ($65.8 million). Higher exports and crude gathering fees resulted in increased fees from midstream services.

The decrease in product purchases reflects decreased NGL, natural gas and condensate prices, partially offset by increases in volumes.

Higher 2019 operating margin and gross margin reflect increased segment results for Logistics and Marketing, offset by decreased segment results for Gathering and Processing. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis. Operating margin and gross margin also include the effect of hedges as discussed in “—Other.”

Depreciation and amortization expense increased primarily due to higher depreciation related to major growth projects placed in service, including additional processing plants and associated infrastructure in the Permian Basin and Grand Prix.

General and administrative expense increased primarily due to higher compensation and benefits costs as a result of increased staffing levels and higher system costs.

Interest expense, net, increased due to higher average borrowings, partially offset by higher capitalized interest related to our major growth investments. During 2018, we recognized non-cash interest income resulting from a decrease in the estimated redemption value of the mandatorily redeemable interests, primarily attributable to the February 2018 amendments to such arrangements.

The increase in equity earnings is primarily due to higher earnings from GCX.

During 2019, we closed on the sale of an equity-method investment for $70.3 million that resulted in the recognition of a gain of $65.8 million.

Net income attributable to noncontrolling interests was higher in 2019 due to earnings allocated to noncontrolling interest holders in Targa Badlands, Grand Prix and Train 6.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Consolidated Operating Margin
	(In millions)
Three Months Ended:
September 30, 2019	$208.6	$228.9	$(63.3)	$374.2
September 30, 2018	255.3	173.5	(20.8)	408.0

Nine Months Ended:
September 30, 2019	$630.9	$565.0	$(15.2)	$1,180.7
September 30, 2018	718.4	441.7	(42.2)	1,117.9

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Gross margin	$328.8	$373.7	$(44.9)	(12%)	$1,006.1	$1,046.3	$(40.2)	(4%)
Operating expenses	120.2	118.4	1.8	2%	375.2	327.9	47.3	14%
Operating margin	$208.6	$255.3	$(46.7)	(18%)	$630.9	$718.4	$(87.5)	(12%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,546.7	1,161.7	385.0	33%	1,438.7	1,100.8	337.9	31%
Permian Delaware	629.4	470.5	158.9	34%	552.2	432.5	119.7	28%
Total Permian	2,176.1	1,632.2	543.9		1,990.9	1,533.3	457.6

SouthTX (5)	328.6	364.1	(35.5)	(10%)	335.3	397.8	(62.5)	(16%)
North Texas	228.2	247.6	(19.4)	(8%)	227.6	243.0	(15.4)	(6%)
SouthOK (6)	590.8	568.2	22.6	4%	606.1	549.4	56.7	10%
WestOK	329.2	353.9	(24.7)	(7%)	335.2	350.8	(15.6)	(4%)
Total Central	1,476.8	1,533.8	(57.0)		1,504.2	1,541.0	(36.8)

Badlands (7), (8)	120.8	90.5	30.3	33%	103.4	83.3	20.1	24%
Total Field	3,773.7	3,256.5	517.2		3,598.5	3,157.6	440.9

Coastal	721.0	783.3	(62.3)	(8%)	765.1	724.5	40.6	6%

Total	4,494.7	4,039.8	454.9	11%	4,363.6	3,882.1	481.5	12%
NGL production, MBbl/d (3)
Permian Midland (4)	216.5	152.2	64.3	42%	199.8	148.0	51.8	35%
Permian Delaware	82.3	58.9	23.4	40%	71.4	51.6	19.8	38%
Total Permian	298.8	211.1	87.7		271.2	199.6	71.6

SouthTX (5)	41.5	49.0	(7.5)	(15%)	44.0	52.5	(8.5)	(16%)
North Texas	27.3	29.6	(2.3)	(8%)	26.9	28.1	(1.2)	(4%)
SouthOK (6)	69.5	61.2	8.3	14%	65.4	53.8	11.6	22%
WestOK	19.2	20.7	(1.5)	(7%)	22.4	19.9	2.5	13%
Total Central	157.5	160.5	(3.0)		158.7	154.3	4.4

Badlands (8)	14.0	10.5	3.5	33%	12.2	10.5	1.7	16%
Total Field	470.3	382.1	88.2		442.1	364.4	77.7

Coastal	45.4	47.3	(1.9)	(4%)	47.0	42.8	4.2	10%

Total	515.7	429.4	86.3	20%	489.1	407.2	81.9	20%
Crude oil gathered, Badlands, MBbl/d	164.3	161.7	2.6	2%	167.0	139.9	27.1	19%
Crude oil gathered, Permian, MBbl/d	95.2	75.1	20.1	27%	86.1	63.8	22.3	35%
Natural gas sales, BBtu/d (3)	2,056.6	1,817.6	239.0	13%	2,011.2	1,821.1	190.1	10%
NGL sales, MBbl/d	398.0	329.6	68.4	21%	382.4	311.3	71.1	23%
Condensate sales, MBbl/d	11.0	12.6	(1.6)	(13%)	12.2	12.8	(0.6)	(5%)
Average realized prices (9):
Natural gas, $/MMBtu	1.02	1.93	(0.91)	(47%)	1.19	2.03	(0.84)	(41%)
NGL, $/gal	0.27	0.75	(0.48)	(64%)	0.35	0.67	(0.32)	(48%)
Condensate, $/Bbl	50.94	58.31	(7.37)	(13%)	49.79	58.49	(8.70)	(15%)

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The decrease in gross margin was primarily due to lower commodity prices, partially offset by higher Permian and Badlands volumes. The impact of lower commodity prices in 2019 excludes the third quarter realized gain from our hedging activities presented in Other. NGL production, NGL sales and natural gas sales increased primarily due to higher inlet volumes and increased NGL recoveries. In the Permian, natural gas gathered volumes and NGL production increased due to incremental processing capacity available with the commencement of operations at the Johnson Plant in the fourth quarter of 2018, the Hopson Plant in the second quarter of 2019 and the Pembrook Plant in the third quarter of 2019, while total crude oil gathered volumes increased due to production from new wells. In the Badlands, natural gas gathered volumes and NGL production increased due to incremental processing capacity available with the commencement of operations at the Little Missouri 4 Plant in the third quarter of 2019, while total crude oil gathered volumes increased due to production from new wells.

Operating expenses were relatively flat with increased operating expenses in the Permian, due to gas plant and system expansions, partially offset by reductions in other regions.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The decrease in gross margin was primarily due to lower commodity prices, partially offset by higher Permian and Badlands volumes. The impact of lower commodity prices in 2019 excludes the realized gain from our hedging activities presented in Other. NGL production, NGL sales and natural gas sales increased primarily due to higher inlet volumes and increased NGL recoveries. In the Permian, natural gas gathered volumes and NGL production increased due to incremental processing capacity available with the commencement of operations at the Johnson Plant in the fourth quarter of 2018, the Hopson Plant in the second quarter of 2019 and the Pembrook Plant in the third quarter of 2019. In the Badlands, natural gas gathered volumes and NGL production increased due to production from new wells and the incremental processing capacity available with the commencement of operations at the Little Missouri 4 Plant in the third quarter of 2019. Total crude oil gathered volumes increased in both the Permian region and the Badlands due to production from new wells.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region and the Badlands. Operating expenses in other areas were relatively flat.

Logistics and Marketing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	(In millions)
Gross margin	$310.4	$249.4	$61.0	24%	$792.4	$653.1	$139.3	21%
Operating expenses	81.5	75.9	5.6	7%	227.4	211.4	16.0	8%
Operating margin	$228.9	$173.5	$55.4	32%	$565.0	$441.7	$123.3	28%
Operating statistics MBbl/d (1):
Fractionation volumes (2)	508.8	454.5	54.3	12%	492.8	419.0	73.8	18%
Export volumes (3)	239.2	208.2	31.0	15%	228.1	200.2	27.9	14%
Pipeline throughput (4)	131.8	-	131.8	-	44.4	-	44.4	-
NGL sales	672.1	555.7	116.4	21%	620.9	526.7	94.2	18%
Average realized prices:
NGL realized price, $/gal	$0.43	$0.88	$(0.45)	(51%)	$0.50	$0.80	$(0.30)	(38%)

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

(3)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.
(4)	Pipeline throughput represents the total quantity of mixed NGLs delivered by Grand Prix to Mont Belvieu.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Logistics and Marketing gross margin increased due to higher NGL transportation, fractionation and services margin, higher marketing margin, and higher LPG export margin, partially offset by lower terminaling and storage throughput. NGL transportation, fractionation and services margin increased due to volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 6 in the second quarter of 2019. Fractionation and services margin was unfavorably impacted by fewer short-term high fee fractionation contracts in the third quarter of 2019 compared to the same period last year, and by a planned maintenance turnaround of our Cedar Bayou fractionator. Marketing margin increased due to optimization of gas and liquids arrangements. LPG export margin increased due to higher volumes. Terminaling and storage throughput decreased due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Operating expenses increased due to higher maintenance, higher fuel and power costs that are largely passed through to customers, and higher compensation and benefits primarily attributable to Grand Prix and Train 6 operations, partially offset by the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Logistics and Marketing gross margin increased due to higher NGL transportation, fractionation and services margin, higher LPG export margin, and higher marketing margin, partially offset by lower terminaling and storage throughput. NGL transportation, fractionation and services margin increased due to volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 6 in the second quarter of 2019. Fractionation and services margin was unfavorably impacted by fewer short-term high fee fractionation contracts in the third quarter of 2019 compared to the same period last year, and by a planned maintenance turnaround of our Cedar Bayou fractionator. LPG export margin increased due to higher volumes. Marketing margin increased due to optimization of gas and liquids arrangements. Terminaling and storage throughput decreased due to the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Operating expenses increased due to higher fuel and power costs that are largely passed through to customers, higher maintenance, and higher compensation and benefits and higher taxes primarily attributable to Grand Prix and Train 6 operations, partially offset by the sale of certain petroleum logistics terminals in the fourth quarter of 2018.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In millions)
Gross margin	$(63.3)	$(20.8)	$(42.5)	$(15.2)	$(42.2)	$27.0
Operating margin	$(63.3)	$(20.8)	$(42.5)	$(15.2)	$(42.2)	$27.0

Other contains the results of commodity derivative activities related to Gathering and Processing hedges of equity volumes that are included in operating margin. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing operations that result from percent of proceeds/liquids processing arrangements. Because we are essentially forward-selling a portion of our future plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

We have also entered into swaps and basis swaps that are not designated or do not qualify for hedge accounting treatment. The mark-to-market gains/losses related to these derivative instruments represent unrealized, non-cash changes in the fair value of the instruments. For the three and nine months ended September 30, 2019, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices and will be more than offset by locked-in gains to be realized in future periods from the underlying transportation arrangements.

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	18.8	$1.07	$20.1	15.7	$0.82	$12.9
NGL (MMgal)	110.0	0.17	18.5	99.0	(0.27)	(26.4)
Crude oil (MBbl)	0.4	(1.76)	(0.7)	0.5	(15.81)	(8.1)
Non-hedge accounting (2)			(101.2)			0.8
			$(63.3)			$(20.8)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	47.0	$1.29	$60.6	48.6	$0.74	$35.8
NGL (MMgal)	252.1	0.11	27.9	286.3	(0.17)	(49.7)
Crude oil (MBbl)	1.1	(2.28)	(2.6)	1.5	(13.10)	(20.0)
Non-hedge accounting (2)			(101.1)			(8.3)
			$(15.2)			$(42.2)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.

Liquidity and Capital Resources

As of September 30, 2019, we had $294.9 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity as of November 1, 2019 was:

		November 1, 2019
		(In millions)
Cash on hand		$287.0
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		349.0
		2,836.0

Less:	Outstanding borrowings under the TRP Revolver	(880.0)
	Outstanding borrowings under the Securitization Facility	(349.0)
	Outstanding letters of credit under the TRP Revolver	(73.8)
	Total liquidity	$1,533.2

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels and valuation, which we closely manage; (iii) changes in payables and accruals related to major growth projects; (iv) changes in the fair value of the current portion of derivative contracts; (v) monthly swings in borrowings under the Securitization Facility; and (vi) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Working capital as of September 30, 2019 increased $1,167.8 million compared to December 31, 2018. The increase was primarily attributable to the February redemption of our 4⅛% Senior Notes due 2019 and the May 2019 contingent consideration payment associated with the Permian Acquisition, with funding provided by the issuance of long-term senior notes.

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

As of September 30, 2019, total contributions from Stonepeak to the DevCo JVs were $880.1 million. As of September 30, 2019, total contributions from Blackstone to the Grand Prix Joint Venture were $329.6 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of September 30, 2019, and December 31, 2018, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations, including unamortized premiums, debt issuance costs and non-current liabilities of finance leases, was $6,844.7 million and $5,197.4 million, respectively.

The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of September 30, 2019, we did not have any interest rate hedges.

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full our 4⅛% Senior Notes due 2019, at par value plus accrued interest through the redemption date, with the remainder used for general partnership purposes, which included repayment of borrowings under our credit facilities.

In April 2019, we closed on the sale of a 45% interest in Targa Badlands, the entity that holds substantially all of our assets in North Dakota, to funds managed by Blackstone for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays an MQD to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. As of September 30, 2019, the contributions from Blackstone were $63.0 million.

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

Compliance with Debt Covenants

As of September 30, 2019, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2019	2018	2019 vs. 2018
(In millions)
$897.4	$943.5	$(46.1)

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

Net cash provided by operating activities decreased in 2019 compared to 2018 primarily due to an increase in interest payments as a result of higher average borrowings.

Cash Flows Used in Investing Activities

Nine Months Ended September 30,
2019	2018	2019 vs. 2018
(In millions)
$(2,619.7)	$(2,192.8)	$(426.9)

Cash used in investing activities increased in 2019 compared to 2018, primarily due to higher outlays for property, plant and equipment of $400.5 million, primarily related to the construction of Train 7 and Train 8, and additional processing plants and associated infrastructure in the Permian Basin. The change is also attributable to a $20.0 million increase in our contributions to unconsolidated affiliates essentially due to higher construction activities of GCX Pipeline, partially offset by lower construction activities of Little Missouri 4.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2019	2018
Source of Financing Activities, net	(In millions)
Sale of ownership interests in subsidiaries	$1,619.7	$—
Debt, including financing costs	823.7	904.2
Contributions from noncontrolling interests	518.7	611.6
Contributions from TRC and General Partner	200.0	540.0
Distributions	(921.5)	(692.1)
Payment of contingent consideration	(317.1)	—
Other	(109.6)	(51.6)
Net cash provided by (used in) financing activities	$1,813.9	$1,312.1

In 2019, we realized a net source of cash from financing activities primarily due to the sale of ownership interests in Targa Badlands and Train 7, net increase of debt outstanding and contributions from noncontrolling interests. The result was partially offset by payments of distributions, as well as the final contingent consideration payment associated with the Permian Acquisition. The issuance of 6½% Senior Notes due 2027 and 6⅞% Senior Notes due January 2029, partially offset by the redemption of 4⅛% Senior Notes due November 2019 contributed to the net increase of debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

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

Distributions

TRC is entitled to receive all available Partnership distributions after payments of preferred distributions each quarter.

The following table details the distributions declared and paid by us during the nine months ended September 30, 2019:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2019	November 13, 2019	$242.1	$239.3
June 30, 2019	August 13, 2019	242.4	239.6
March 31, 2019	April 5, 2019	437.8	435.0
December 31, 2018	February 13, 2019	241.3	238.5

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of September 30, 2019, we have 5,000,000 Preferred Units outstanding. For the three and nine months ended September 30, 2019, $2.8 million and $8.4 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for September, which were paid subsequently on October 15, 2019.

In October 2019, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on November 15, 2019.

Capital Expenditures

Our capital expenditures are classified as growth capital expenditures, business acquisitions, and maintenance capital expenditures. Growth capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, and reduce costs or enhance revenues. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life and expenditures to remain in compliance with environmental laws and regulations.

The following table details cash outlays for capital projects for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Capital expenditures:	(In millions)
Growth (1)	2,203.4	2,230.0
Maintenance (2)	101.5	80.4
Gross capital expenditures	2,304.9	2,310.4
Transfers of capital expenditures to investment in unconsolidated affiliates	—	16.0
Transfers from materials and supplies inventory to property, plant and equipment	(21.7)	(8.9)
Change in capital project payables and accruals	150.6	(283.9)
Cash outlays for capital projects	2,433.8	2,033.6

(1)

Growth capital expenditures, net of contributions from noncontrolling interests, were $1,870.8 million and $1,824.0 million for the nine months ended September 30, 2019 and 2018. Net contributions to investments in unconsolidated affiliates were $75.4 million and $99.9 million for the nine months ended September 30, 2019 and 2018.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $95.5 million and $78.8 million for the nine months ended September 30, 2019 and 2018.

We currently estimate that in 2019 we will invest approximately $2,400 million in growth capital expenditures, net of noncontrolling interests (exclusive of outlays for business acquisitions), and net contributions to investments in unconsolidated affiliates for announced projects. Future growth capital expenditures may vary significantly based on investment opportunities. We expect that 2019 maintenance capital expenditures, net of noncontrolling interests, will be approximately $130 million.

Total growth capital expenditures were flat for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to lower spending on Grand Prix as it began full service in the third quarter, partially offset by spending related to construction of Train 7 and Train 8, and additional processing plants and associated infrastructure in the Permian Basin. Total maintenance capital expenditures increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to our increased asset base and additional infrastructure.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were $55.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2024. Market conditions may also impact our ability to enter into future commodity derivative contracts.

Commodity Price Risk

A significant portion of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the proceeds from the sale of commodities as payment for services. The prices of natural gas, NGLs and crude oil are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged.

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2019, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Marketing segment and (iii) natural gas transportation basis risk in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2019:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(72.9)	$(27.1)	$(118.5)
NGLs	124.5	166.2	83.1
Crude oil	18.9	36.3	1.4
Total	$70.5	$175.4	$(34.0)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues decreased by $61.8 million and $24.9 million during the three months ended September 30, 2019 and 2018, and $7.7 million and $73.6 million during the nine months ended September 30, 2019 and 2018, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net asset position of $112.7 million at December 31, 2018 to a net asset position of $70.5 million at September 30, 2019. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of September 30, 2019, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2019, we had $1,076.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $10.8 million based on our September 30, 2019 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $129.6 million as of September 30, 2019. The range of losses attributable to our individual counterparties as of September 30, 2019 would be between $0.1 million and $36.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of September 30, 2019, our operating income would decrease by $7.4 million in the year of the assessment.

During the three and nine months ended September 30, 2019, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 11% and 12% of our consolidated revenues. During the three and nine months ended September 30, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 17% and 16% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

3.4

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 12, 2017 (File No. 001-33303)).

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

10.1

Supplemental Indenture dated July 19, 2019 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.2

Supplemental Indenture dated July 19, 2019 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.3

Supplemental Indenture dated July 19, 2019 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.4

Supplemental Indenture dated July 19, 2019 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.5

Supplemental Indenture dated July 19, 2019 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.6

Supplemental Indenture dated July 19, 2019 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

10.7

Supplemental Indenture dated July 19, 2019 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-33303)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP

	By:	Targa Resources GP LLC,
its general partner

Date: November 7, 2019	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)