Form 10-K
period 2019-12-31
Targa Resources Partners LP
filed 2020-02-20
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33303

TARGA RESOURCES PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	65-1295427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Louisiana Street, Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 584-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NGLS/PA	New York Stock Exchange

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

As of February 17, 2020, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the following risks and uncertainties:

•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and natural gas liquid supplies to our logistics and transportation facilities and our success in connecting our facilities to transportation services and markets;

•	the timing and extent of changes in natural gas, natural gas liquids, crude oil and other commodity prices, interest rates and demand for our services;
•	our ability to access the capital markets, which will depend on general market conditions and the credit ratings for our debt obligations and demand for our senior notes;
•	the amount of collateral required to be posted from time to time in our transactions;
•	our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•	the level of creditworthiness of counterparties to various transactions with us;
•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;
•	weather and other natural phenomena;
•	industry changes, including the impact of consolidations and changes in competition;
•	our ability to timely obtain and maintain necessary licenses, permits and other approvals;
•	our ability to grow through internal growth projects or acquisitions and the successful integration and future performance of such assets;
•	general economic, market and business conditions; and
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

As generally used in the energy industry and in this Annual Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
SCOOP	South Central Oklahoma Oil Province
STACK	Sooner Trend, Anadarko, Canadian and Kingfisher
VLGC	Very large gas carrier

PART I

Item 1. Business.

Overview

Targa Resources Partners LP is a Delaware limited partnership formed in October 2006 by our parent, Targa Resources Corp. (“Targa” or “TRC” or the “Company” or “Parent”), to own, operate, acquire and develop a diversified portfolio of complementary domestic midstream energy assets.

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

As used herein, "units" refers to our units representing limited partner interests in the Partnership and not to the Preferred Units (as defined herein) and "unitholders" refers to the holders of units. Unless the context requires otherwise, the term "limited partner interests" refers to the units and the Preferred Units, collectively, and “limited partners” refers to the holders of limited partner interests.

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

Our Operations

We are engaged primarily in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	transporting, storing, fractionating, treating, and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and selling crude oil.

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business).

In the fourth quarter of 2019, we made the following changes to the presentation of our reportable segments:

•

Renamed the Logistics and Marketing segment as “Logistics and Transportation.” The updated name better describes the business composition and activity of the segment given the recent completion of our common carrier Grand Prix Pipeline (“Grand Prix”) that transports NGLs to our fractionation assets in Mont Belvieu. The change in naming convention did not impact previously reported results for the segment. This segment is also referred to as the Downstream Business.

•

Due to changes in how our executive team evaluates segment performance, results of commodity derivative activities related to our equity volume hedges that are designated as accounting hedges are now reported in the Gathering and Processing segment. These hedge activities were previously reported in Other. Our prior period segment information has been updated to reflect the change. There was no impact to our Consolidated Statements of Operations.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays); and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes Grand Prix, as well as our equity interest in Gulf Coast Express Pipeline LLC (“GCX”), a natural gas pipeline transporting volumes from West Texas to the Gulf Coast. Grand Prix integrates our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas. The associated assets, including these pipelines, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Acquisitions and Organic Growth Projects

Our midstream natural gas and NGL services footprint was initially established through several acquisitions from Targa, totaling $3.1 billion, that occurred from 2007 through 2010. Since the completion of the final acquisitions from Targa in 2010, we have expanded our midstream services footprint substantially. The expansion of our business has been fueled by a combination of third-party acquisitions and major organic growth investments in our businesses. Third-party acquisitions included our 2012 acquisition of Saddle Butte Pipeline LLC’s crude oil pipeline and terminal system and natural gas gathering and processing operations in North Dakota (referred to by us as “Badlands”), our 2015 acquisition of Atlas Pipeline Partners L.P. (“APL,” renamed by us as Targa Pipeline Partners LP or “TPL”), and our 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin (referred to by us as the “Permian Acquisition”). As a result of these transactions, we acquired natural gas gathering, processing and treating assets in West Texas, South Texas, North Texas, Oklahoma, North Dakota, New Mexico and the Louisiana Gulf Coast, crude oil gathering and terminal assets in North Dakota and West Texas, and NGL assets consisting of fractionation, transport, storage and terminaling facilities, low sulfur natural gas treating facilities (“LSNG”), pipeline transportation and distribution assets, propane storage and truck terminals primarily located near Houston, Texas and in Lake Charles, Louisiana.

We also continue to invest capital in our businesses to enhance our competitive advantage as an integrated midstream services provider. We have invested approximately $8.4 billion in growth capital expenditures since 2015, including approximately $2.6 billion in 2019 (approximately $2.3 billion of net growth capital). These expansion investments are distributed across our businesses, with 52% to Gathering and Processing and 48% related to Logistics and Transportation. We expect to continue to invest in both large and small organic growth projects in 2020 and currently estimate that we will invest approximately $1.2 to $1.3 billion in net organic growth capital expenditures in 2020.

The map below highlights our more significant assets:

Badlands
BAKKEN
North Dakota
South Dakota
Kansas
MISSISSIPPI LIME
WestOK
STACK
ANADARKO
Oklahoma
ARKOMA
Arkansas
SCOOP
SouthOK
New Mexico
Mississippi
North Texas
TX-LA-MS SALT
PERMIAN
Permian Midland
BARNETT
TUSCALOOSA
Louisiana
Permian Delaware
Texas
Houston
Mont Belvieu
Coastal
EAGLE FORD
Galena Park
SouthTX
Legend
Headquarters
Grand Prix NGL Pipeline
Grand Prix NGL Pipeline (Segment In Progress)
NGL Pipeline
Gulf Coast Express Pipeline
Crude Gathering Line
Gas Gathering Line
Shale
Basins

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have recently completed construction of or are constructing three new 250 MMcf/d cryogenic natural gas processing plants in the Midland Basin. The first plant, the Hopson Plant, began operations in the second quarter of 2019. The second plant, the Pembrook Plant, began operations in the third quarter of 2019. In August 2019, we announced the Gateway Plant, which is expected to begin operations in the fourth quarter of 2020.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. The agreements are underpinned by the customer's dedication of significant acreage within a large, well-defined area in the Delaware Basin. We constructed approximately 220 miles of 12- to 24-inch high-pressure rich gas gathering pipelines across the Delaware Basin that are operational. We have recently completed construction of or are currently constructing two new 250 MMcf/d cryogenic natural gas processing plants in the Delaware Basin. The first plant, the Falcon Plant, began operations late in the third quarter of 2019. The second plant, the Peregrine

Plant, is expected to begin operations in the second quarter of 2020. We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants.

Badlands

In January 2018, we announced the formation of a 50/50 joint venture with Hess Midstream Partners LP under which Targa would construct and operate a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at Targa’s existing Little Missouri facility. The LM4 Plant began operations in the third quarter of 2019.

Logistics and Transportation Segment Expansion

Grand Prix NGL Pipeline

In the third quarter of 2019, we began full service into Mont Belvieu on Grand Prix, our new common carrier NGL pipeline that transports NGLs from the Permian Basin, North Texas, and Southern Oklahoma to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The pipeline is comprised of three primary segments:

•

Permian Basin Segment – Connects our Gathering and Processing positions (as well as third-party positions) throughout the Delaware and Midland Basins to North Texas. The capacity of the 24-inch diameter pipeline segment from the Permian Basin is approximately 300 MBbl/d, expandable to 550 MBbl/d.

•

Southern Oklahoma Extension – Connects our SouthOK and North Texas Gathering and Processing positions (as well as third-party positions) to our North Texas to Mont Belvieu Segment. The extension varies in capacity based on telescoping pipe size.

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

Grand Prix Pipeline LLC (“Grand Prix Joint Venture”), a consolidated subsidiary of which Targa owns a 56% interest, owns the portion of Grand Prix extending from the Permian Basin to Mont Belvieu, Texas. Volumes flowing on the pipeline from the Permian Basin to Mont Belvieu, Texas, accrue to the Grand Prix Joint Venture, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

Fractionation Expansion

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train (“Train 6”) in Mont Belvieu, Texas, which began operations in the second quarter of 2019. Targa Train 6 LLC (“Train 6 JV”), a joint venture between Targa and Stonepeak Infrastructure Partners (“Stonepeak”), owns a 100% interest in the fractionation train. Certain fractionation-related infrastructure for Train 6, such as storage caverns and brine handling, were funded and are owned 100% by Targa.

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7 and Train 8”), which are expected to begin operations by the end of the first quarter of 2020 and the end of the third quarter of 2020, respectively. In January 2019, Williams committed to Targa significant volumes which Targa will transport on Grand Prix and fractionate at Targa’s Mont Belvieu facilities (including Train 7). Williams was also granted an option to purchase a 20% equity interest in the fractionation train, which was originally wholly owned by Targa. Williams exercised its initial option and executed a joint venture agreement with us in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, will be funded and owned 100% by Targa.

LPG Export Expansion

In February 2019, we announced plans to further expand our LPG export capabilities of propane and butanes at our Galena Park Marine Terminal by increasing refrigeration capacity and associated load rates. With the additional infrastructure, our effective export capacity will increase to up to 15 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The expansion is expected to be fully completed in the third quarter of 2020.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements to form GCX with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) for the purpose of developing the Gulf Coast Express Pipeline (“GCX Pipeline”), a natural gas pipeline from the Waha hub, including direct connections to the tailgate of many of our Midland Basin processing facilities, to Agua Dulce in South Texas. The pipeline provides an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Targa GCX Pipeline LLC (“GCX DevCo JV”), a joint venture between us and Stonepeak, and DCP each own a 25% interest, KMTP owns a 34% interest, and Altus Midstream Company owns the remaining 16% interest in GCX. KMTP serves as the operator of GCX Pipeline. We have committed significant volumes to GCX Pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin assets, also committed volumes to GCX Pipeline. GCX Pipeline is designed to transport up to 1.98 Bcf/d of natural gas and commenced operations late in the third quarter of 2019.

Badlands Interest Sale

In April 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of the assets previously wholly owned by Targa in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries.

Asset Sales

We continue to evaluate and execute asset sales to reduce leverage and focus on our core operations. During 2019, we closed on the sale of an equity-method investment for $73.8 million. In November 2019, we executed agreements to sell our crude gathering and storage business in the Permian Delaware for approximately $134 million. The sale closed early in the first quarter of 2020.

We have also engaged Jefferies LLC to evaluate the potential divestiture of our crude gathering business in the Permian Midland, which includes crude gathering and storage assets. The sale process is ongoing, and the potential divestiture is predicated on third party valuations adequately capturing our forward growth expectations for the assets. No assurance can be made that a sale will be consummated.

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

In November 2019, we issued $1.0 billion aggregate principal amount of 5½% Senior Notes due March 2030, resulting in net proceeds of $990.8 million. The net proceeds from the issuance were used to repay borrowings under our credit facilities and for general partnership purposes.

On December 6, 2019, we amended our accounts receivable securitization facility (the “Securitization Facility”) to extend the facility through a termination date of December 4, 2020.

Organization Structure

On October 19, 2016, we executed the Third Amended and Restated Agreement of Limited Partnership, effective as of December 1, 2016. As a result of the TRC/TRP Merger, Targa owns all of the outstanding TRP common units. Targa also maintains a 2% general partner interest in us. The Partnership Agreement with us governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

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

The diagram below shows our corporate structure as of February 17, 2020:

________________

(1)	Common shares outstanding as of February 17, 2020.

Growth Drivers

We believe that our near-term growth will be driven by organic projects being placed into service, as well as the level of producer activity in the basins where our gathering and processing infrastructure is located and the level of demand for services provided by our logistics and transportation assets. We believe our assets are not easily replicated, are located in many attractive and active areas of exploration and production activity and are near key markets and logistics centers. Grand Prix integrates our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas and further increases our competitive capabilities to provide reliable, integrated midstream services to customers. Over the longer term, we expect our growth will continue to be driven by our integrated midstream service offering and the strong position of our quality assets which will benefit from production from shale plays and by the deployment of shale exploration and production technologies in both liquids-rich natural gas and crude oil resource plays that will also provide additional opportunities for our Downstream Business. We expect that organic growth and third-party acquisitions will continue to be a part of our growth strategy.

Attractive Asset Positions

We believe that our positioning in some of the most attractive basins will allow us to capture increased natural gas supplies for gathering and processing, increased NGLs for transportation and fractionation and increased crude oil supplies for gathering and terminaling. Producers continue to focus drilling activity on their most attractive acreage, especially in the Permian Basin where we have a large and well positioned interconnected footprint and are benefiting from rig activity in and around our systems.

The development of shale and unconventional resource plays has resulted in increasing NGL supplies that continue to generate demand for our transportation services on Grand Prix, fractionation services at the Mont Belvieu market hub and for LPG export services at our Galena Park Marine Terminal on the Houston Ship Channel. Since 2010, in response to increasing demand, we added 378 MBbl/d of additional fractionation capacity with the additions of Cedar Bayou Fractionator (“CBF”) Trains 3, 4, and 5, and Train 6, and have additional capacity of 220 MBbl/d under construction. We believe that the higher volumes of fractionated NGLs will also result in increased demand for other related fee-based services provided by our logistics and transportation assets. Continued demand for fractionation capacity is expected to lead to other future growth opportunities.

As domestic producers have focused their drilling in crude oil and liquids-rich areas, new gas processing facilities are being built to accommodate liquids-rich gas, which contributes to the increasing supply of NGLs produced domestically. As drilling in these areas continues, the supply of NGLs requiring transportation and fractionation to market hubs is expected to continue to grow. As the supply of NGLs increases, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers. Grand Prix transports volumes from the Permian Basin and our North Texas and southern Oklahoma systems to our fractionation and storage complex in the NGL market hub at Mont Belvieu further enhancing the integration of our gathering and processing assets with our logistics and transportation assets. Grand Prix positions us to offer an integrated midstream service across the NGL value chain to our customers by linking supply to key markets.

Drilling and production activity from liquids-rich natural gas shale plays and similar crude oil resource plays

We are actively pursuing natural gas gathering and processing and NGL transportation and fractionation opportunities associated with liquids-rich natural gas from shale and other resource plays and are also actively pursuing crude gathering and natural gas gathering and processing and NGL transportation and fractionation opportunities from active crude oil resource plays. We believe that our leadership position in the Downstream Business, which includes our transportation, fractionation and export services, provides us with a competitive advantage relative to other midstream companies without these capabilities.

Organic growth and third-party acquisitions

We have a demonstrated track record of completing organic growth and third-party acquisitions. Since 2015, we have executed on approximately $8.4 billion of growth capital projects and approximately $6.0 billion in third-party acquisitions. We expect to continue to grow both organically and through third-party acquisitions.

Competitive Strengths and Strategies

We believe that we are well positioned to execute our business strategies due to the following competitive strengths:

Strategically located gathering and processing asset base

Our gathering and processing businesses are strategically located in attractive oil and gas producing basins and are well positioned within each of those basins. Activity in the shale resource plays underlying our gathering assets is driven by the economics of oil, condensate, gas and NGL production from the particular reservoirs in each play. Activity levels for most of our gathering and processing assets are driven by commodity prices, primarily crude oil prices. If drilling and production activities in these areas continue, the volumes of natural gas and crude oil available to our gathering and processing systems will likely increase.

Leading fractionation, LPG export and NGL infrastructure position

We are one of the largest fractionators of NGLs in the Gulf Coast. Our fractionation assets are primarily located in Mont Belvieu, Texas, and to a lesser extent Lake Charles, Louisiana, which are key market centers for NGLs. Our logistics operations at Mont Belvieu, the major U.S. hub of NGL infrastructure, include connections to a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, interconnection and takeaway pipelines and other transportation infrastructure. Our logistics assets, including fractionation facilities, storage wells, low ethane propane de-ethanizer, and our Galena Park Marine Terminal and related pipeline systems and interconnects, are also located near and connected to key consumers of NGL products including the petrochemical and industrial markets. Grand Prix is one of the Y-grade supply pipelines that connects the very active Permian Basin to Mont Belvieu. The location and interconnectivity of these assets are not easily replicated, and we have additional capability to expand their capacity. We have extensive experience in operating these assets and developing, permitting and constructing new midstream assets.

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather, process, treat and transport wellhead gas to meet pipeline standards; extract, transport and fractionate NGLs for sale into petrochemical, industrial, commercial and export markets; and gather crude. We believe that our ability to offer these integrated services provides us with an advantage in competing for new supplies because we can provide substantially all of the services that producers, marketers and others require for moving natural gas, NGLs and crude oil from wellhead to market on a cost-effective basis. Both Grand Prix and the GCX Pipeline further enhance our position to offer an integrated midstream service across the NGL and natural gas value chain by linking supply to key markets. Additionally, we believe that the significant investment we have made to construct and acquire assets in key strategic positions and the expertise we have in operating such assets make us well-positioned to remain a leading provider of comprehensive services in the midstream sector.

High quality and efficient assets

Our gathering and processing systems and logistics and transportation assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurement systems (essentially all electronic and electronically linked to a central data-base) and operations and maintenance management systems to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient, and reliable operation of our facilities. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $126 million per year over the last three years. We believe that our assets are well-maintained and we are focused on continuing to operate our existing assets, and operating our new assets, in a prudent, safe and cost-effective manner.

Large, diverse business mix with favorable contracts and increasing fee-based business

We maintain gas gathering and processing positions in strategic oil and gas producing areas across multiple basins and provide these and other services under attractive contract terms to a diverse mix of producers across our areas of operation. Consequently, we are not dependent on any one oil and gas basin or counterparty. Our Logistics and Transportation assets are typically located near key market hubs and near most of our NGL customers. They also serve must-run portions of the natural gas and natural gas liquids value chain, are primarily fee-based and have a diverse mix of customers.

Our contract portfolio has attractive rate and term characteristics including a significant fee-based component, especially in our Downstream Business. Our expected continued growth of the fee-based Downstream Business may result in increasing fee-based cash flow. The Permian Acquisition resulted in increased fee-based cash flow as the entities acquired have primarily fee-based gathering and processing contracts. Additionally, the long-term agreements with the investment grade energy company in the Delaware Basin for natural gas gathering and processing services and logistics and transportation services is fee-based. We also have an initiative underway to reduce our commodity price exposure across our gathering and processing business by amending contracts or entering into new contracts with primarily fee-based components and/or protections.

Financial flexibility

We have historically maintained sufficient liquidity and have funded our growth investments with a mix of equity, debt, asset sales and joint ventures over time in order to manage our leverage ratio. Disciplined management of liquidity, leverage and commodity price volatility allow us to be flexible in our long-term growth strategy and enable us to pursue strategic acquisitions and large growth projects.

Experienced and long-term focused management team

Our current executive management team possesses breadth and depth of experience working in the midstream energy business. Many members of our executive management team have been with us since the Partnership was formed in 2006, managed many of our businesses prior to acquisition by Targa, or joined shortly thereafter. Other officers and key employees have significant experience in the industry and with our assets and businesses.

Attractive cash flow characteristics

We believe that our strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. Our Gathering and Processing segment contract mix has increasing components of fee-based margin driven by: (i) fees added to percent-of-proceeds contracts for natural gas treating and compression, (ii) new/amended contracts with a combination of percent-of-proceeds and fee-based components, including fee floors, and (iii) essentially fully fee-based crude oil gathering and gas gathering and processing contracts. Contracts in our Coastal Gathering and Processing segment are primarily hybrid contracts (percent-of-liquids with a fee floor) or percent-of-liquids contracts (whereby we receive an agreed upon percentage of the actual proceeds of the NGLs). Contracts in the Downstream Business are predominately fee-based (based on volumes and contracted rates), with a large take-or-pay component. Our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

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

Our Business Operations

Our operations are reported in two segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business).

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, dehydrating, treating, conditioning, processing, and marketing natural gas and gathering crude oil. The gathering of natural gas consists of aggregating natural gas produced from various wells through varying diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through pipelines that are owned by third parties and the GCX Pipeline. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering of crude oil consists of aggregating crude oil production primarily through gathering pipeline systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays) and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 28,900 miles of natural gas pipelines and include 46 owned and operated processing plants. During 2019, we processed an average of 4,438.2 MMcf/d of natural gas and produced an average of 505.4 MBbl/d of NGLs. In addition to our natural gas gathering and processing, the Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 205 MBbl, and our Permian operations include a crude oil gathering system and two terminals with crude oil operational storage capacity of 20 MBbl. In January 2020, we closed on the sale of our crude gathering and storage business in the Permian Delaware, see “—Recent Developments—Asset Sales” above. During 2019, we gathered an aggregate average of 255.9 MBbl/d of crude oil in the Badlands and Permian.

The Gathering and Processing segment’s operations consist of Permian Midland, Permian Delaware, SouthTX, North Texas, SouthOK, WestOK, Coastal and Badlands each as described below:

Permian Midland

The Permian Midland system consists of approximately 6,600 miles of natural gas gathering pipelines and fourteen processing plants with an aggregate nameplate capacity of 2,129 MMcf/d, all located within the Permian Basin in West Texas. Ten of these plants and 4,800 miles of gathering pipelines belong to a joint venture (“WestTX”), in which we have an approximate 72.8% ownership. Pioneer, a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

In addition, we are constructing the Gateway Plant, a new 250 MMcf/d cryogenic natural gas processing plant included as part of WestTX in the Midland Basin. The Gateway Plant is expected to begin operations in the fourth quarter of 2020.

Permian Delaware

The Permian Delaware system consists of approximately 5,900 miles of natural gas gathering pipelines and eight processing plants with an aggregate capacity of 1,050 MMcf/d, all within the Delaware Basin in West Texas and Southeastern New Mexico. One additional plant, the 250 MMcf/d Peregrine Plant, is currently being constructed and expected to be completed in the second quarter of 2020.

The Permian Midland and Permian Delaware systems are interconnected and volumes may flow from one system to the other providing increased operational flexibility and redundancy.

SouthTX

The South Texas system contains approximately 900 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale. The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants. The Silver Oak I and II Plants (the “Silver Oak Plants”) are each 200 MMcf/d cryogenic plants. The Raptor Plant is a 260 MMcf/d cryogenic plant.

We participate in two joint ventures in South Texas with a subsidiary of Southcross Energy Partners LLC, which consist of our 75% share in T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and our 50% share in T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”). T2 LaSalle owns approximately 60 miles of high-pressure gathering pipeline and T2 Eagle Ford owns approximately 120 miles of high-pressure gathering pipelines. Together, these two pipelines gather and transport gas to the Silver Oak Plants. T2 Eagle Ford also owns the residue gas delivery pipelines downstream of the Silver Oak Plants. On April 1, 2019, we assumed the operatorship of T2 LaSalle and T2 Eagle Ford.

We also participate in a third joint venture in South Texas, which is with Sanchez Midstream.  We own a 50% interest in the Carnero Joint Venture (“Carnero”) and Sanchez Midstream owns the remaining 50% interest. Carnero owns and Targa operates the Silver Oak II Plant, the Raptor Plant and approximately 45 miles of high-pressure gathering pipeline located in La Salle, Dimmitt and Webb Counties, Texas which connects Sanchez Energy’s Catarina Ranch gathering system and Comanche Ranch acreage to the Raptor Plant.

North Texas

North Texas includes two interconnected gathering systems in the Fort Worth Basin, Chico and Shackelford, and includes gas from the Barnett Shale and Marble Falls plays. The systems consist of approximately 4,700 miles of pipelines gathering wellhead natural gas.

The Chico gathering system gathers natural gas for the Chico and Longhorn plants. The Chico Plant has an aggregate processing capacity of 265 MMcf/d and an integrated fractionation capacity of 15 MBbl/d. The Longhorn Plant has processing capacity of 200 MMcf/d. The Shackelford gathering system gathers wellhead natural gas largely for the Shackelford Plant, which has processing capacity of 13 MMcf/d. Natural gas gathered from the northern and eastern portions of the Shackelford gathering system is typically transported to the Chico Plant for processing.

SouthOK

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system has approximately 2,300 miles of pipelines.

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

Coastal

Our Coastal assets, located in and offshore South Louisiana, gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. Coastal consists of approximately 3,295 MMcf/d of natural gas processing capacity, 11 MBbl/d of integrated fractionation capacity, 980 miles of onshore gathering system pipelines, and 170 miles of offshore gathering system pipelines. The processing plants are comprised of five wholly-owned and operated plants, one partially owned and operated plant, and two partially owned plants which are non-operated. Toca, a partially owned, non-operated plant, was shut down in January 2019 and has been excluded from the preceding statistics. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Barracuda, Lowry and Gillis plants.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 510 miles of crude oil gathering pipelines, 120 MBbl of operational crude oil storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude oil storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also include approximately 280 miles of natural gas gathering pipelines and the Little Missouri I-III natural gas processing plants, which have a gross processing capacity of approximately 90 MMcf/d. Additionally, Targa operates the 200 MMcf/d Little Missouri 4 plant (“LM4 Plant”), in which Targa Badlands and Hess Midstream Partners LP each own a 50% interest, which was completed in the third quarter of 2019.

In April 2019, we closed on the sale of a 45% interest in Targa Badlands to Blackstone. Targa continues to be the operator of Badlands and holds majority governance rights.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2019:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Gross Processing Capacity (MMcf/d) (2)	Gross Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	Gross NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	80.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	200.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	200.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	200.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	200.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	200.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	250.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	250.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Tarzan	Cryo	Operated	100.0	Martin County, TX	10.0
High Plains	Cryo	Operated	100.0	Midland County, TX	200.0
				Area Total	2,129.0	1,489.1	209.1
Permian Delaware
Sand Hills	Cryo	Operated	100.0	Crane County, TX	165.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	250.0
Saunders (7)	Cryo	Operated	100.0	Lea County, NM	60.0
Eunice (7)	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (7) (16)	Cryo	Operated	100.0	Lea County, NM	85.0
				Area Total	1,050.0	599.7	78.6
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	50.0	Bee County, TX	200.0
Raptor	Cryo	Operated	50.0	La Salle County, TX	260.0
				Area Total	660.0	321.2	41.6
North Texas
Chico (8)	Cryo	Operated	100.0	Wise County, TX	265.0
Shackelford	Cryo	Operated	100.0	Shackelford County, TX	13.0
Longhorn	Cryo	Operated	100.0	Wise County, TX	200.0
				Area Total	478.0	226.9	26.8
SouthOK (9)
Coalgate	Cryo	Operated	60.0	Coal County, OK	80.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	710.0	606.1	67.1
WestOK (9)
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
Chaney Dell (10)	RA	Operated	100.0	Major County, OK	30.0
Chester (10)	Cryo	Operated	100.0	Woodward County, OK	28.0
				Area Total	458.0	330.2	21.6
Coastal (11)
Gillis (12)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Acadia (10)	Cryo	Operated	100.0	Acadia Parish, LA	80.0
Big Lake (13)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Barracuda	Cryo	Operated	100.0	Cameron Parish, LA	190.0
Lowry (14)	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Terrebone (15)	RA	Non-operated	8.4	Terrebonne Parish, LA	950.0
Toca (17)	Cryo/RA	Non-operated	12.6	St. Bernard Parish, LA	1,150.0
Sea Robin	Cryo	Non-operated	0.9	Vermillion Parish, LA	700.0
				Area Total	4,445.0	748.3	46.8
Badlands
Little Missouri I-III (18)	Cryo/RA	Operated	55.0	McKenzie County, ND	90.0
Little Missouri IV	RA	Operated	27.5	McKenzie County, ND	200.0
				Area Total	290.0	116.7	13.8

				Segment System Total	10,220.0	4,438.2	505.4

(1)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
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

(5)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for plants listed above are based on the number of calendar days during 2019.
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

(10)	Plant is idle.
(11)	Coastal also includes two offshore gathering systems which have a combined length of approximately 200 miles.
(12)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(13)	Plant is available and operates subject to market conditions.
(14)	Plant restarted operation in March 2019.
(15)	Plant is anticipated to shutdown on March 31, 2020.
(16)	The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.
(17)	The Toca plant was shut down in January 2019, but has been retained in this table to include its volumes for 2019.
(18)	Little Missouri Trains I and II are refrigeration plants and Little Missouri Train III is a Cryo plant.

Logistics and Transportation Segment

Our Logistics and Transportation segment is also referred to as our Downstream Business. Our Downstream Business includes the activities and assets necessary to transport and convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Transportation segment includes Grand Prix, as well as our equity interest in GCX. The associated assets, including these pipelines, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include approximately 2,000 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Transportation segment also transports, distributes and markets NGLs via terminals and transportation assets across the U.S. We own or commercially manage terminal facilities in a number of states, including Texas, Oklahoma, Louisiana, Arizona, California, Florida, Alabama, Mississippi, Tennessee, Kentucky and New Jersey. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Additional description of the Logistics and Transportation segment assets and business activities associated with Pipelines, Fractionation, NGL Storage and Terminaling, Petroleum Logistics, NGL Distribution and Marketing, Wholesale Domestic Marketing, Refinery Services, Commercial Transportation and Natural Gas Marketing follows below.

Pipelines

Our primary pipeline assets are Grand Prix and our equity interest in GCX.

Grand Prix connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix transports NGLs from the Permian Basin on a 24-inch diameter pipeline with a capacity of 300 MMBbl/d, expandable to 550 MMBbl/d, and from North Texas and Southern Oklahoma via pipeline of varying capacity, which both connect to a 30-inch diameter segment into Mont Belvieu. The final segment has a 450 MMBbl/d capacity, which is expandable to 950 MMBbl/d. We own a 56% interest in the Permian and Mont Belvieu segments of Grand Prix through the Grand Prix Joint Venture. Volumes flowing on the pipeline from the Permian Basin to Mont Belvieu accrue to the Grand Prix Joint Venture, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

GCX Pipeline transports natural gas from the Waha hub in West Texas to Agua Dulce in South Texas and has a capacity of 1.98 Bcf/d. GCX DevCo JV, of which we own a 20% interest, owns a 25% interest in GCX Pipeline, which is operated by KMTP.

Additionally, through our 50% ownership interest in Cayenne Pipeline, LLC, we operate the Cayenne pipeline, which transports mixed NGLs from VESCO in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana.

Fractionation

After being extracted in the field, mixed NGLs are typically transported to a centralized facility for fractionation where the mixed NGLs are separated into discrete NGL products: ethane, ethane-propane mix, propane, normal butane, iso-butane and natural gasoline.

Contracts for our NGL fractionation services are fee-based arrangements. These fees are subject to adjustment for changes in certain fractionation expenses, including energy costs. The operating results of our NGL fractionation business are dependent upon the volume of mixed NGLs fractionated, the level of fractionation fees charged and product gains/losses from fractionation.

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

Our fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two of which we operate at Mont Belvieu, Texas and at Lake Charles, Louisiana. We have an equity investment in the third fractionation facility, Gulf Coast Fractionators LP (“GCF”), also located at Mont Belvieu. In addition to the three stand-alone facilities included in the Logistics and Transportation segment, we also own fractionation assets at Chico, Monument and Gillis included in our Gathering and Processing segment.

Five of the six existing fractionation trains at the Mont Belvieu facility representing a gross capacity of 493.0 MBbl/d are part of our 88%-owned Cedar Bayou Fractionators. A 100 MBbl/d fractionation train, Train 6, began operations in the second quarter of 2019. Train 6 JV, a joint venture between Targa and Stonepeak, owns 100% interest in the fractionation train. Certain fractionation-related infrastructure for Train 6, such as storage caverns and brine handling, were funded and are owned 100% by Targa.

Two additional fractionation trains, which are currently under construction at the Mont Belvieu facility, are not part of CBF or the Train 6 JV. The additional fractionation trains are being fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. The additional fractionation trains are: (1) the 110 MBbl/d Train 7, a joint venture with Williams, which is expected to begin operations by the end of the first quarter 2020 and (2) the 110 MBbl/d Train 8, which is expected to begin operations by the end of the third quarter 2020.

We also have a natural gasoline hydrotreater at Mont Belvieu, Texas that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards. The facility has a capacity of 35 MBbl/d and is supported by long-term fee-based contracts that have certain guaranteed volume commitments and/or provisions for deficiency payments.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	% Owned	Gross Capacity (MBbl/d) (1)	Gross Throughput 2019 (MBbl/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA) (2)	100.0	55.0	4.6
Train 6 Fractionator (Mont Belvieu, TX) (3)	20.0	100.0	73.5
Cedar Bayou Fractionators (Mont Belvieu, TX) (4)	88.0	493.0	430.8
Targa LSNG Hydrotreater (Mont Belvieu, TX)	100.0	35.0	35.8
Non-operated Facilities:
Gulf Coast Fractionator (Mont Belvieu, TX)	38.8	125.0	125.4

________________

(1)	Actual fractionation capacities may vary due to the Y-grade composition of the gas being processed and does not contemplate ethane rejection.
(2)	Lake Charles Fractionator runs in a mode of ethane/propane splitting for a local petrochemical customer and is configured to handle raw product.
(3)	Train 6 began operations in the second quarter of 2019.
(4)	Gross capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional back-end butane/gasoline fractionation capacity.

NGL Storage and Terminaling

In general, our NGL storage assets provide warehousing of mixed NGLs, NGL products and petrochemical products in underground wells, which allows for the injection and withdrawal of such products at various times in order to meet supply and demand cycles. Similarly, our terminaling operations provide the inbound/outbound logistics and warehousing of mixed NGLs, NGL products and petrochemical products in above-ground storage tanks. Our NGL underground storage and terminaling facilities serve single markets, such as propane, as well as multiple products and markets. For example, the Mont Belvieu and Galena Park facilities have extensive pipeline connections for mixed NGL supply and delivery of component NGLs, including Grand Prix. In addition, some of our facilities are connected to marine, rail and truck loading and unloading facilities that provide services and products to our customers. We provide long and short-term storage and terminaling services and throughput capability to third-party customers for a fee.

Across the Logistics and Transportation segment, we own 34 storage wells at our facilities with a gross NGL storage capacity of approximately 72 MMBbl, and operate 6 non-owned wells, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale domestic terminals that focus on logistics to service the heating market customer base. Our international export assets include our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas, which have the capability to load propane, butane and international grade low ethane propane. The facilities currently have the capacity to export approximately 10 MMBbl per month of propane and/or butane. We have the capability to load VLGC vessels, alongside small and medium sized export vessels. We continue to experience demand growth for U.S.-based NGLs (both propane and butane) for export into international markets and are in the process of enhancing our loading capabilities.

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2019 (MMgal)	Number of Operational Wells		Gross Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	5,162.8	N/A		0.8
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	21,860.0	22	(2)	50.8
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	1,623.0	12	(3)	20.9
Patriot	100	Harris County, TX	Dock and land for expansion (Not in service)	N/A	N/A		N/A

________________

(1)	Volumes reflect total import and export across the dock/terminal and may include volumes that have also been handled at the Mont Belvieu Terminal.
(2)

Excludes six non-owned wells which we operate on behalf of Chevron Phillips Chemical Company LLC and one additional non-owned well that is being prepared for operations. One additional well has been drilled and is being prepared for operations. One additional well is permitted.

(3)	Five of 12 owned wells leased to Citgo Petroleum Corporation under long-term leases.

Petroleum Logistics

Our Petroleum Logistics business owns and operates a storage and terminaling facility in Channelview, Texas, including a 35,000 Bbl/d nameplate capacity crude oil and condensate splitter (the “Channelview Splitter”). This facility serves the refined petroleum products, crude oil, LPG, and petrochemicals markets. The Channelview storage and terminaling facility’s throughput for the year ended December 31, 2019, was 219.7 MMgal and the gross storage capacity was 0.6 MMBbl. The Channelview Splitter splits crude oil and condensate into its various components, including naphtha, distillate, gas oil, kerosene/jet fuel and liquefied petroleum gas and has segregated storage for the crude and condensate and each of the components.

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. Additionally, we also purchase product for resale in our Logistics and Transportation segment, including exports. During the year ended December 31, 2019, our distribution and marketing services business sold an average of 651.0 MBbl/d of NGLs.

We generally purchase mixed NGLs at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these component products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical settlement business in which we earn margins from purchasing and selling NGL products from customers under contract. We also earn margins by purchasing and reselling NGL products in the spot and forward physical markets. To effectively serve our distribution and marketing customers, we contract for and use many of the assets included in our Logistics and Transportation segment.

Wholesale Domestic Marketing

Our wholesale domestic propane marketing operations primarily sell propane and related logistics services to major multi-state retailers, independent retailers and other end-users. Our propane supply primarily originates from both our refinery/gas supply contracts and our other owned or managed logistics and transportation assets. We sell propane at a fixed posted price or at a market index basis at the time of delivery and in some circumstances, we earn margin on a netback basis.

The wholesale domestic propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price and volume of propane sold in the markets we serve.

Refinery Services

In our refinery services business, we typically provide NGL balancing services through contractual arrangements with refiners to purchase and/or market propane and to supply butanes. We use our commercial transportation assets (discussed below) and contract for and use the storage, transportation and distribution assets included in our Logistics and Transportation segment to assist refinery customers in managing their NGL product demand and production schedules. This includes both feedstocks consumed in refinery processes and the excess NGLs produced by other refining processes. Under typical netback purchase contracts, we generally retain a portion of the resale price of NGL sales or receive a fixed minimum fee per gallon on products sold. Under netback sales contracts, fees are earned for locating and supplying NGL feedstocks to the refineries based on a percentage of the cost to obtain such supply or a minimum fee per gallon.

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

Our transportation assets, as of December 31, 2019, include approximately 698 railcars that we lease and manage, approximately 138 leased and managed transport tractors and 2 company-owned pressurized NGL barges.

The following table details the Logistics and Transportation segment’s raw NGL, propane and butane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2019 (MMgal) (1)	Usable Storage Capacity (MMgal)
Calvert City Terminal	100	Marshall County, KY	Propane terminal	11.3	0.1
Greenville Terminal	100	Washington County, MS	Marine propane terminal	23.7	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	17.3	1.6
Tyler Terminal	100	Smith County, TX	Propane terminal	14.5	0.2
Abilene Transport (2)	100	Taylor County, TX	Raw NGL transport terminal	15.7	0.1
Bridgeport Transport (2)	100	Jack County, TX	Raw NGL transport terminal	116.0	0.1
Gladewater Transport (2)	100	Gregg County, TX	Raw NGL transport terminal	3.6	0.3
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	16.8	0.9
Sparta Terminal	100	Sparta County, NJ	Propane terminal	13.5	0.2
Hattiesburg Terminal (3)	50	Forrest County, MS	Propane terminal	352.8	179.8
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	12.2	0.3
Jacksonville Transload (4)	100	Duval County, FL	Butane transload	1.6	—
Fort Lauderdale Transload (4)	100	Broward County, FL	Butane transload	1.8	—
Eagle Lake Transload (4)	100	Polk County, FL	Butane/propane transload	4.6	—

________________

(1)	Throughputs include volumes related to exchange agreements and third-party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)	Throughput volume reflects 100% of the facility capacity.
(4)	Rail-to-truck transload equipment.

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

Operational Risks and Insurance

We are subject to all risks inherent in the midstream natural gas, NGLs and crude oil businesses. These risks include, but are not limited to, explosions, fires, mechanical failure, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights of way. These risks could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or environmental pollution, as well as curtailment or suspension of operations at the affected facility. Targa maintains, on behalf of us and our subsidiaries, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles that we consider reasonable and not excessive given the current insurance market environment.

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

Competition

We face strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, treating capabilities (as applicable), reliability and access to end-use markets or liquid marketing hubs. Competitors to our gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. Our major competitors for natural gas supplies in our current operating regions include DCP, Enable Midstream Partners, L.P., Energy Transfer Equity, L.P. (“Energy Transfer”), Enlink Midstream Partners LP, Enterprise Products Partners L.P. (“Enterprise”), Kinder Morgan, Inc. (“Kinder Morgan”), MPLX,  ONEOK, Inc. (“ONEOK”), WTG Gas Processing, L.P. and several other pipeline companies. Our competitors for crude oil gathering services in North Dakota include Crestwood Equity Partners LP, Kinder Morgan, MPLX and Summit Midstream Partners, LLC. Our competitors may have greater financial resources than we possess.

We also compete for NGL supplies for Grand Prix. Competition for NGL supplies is primarily based on the location of gathering and processing facilities and their connectivity to NGL pipeline takeaway options, access to end-use markets or liquid marketing hubs, pricing and contractual arrangements, reputation, efficiency, flexibility, and reliability. Competitors to our NGL pipeline include other midstream providers with NGL transportation capabilities, such as major interstate and intrastate pipeline companies, master limited partnerships and midstream natural gas and NGL companies. Our major competitors for NGL supplies in our current operating regions include DCP, Energy Transfer, Enterprise and ONEOK.

Additionally, we face competition for mixed NGLs supplies at our fractionation facilities. Our competitors include large oil, natural gas and petrochemical companies. The fractionators in which we own an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located at Mont Belvieu, Texas. Among the primary competitors are Enterprise, LoneStar NGL LLC (“LoneStar”) and ONEOK. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The Mont Belvieu fractionators also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. Our other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. Our customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using our services. Our primary competitors in providing export services to our customers are Enterprise, LoneStar  and Phillips 66.

We also compete for NGL products to market through our Logistics and Transportation segment. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, including BP p.l.c., DCP, Energy Transfer, Enterprise and ONEOK.

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

Interstate Liquids

Targa NGL Pipeline Company LLC (“Targa NGL”) has interstate NGL pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). More specifically, Targa NGL owns an eight-inch diameter pipeline, a 20-inch diameter pipeline, and a 12-inch diameter pipeline that run between Mont Belvieu, Texas, and Galena Park, Texas. Each of these pipelines is regulated under the ICA and is part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign import and export customers.

Additionally, in 2019, Targa NGL began operating portions of Grand Prix that transports NGLs from Oklahoma to Mont Belvieu, Texas. On July 27, 2018, Targa NGL submitted a petition for declaratory order to FERC on a proposed rate structure and terms of service for such portions of Grand Prix. The Commission granted Targa NGL’s petition for declaratory order subject to certain conditions on March 11, 2019. Targa NGL requested rehearing on April 10, 2019, which is pending at FERC.

Additionally, Grand Prix entered full service during the third quarter of 2019, providing transportation for mixed NGLs from the Permian Basin, including points in New Mexico, to Mont Belvieu, Texas.

The ICA requires that we maintain tariffs on file with FERC for each of these pipelines described above. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory.

Targa NGL also owns a twenty-inch diameter pipeline that runs between Mont Belvieu, Texas, and Galena Park, Texas and a twelve-inch diameter pipeline that runs between Mont Belvieu, Texas and Lake Charles, Louisiana, each of which transport NGLs and that have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. Additionally, the crude oil pipeline system that is part of the Badlands assets also qualifies for such a waiver.

All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one more of these pipelines no longer qualified for waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s) and delivery point(s), provide a cost justification for the transportation charge, and provide service to all potential shippers without undue discrimination.

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

We have an ownership interest of 50% of the capacity in a 50-mile long intrastate natural gas transmission pipeline, which extends from the tailgate of three natural gas processing plants located near Pettus, Texas to interconnections with existing intrastate and interstate natural gas pipelines near Refugio, Texas. The capacity is held by our subsidiary, TPL SouthTex Transmission Company LP (“TPL SouthTex Transmission”), which is entitled to transport natural gas through its capacity on behalf of third parties to both intrastate and interstate markets. Because the jointly owned pipeline system was initially interconnected only with intrastate markets, each of the capacity holders qualified as an “intrastate pipeline” within the meaning of the Natural Gas Policy Act of 1978 (“NGPA”) and therefore is able to provide transportation of natural gas to interstate markets under Section 311 of the NGPA. Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA. Transportation of natural gas under authority of Section 311 must be filed with FERC and must be shown to be “fair and equitable.” TPL SouthTex Transmission has a Statement of Operating Conditions on file with FERC. TPL SouthTex Transmission has existing rates applicable to NGPA Section 311 service. The GCX Pipeline, which went into service in late third quarter 2019, transports natural gas from the Permian and Midland Basin to markets on the Texas Gulf Coast. GCX is subject to regulation by the RRC and under Section 311 of the NGPA and, on October 25, 2019, petitioned for rate approval, requesting an effective date of September 25, 2019.

We also operate natural gas pipelines that extend from the tailgate of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Although these “plant tailgate” pipelines may operate at transmission pressure levels and may transport “pipeline quality” natural gas, we believe they are generally exempt from FERC’s jurisdiction under the Natural Gas Act under FERC’s “stub” line exemption. However, Targa Midland Gas Pipeline LLC (“Targa Midland”) operates our Tarzan plant residue gas pipeline, which provides NGPA Section 311 service and falls outside of the “stub” line exemption. Targa Midland maintains a Statement of Operating Conditions on file with FERC.

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

Intrastate Liquids

Our intrastate NGL pipelines in Texas transport mixed and purity NGL streams between Targa’s Mont Belvieu and Galena Park, Texas facilities. Grand Prix went into service during the third quarter of 2019, and provides transportation of mixed NGLs from the Permian Basin to Mont Belvieu, Texas. Further, we operate crude gathering pipelines in the Permian Basin. With respect to intrastate movements, these pipelines are not subject to FERC regulation, but are subject to rate regulation by the RRC. They are also subject to U.S. Department of Transportation (“DOT”) safety regulations.

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionator to and from Targa-owned storage, to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne Pipeline, LLC, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR, but are subject to DOT safety regulations.  On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne Pipeline, LLC and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No. R-33390.

Other Federal Laws and Regulations Affecting Our Industry

EP Act of 2005

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to approximately $1.29 million per violation per day, adjusted annually for inflation, for violations of the NGA and approximately $1.29 million per violation per day, adjusted annually for inflation, for violations of the NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

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

Environmental and Occupational Health and Safety Matters

Our business operations are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed at the federal, regional, state, tribal and local levels. The activities that we conduct in connection with (i) gathering, compressing, treating, processing, transporting and selling natural gas; (ii) storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters; (iii) gathering, storing, terminaling and selling crude oil; and (iv) storing, terminaling and selling refined petroleum products are subject to or may become subject to stringent environmental regulation. We have implemented programs and policies designed to monitor and pursue operation of our pipelines, plants and other facilities in a manner consistent with existing environmental and occupational health and safety laws and regulations, and have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with these laws and regulations.  Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

•

the Clean Air Act ("CAA"), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas ("GHG") emissions;

•

the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;

•	the Resource Conservation and Recovery Act ("RCRA"), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
•

the Oil Pollution Act of 1990, which subjects owners and operators of onshore facilities, pipelines and other facilities, as well as lessees or permittees of areas in which offshore facilities are located, that are the site of an oil spill in waters of the United States, to liability for removal costs and damages;

•

the Safe Drinking Water Act, which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;

•

the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;

•

the National Environmental Policy Act (NEPA), which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and

•

the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

These environmental and occupational health and safety laws and regulations generally restrict the level of substances generated as a result of our operations that may be emitted to ambient air, discharged to surface water, and disposed or released to surface and below-ground soils and ground water. Additionally, there exist tribal, state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities.  Any failure by us to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Certain environmental laws also provide for citizen suits, which allow environmental organizations to act in place of the government and sue operators for alleged violations of environmental law.  The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.

We own, lease, or operate numerous properties that have been used for crude oil and natural gas midstream services for many years.  Additionally, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control.  Under environmental laws such as CERCLA and RCRA, we could incur strict joint and several liability for remediating hydrocarbons, hazardous substances or wastes disposed of or released by us or prior owners or operators. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach.  For more information on environmental and occupational health and safety matters, see the following Risk Factors under Part I, Item 1A of this Form 10-K: “Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities,” “We could incur significant costs in complying with stringent occupational safety and health requirements,” “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets,” and “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.”

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline design, maximum operating pressures, pipeline patrols and leak surveys, public awareness, operation and maintenance procedures, operator qualification, minimum depth requirements and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”) along pipelines and take additional safety measures to protect people and property in these areas.  The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission pipelines, may include Class 3 and Class 4 areas) whereas HCAs for crude oil, NGL and condensate pipelines is based on high-population areas, certain drinking water sources and unusually sensitive ecological areas. An MCA is attributable to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, though it does not meet the definition of a natural gas pipeline HCA.  Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines.  Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations.  See Risk Factors “We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs” and “Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation” under Item 1A of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

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

Employees

We do not have any employees. To carry out our operations, Targa employs approximately 2,680 people who primarily support our operations. None of those employees are covered by collective bargaining agreements. Targa considers its employee relations to be good.

Financial Information by Reportable Segment

See “Segment Information” included under Note 25 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–By Reportable Segment” for a discussion of our financial results by segment.

Available Information

We make certain filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through our website, http://www.targaresources.com, as soon as reasonably practicable after they are filed with the SEC. Our press releases and recent analyst presentations are also available on our website. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated herein by reference.

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

We have a substantial amount of indebtedness. As of December 31, 2019, we had $6,973.6 million outstanding of our senior unsecured notes and $54.6 million of outstanding senior notes of TPL, excluding $0.3 million of unamortized net discounts and premiums. We also had $370.0 million outstanding under our Securitization Facility. In addition, we had $88.2 million of letters of credit outstanding and $2,111.8 million of additional borrowing capacity available under the TRP Revolver. Our $2.2 billion TRP Revolver allows us to request increases in commitments up to an additional $500 million. For the years ended December 31, 2019, 2018 and 2017, our consolidated interest expense, net was $320.8 million, $170.0 million and $217.8 million.

In November 2019, we issued $1.0 billion of 5½% Senior Notes due March 2030, resulting in total net proceeds of approximately $990.8 million. The net proceeds from the issuance were used to repay borrowings under our credit facilities and for general partnership purposes.

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
•

our debt level may influence how counterparties view our creditworthiness, which could limit our ability to enter into commercial transactions at favorable rates or require us to post additional collateral in commercial transactions;

•	our debt level will make us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•	our debt level may limit flexibility in planning for, or responding to, changing business and economic conditions.

Our long-term unsecured debt is currently rated by Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2019, Targa’s senior unsecured debt was rated “BB” by S&P. As of December 31, 2019, Targa’s senior unsecured debt was rated “Ba3” by Moody’s. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

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

We have significant exposure to increases in interest rates. As of December 31, 2019, our total indebtedness was $7,436.2 million, excluding $0.3 million of net premiums and $49.1 million of net debt issuance costs, of which $7,028.2 million was at fixed interest rates, $370.0 million was at variable interest rates and $38.0 million of finance lease liabilities. A one percentage point increase in the interest rate on our variable interest rate debt would have increased our consolidated annual interest expense by approximately $3.7 million based on our December 31, 2019 debt balances. As a result of this amount of variable interest rate debt, our results of operations could be adversely affected by increases in interest rates.

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

Our operations can be affected by the level of natural gas, NGL and crude oil prices and the relationship between these prices. The prices of crude oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. Our future cash flow may be materially adversely affected if we experience significant, prolonged price deterioration. The markets and prices for crude oil, natural gas and NGLs depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Changes in future business conditions could cause recorded long-lived assets to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of property, plant and equipment assets.

We evaluate long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. Global oil and natural gas commodity prices, particularly crude oil, have declined substantially as compared to the peak of pricing in mid-2014 and remain volatile. Decreases in commodity prices have previously had, and could continue to have, a negative impact on the demand for our services and our market capitalization.

Should energy industry conditions deteriorate, there is a possibility that long-lived assets may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of long-lived assets. For a further discussion of our asset impairments, see Note 6 — Property, Plant and Equipment and Intangible Assets of the “Consolidated Financial Statements” included in this Annual Report.

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

The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. For example, the construction of additional systems may be delayed or require greater capital investment if the commodity prices of certain supplies, such as steel pipe, increase due to imposed tariffs. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, fractionation facility or gas processing plant, the construction may occur over an extended period of time and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct pipelines or facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing pipelines or facilities in such area. To the extent we rely on estimates of future production in any decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new pipelines or facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights of way prior to constructing new pipelines. We may be unable to obtain or renew such rights of way to connect new natural gas and crude oil supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights of way or to renew existing rights of way. If the cost of renewing or obtaining new rights of way increases, our cash flows could be adversely affected.

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

Our success is dependent upon the efforts of the named executive officers of our general partner. The named executive officers of our general partner are responsible for executing our business strategies. There is substantial competition for qualified personnel in the midstream oil and gas industry. Our general partner may not be able to retain its existing named executive officers or fill new positions or vacancies created by expansion or turnover. Our general partner has not entered into employment agreements with any of its named executive officers. In addition, it does not maintain “key man” life insurance on the lives of any of its named executive officers. A loss of one or more of the named executive officers of our general partner could harm our business and prevent us from implementing our business strategies.

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

We do not own most of the land on which our pipelines, terminals and compression facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or leases or if such rights of way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Additionally, the federal Tenth Circuit Court of Appeals has held that tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights of way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights of way or obtain new rights of way without experiencing significant costs. Any loss of rights with respect to our real property, through our inability to renew rights of way contracts or leases, or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and reduce our revenue.

We may be unable to cause our majority-owned joint ventures to take or not to take certain actions unless some or all of our joint venture participants agree and certain of our joint venture partners may fail or refuse to fund their respective portions of capital projects that we believe are necessary to expand or maintain such joint venture’s business.

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

Certain of our joint venture partners may fail, refuse or elect not to fund their respective portions of capital projects that we believe are necessary to effectively expand or maintain such joint venture’s business. Such failure or election not to fund may impact the operations of the joint venture and may increase the capital that could be required from us if we were to fund such projects without the full participation of our joint venture partners. We may not achieve an acceptable rate of return for any such additional expenditures.

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

The weather in the areas in which we operate can cause disruptions and in some cases suspension of our operations and development activities. For example, unseasonably wet weather, extended periods of below freezing weather, or hurricanes may cause a loss of throughput from temporary cessation of activities or lost or damaged equipment. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Some forecasters expect that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events and could have an adverse effect on our operations. Any unusual or prolonged severe weather or increased frequency thereof, such as freezing rain, earthquakes, hurricanes, droughts, or floods in our or our oil and gas exploration and production customers’ areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Rising sea levels, subsidence and erosion could damage our pipelines and the facilities that serve our customers, particularly along the Gulf Coast and offshore, which could adversely affect our business, results of operations and financial condition.

Our operations along the Gulf Coast and offshore could be impacted by rising sea levels, subsidence and erosion. Subsidence issues are also a concern for our pipelines at major river crossings. Rising sea levels, subsidence and erosion could cause serious damage to our pipelines and other facilities, which could affect our ability to provide services or result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater or to the Gulf of Mexico, which could result in liability, remedial obligations and/or otherwise have a negative impact on continued operations. Additionally, such rising sea levels, subsidence and erosion processes could impact our oil and gas exploration and production customers who operate along the Gulf Coast, and they may be unable to utilize our services. Rising sea levels, subsidence and erosion could also expose our operations to increased risks associated with severe weather conditions and other adverse events and conditions, such as hurricanes and flooding. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure and other facilities. Such costs could adversely affect our business, financial condition, results of operations and cash flows. In addition, local governments and landowners have filed lawsuits in recent years in Louisiana against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages.

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental or natural resource damage, and may result in delay, curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent to our business. Additionally, while we are insured for pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike. As a result, we experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverage unavailable at any cost.

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

Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities.

Our operations are subject to numerous federal, tribal, state and local environmental laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including acquisition of a permit or other approval before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; requiring capital expenditures to comply with pollution control requirements, and imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and BLM, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits and approvals issued under them, which can often require difficult and costly actions. Failure to comply with these laws and regulations or any newly adopted laws or regulations may result in assessment of sanctions including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting or performance of projects, and the issuance of orders enjoining or conditioning performance of some or all of our operations in a particular area. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator or the activities conducted and from which a release emanated complied with applicable law. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise, odor, or the release of hazardous substances, hydrocarbons or wastes into the environment.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of the public health and welfare. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. Also in 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) under the Obama administration released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule and re-codifying the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule until such time as a final rule re-defining the Clean Water Act’s jurisdiction over water of the United States was made effective in replacement of the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining such jurisdiction. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective in replacement of the October 22, 2019 final rule. Under the new January 23, 2020 final rule, the EPA has narrowed the federal government’s jurisdictional permitting authority under the Clean Water Act relative to the 2015 final rule. The 2015 final rule has been the subject of legal challenges by various factions in federal district court and implementation of the 2015 rule has been enjoined in slightly over half of the states pending resolution of the various federal district court challenges. Upon the effectiveness of the January 23, 2020 rule, the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged in federal district court. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.

We could incur significant costs in complying with stringent occupational safety and health requirements.

We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the federal Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The regulations apply to any process that (1) involves a listed chemical in a quantity at or above the threshold quantity specified in the regulation for that chemical, or (2) involves certain flammable gases or flammable liquids present on site in one location in a quantity of 10,000 pounds or more. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt. Failure to comply with these laws and regulations or any newly adopted laws or regulations may result in assessment of sanctions including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

While we do not conduct hydraulic fracturing, many of our oil and gas exploration and production customers do perform such activities. Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand or alternative proppant, and chemical additives are injected under pressure into subsurface formations to stimulate the flow of certain oil and natural gas, increasing the volumes that may be recovered. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over, proposed or promulgated regulations governing, and conducted investigations relating to certain aspects of the process, including the EPA. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Additionally, certain candidates seeking the office of President of the United States in 2020 have pledged to ban hydraulic fracturing of oil and natural gas wells. Moreover, some states have adopted, and others are considering adopting, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, assess more taxes, fees or royalties on natural gas production, or otherwise limit the use of the technique. For example, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. States could elect to prohibit hydraulic fracturing or high volume hydraulic fracturing altogether, following the approach taken by states of Vermont, Maryland, and New York. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Additionally, non-governmental organizations may seek to restrict hydraulic fracturing; notwithstanding the adoption of Colorado Senate Bill 19-181 in 2019, one or more interest groups in the state have already filed new ballot initiatives with the state in January 2020, in hopes of extending drilling setbacks from oil and natural gas development. New or more stringent laws, regulations or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase or delay or increase the cost of expansion projects.

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission pipeline and Tarzan 311 residue line, which are each subject to limited FERC regulation under either the NGA or NGPA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. We also operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA, respectively, up to approximately $1.29 million (adjusted annually for inflation) per day for each violation and disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission pipeline and Tarzan 311 residue line, have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA of up to approximately $13,500 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.”

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as well as other companies handling fossil fuels, including owners of terminals, pipelines and refineries, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development of production activities.

The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation, and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. If any such climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

In 2016, President Obama signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) that extended PHMSA’s statutory mandate regarding pipeline safety until September 30, 2019 and required PHMSA to complete certain of its outstanding mandates under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). The 2011 Pipeline Safety Act had directed the promulgation of regulations relating to such matters as expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2016 Pipeline Safety Act also empowered PHMSA to address unsafe conditions or practices constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. On October 1, 2019, PHMSA published a final rule that replaced a 2016 interim rule, implementing the agency’s expanded authority relating to imminent hazards to life, property or the environment.

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

Additionally, PHMSA and one or more state regulators, including the RRC, have in recent years expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. To the extent that PHMSA and/or state regulatory agencies are successful in asserting their jurisdiction in this manner, we and other midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA PSM and EPA RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

Pursuant to the authority under the NGPSA and HLPSA, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain natural gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture could affect higher risk areas, known as HCAs and MCAs, which are areas where a release could have the most significant adverse consequences. The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission pipelines, may include Class 3 and Class 4 areas) whereas HCAs for crude oil, NGL and condensate pipelines is based on high-population areas, certain drinking water sources and unusually sensitive ecological areas. An MCA is attributable to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, though it does not meet the definition of a natural gas pipeline HCA. Among other things, these regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact an HCA or MCA;
•	maintain processes for data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

In addition, certain states, including Texas, Louisiana, Oklahoma, New Mexico, and North Dakota, where we conduct operations, have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas and hazardous liquids pipelines. We currently estimate an average annual cost of $3.8 million between 2020 and 2022 to implement pipeline integrity management program testing along certain segments of our natural gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation or preventative or mitigative actions that may be determined to be necessary as a result of the discovery of anomaly conditions during the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We plan to continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in 2016, pursuant to one of the requirements in the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated natural gas pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. However, PHMSA has since decided to split its 2016 proposed rule, which has become known as the “gas Mega Rule,” into three separate rulemakings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, becomes effective on July 1, 2020, and imposes numerous requirements on such pipelines, including maximum allowable operating pressure (“MAOP”) reconfirmation, the assessment of additional pipeline mileage outside of HCAs (including all MCAs and those Class 3 and Class 4 areas found not to be in HCAs) within 14 years of publication date and at least once every 10 years thereafter, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas mega rule are expected to be issued in 2020. Additionally, on October 1, 2019, PHMSA published a final rule for hazardous liquid transmission and gathering pipelines that becomes effective July 1, 2020 and significantly extends and expands the reach of certain PHMSA integrity management requirements, regardless of the pipeline’s proximity to an HCA (for example, integrity assessments at least once every 10 years of onshore, piggable, hazardous liquid pipeline segments located outside of HCAs, and expanded use of leak detection systems beyond HCAs to all regulated hazardous liquid pipelines other than offshore gathering and regulated rural gathering pipelines). The final rule also requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years unless the basic construction of a pipeline cannot be modified to permit that accommodation. In addition, the final rule extends annual, accident, and safety-related conditional reporting requirements to hazardous liquid gravity lines and certain gathering lines and also imposes inspection requirements on hazardous liquid pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.

Congress subsequently enacted the 2016 Pipeline Safety Act, which reauthorized PHMSA’s hazardous liquid and gas pipeline programs through September 30, 2019, and thus it is expected that Congress will issue an updated pipeline safety law in 2019 or 2020 that will reauthorize those programs through 2023. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and any new Congressional pipeline safety legislation that is expected to be introduced to reauthorize PHMSA pipeline safety programs, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

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

In January 2020, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.

We have experienced, and we anticipate that we will encounter from time to time, opposition to the operation and expansion of our pipelines and facilities from governmental officials, non-governmental environmental organizations and groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay, denial or termination of required governmental permits or approvals, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or lawsuits or other actions designed to prevent, disrupt, delay or terminate the operation or expansion of our assets and business. In addition, destructive forms of protest or opposition by activists, including acts of sabotage or eco terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that restricts, delays or prevents the expansion of our business, interrupts the revenues generated by our operations or causes us to make significant expenditures not covered by insurance could adversely affect our business, results of operations, and financial condition.

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

We are or may become subject to cybersecurity and data privacy laws, regulations, litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of confidential information, including recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Although our business does not involve large-scale processing of personal information, our business does involve collection, use, and other processing of personal information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, and/or mandated changes in our business practices.

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

A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies the “qualifying income” requirement within Section 7704(d)(1)(E) of the Internal Revenue Code. Based on our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement and will be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S.

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

The tax treatment of publicly traded partnerships or an investment in our Preferred Units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in us, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the U.S. Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.

Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such future changes could negatively impact the value of an investment in us. You are urged to consult with your own tax advisor with respect to the status of regulatory, legislative or administrative developments and proposals and their potential effect on your investment in our Preferred Units.

The tax treatment of income attributable to distributions on our Preferred Units as guaranteed payments for the use of capital is uncertain and such distributions will not be eligible for the 20% deduction.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat income attributable to distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. We anticipate accruing and making guaranteed payment distributions on a monthly basis. However, the accrual of such a guaranteed payment is not contingent upon a cash distribution, and holders of Preferred Units will recognize taxable income from such accrual even in the absence of a contemporaneous cash distribution. Otherwise, the holders of Preferred Units are generally neither anticipated to share in our items of income, gain, loss or deduction, nor be allocated any share of our nonrecourse liabilities. If the Preferred Units were treated as payments on indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

Recently issued final Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction. As a result income attributable to a guaranteed payment for use of capital recognized by holders of our Preferred Units is not eligible for the 20% deduction.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our Preferred Units that may result in adverse tax consequences to them.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. Although the issue is not free from doubt, we will treat distributions to non-U.S. holders of the Preferred Units as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) that are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. Non-U.S. holders of Preferred Units who sell or otherwise dispose of a Preferred Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that Preferred Unit. The transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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

In addition to federal income taxes, holders of Preferred Units may be subject to return filing requirements and other taxes, including state, local and non-U.S. income taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Moreover, we may also own property or do business in other states in the future that impose income or similar taxes on nonresident individuals. You may be subject to penalties for failure to comply with return filing requirements. It is your responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. You should consult with your own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 811 Louisiana Street, Suite 2100, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings.

The information required for this item is provided in Note 18 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated by reference into this item.

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

Distributions of Available Cash

General

As a result of the TRC/TRP Merger, Targa owns all of our outstanding common units. We have discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 10 – Debt Obligations and Note 13 – Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Annual Report.

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

Preferred Units

Distributions on the Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of our general partner. Distributions on the Preferred Units will be paid out of amounts legally available therefor to, but not including, November 1, 2020, at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on the Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%. For the year ended December 31, 2019, we have paid $11.3 million in distributions to the holders of our Preferred Units. See Note 13 - Partnership Units and Related Matters of the “Consolidated Financial Statements” included in this Annual Report.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2019.

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

	2019	2018	2017	2016	2015
	(In millions, except per unit amounts)
Statement of operations data:
Revenues (1)	$8,671.1	$10,484.0	$8,814.9	$6,690.9	$6,658.6
Income (loss) from operations	206.1	253.6	(109.4)	66.0	167.4
Net income (loss)	(15.6)	98.6	(250.6)	(228.7)	(59.3)
Balance sheet data (at end of period):
Total assets (2)	$18,744.5	$16,890.1	$14,359.0	$12,744.9	$13,126.8
Long-term debt (2)	7,005.2	5,197.4	4,268.0	4,177.0	5,125.7
Other:
Distributions declared per unit	(3)	(3)	(3)	(3)	$3.3000

_________________________________

(1)

Revenues for 2019 and 2018 include the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See “Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations” for a discussion of the impact of adoption of the revenue standard on our financial statements and results of operations.

(2)	Total assets and long-term debt include the impact of the adoption of ASU 2016-02, Leases (Topic 842). See Note 12 – Leases.
(3)	Distributions declared per unit are no longer relevant after the TRC/TRP Merger.

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

We are engaged primarily in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	transporting, storing, fractionating, treating, and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and selling crude oil.

Factors That Significantly Affect Our Results

Our results of operations are impacted by a number of factors, including the volumes that move through our gathering, processing and logistics assets, contract terms, changes in commodity prices, the impact of hedging activities and the cost to operate and support assets.

Commodity Prices

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2019
4th Quarter	$2.50	$0.49	$56.96
3rd Quarter	2.23	0.42	56.45
2nd Quarter	2.64	0.50	59.83
1st Quarter	3.16	0.60	54.90
2019 Average	2.63	0.51	57.03

2018
4th Quarter	$3.66	$0.69	$58.83
3rd Quarter	2.91	0.88	69.50
2nd Quarter	2.80	0.75	67.90
1st Quarter	2.99	0.71	62.89
2018 Average	3.09	0.76	64.78

2017
4th Quarter	$2.93	$0.74	$55.39
3rd Quarter	2.99	0.63	48.19
2nd Quarter	3.19	0.55	48.29
1st Quarter	3.31	0.61	51.86
2017 Average	3.11	0.63	50.93

________________

(1)	Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)	“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2019: 38% ethane, 34% propane, 12% normal butane, 5% isobutane and 11% natural gasoline

2018: 38% ethane, 34% propane, 12% normal butane, 5% isobutane and 11% natural gasoline

2017: 38% ethane, 34% propane, 13% normal butane, 5% isobutane and 10% natural gasoline

(3)	Crude oil prices are based on average quarterly prices of West Texas Intermediate crude oil as measured on the NYMEX.

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

Contract Terms, Contract Mix and the Impact of Commodity Prices

With the potential for volatility of commodity prices, the contract mix of our Gathering and Processing segment (other than fee-based contracts in certain gathering and processing business units and gathering and processing services), can have a significant impact on our profitability, especially those percent-of-proceeds contracts that create direct exposure to changes in energy prices by paying us for gathering and processing services with a portion of proceeds from the commodities handled (“equity volumes”).

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

The contract terms and contract mix of our Downstream Business can also have a significant impact on our results of operations. Transportation and fractionation services are supported by fee-based contracts whose rates and terms are driven by NGL supply and transportation and fractionation capacity. Export services are supported by fee-based contracts whose rates and terms are driven by global LPG supply and demand fundamentals. The Logistics and Transportation segment includes primarily fee-based contracts.

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

Demand for Our Services

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related activity levels from our customers. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Producers generally focus their drilling activity on certain basins depending on commodity price fundamentals. As a result, our asset systems are predominately located in some of the most economic basins in the United States. Accordingly, increased producer activity will drive demand for our midstream services and may result in incremental growth capital expenditures. Demand for our transportation, fractionation and other fee-based services is largely correlated with producer activity levels. Demand for our international export, storage and terminaling services has remained relatively constant during recent commodity price volatility, as demand for these services is based on a number of domestic and international factors.

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

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices, and where the spread between NGL prices and natural gas prices widens primarily as a result of our percent-of-proceeds contracts. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate. Pricing and supply are beyond our control and have been volatile. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. Due to the volatility in commodity prices, we are uncertain of what pricing and market demand for oil, condensate, NGLs and natural gas will be throughout 2020, and as a result demand for the services that we provide may decrease. Across our operations, and particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

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

Our profitability is also impacted by fee-based contracts. Our growing fee-related capital expenditures for pipelines and gathering and processing assets underpinned by fee-based margin, expansion of our downstream facilities, continued focus on adding fee-based margin to our existing and future gathering and processing contracts, as well as third-party acquisitions of businesses and assets, will continue to increase the number of our contracts that are fee-based. Fixed fees for services such as gathering and processing, transportation, fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities. Nevertheless, a change in unit fees due to market dynamics such as available commodity throughput does affect profitability.

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

As part of monitoring the efficiency of our operations, we measure the difference between the volume of natural gas received at the wellhead or central delivery points on our gathering systems and the volume received at the inlet of our processing plants as an indicator of fuel consumption and line loss. We also track the difference between the volume of natural gas received at the inlet of the processing plant and the NGLs and residue gas produced at the outlet of such plant to monitor the fuel consumption and recoveries of our facilities. Similar tracking is performed for our crude oil gathering and logistics assets and our NGL pipelines. These volume, recovery and fuel consumption measurements are an important part of our operational efficiency analysis and safety programs.

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

Gathering and Processing segment gross margin consists primarily of:

•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer payments, other natural gas and crude oil purchases, and our equity volumes hedge settlements; and
•	service fees related to natural gas and crude oil gathering, treating and processing.

Logistics and Transportation segment gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, third-party transportation costs and the net inventory change.

The gross margin impacts of mark-to-market hedge unrealized changes in fair value are reported in Other.

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

	2019	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) to Operating Margin and Gross Margin
Net income (loss)	$(15.6)	$98.6	$(250.6)
Depreciation and amortization expense	971.7	815.9	809.5
General and administrative expense	267.5	240.8	190.5
Impairment of property, plant and equipment	243.2	—	378.0
Impairment of goodwill	—	210.0	—
Interest (income) expense, net	320.8	170.0	217.8
Equity (earnings) loss	(39.0)	(7.3)	17.0
Income tax expense (benefit)	(0.9)	(0.1)	(7.4)
(Gain) loss on sale or disposition of business and assets	71.1	(0.1)	15.9
(Gain) loss from sale of equity-method investment	(69.3)	—	—
(Gain) loss from financing activities	1.4	1.3	10.9
Change in contingent considerations	8.7	(8.8)	(99.6)
Other, net	0.2	3.5	4.0
Operating margin	1,759.8	1,523.8	1,286.0
Operating expenses	792.8	722.0	622.8
Gross margin	$2,552.6	$2,245.8	$1,908.8

	2019	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$(254.7)	$51.0	$(289.5)
Interest (income) expense, net (1)	320.8	170.0	217.8
Income tax expense (benefit)	(0.9)	(0.1)	(7.4)
Depreciation and amortization expense	971.7	815.9	809.5
Impairment of property, plant and equipment	243.2	—	378.0
Impairment of goodwill	—	210.0	—
(Gain) loss on sale or disposition of business and assets	71.1	(0.1)	15.9
(Gain) loss from sale of equity-method investment	(69.3)	—	—
(Gain) loss from financing activities (2)	1.4	1.3	10.9
Equity (earnings) loss	(39.0)	(7.3)	17.0
Distributions from unconsolidated affiliates and preferred partner interests, net	61.2	31.5	18.0
Change in contingent considerations	8.7	(8.8)	(99.6)
Transaction costs related to business acquisitions	—	—	5.6
Risk management activities	112.8	8.5	10.0
Noncontrolling interests adjustments (3)	(38.5)	(21.1)	(18.6)
TRP Adjusted EBITDA (4)	$1,388.5	$1,250.8	$1,067.6

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.

(2)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
(3)	Noncontrolling interest portion of depreciation and amortization expense.
(4)

Beginning in the second quarter of 2019, we revised our reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA to exclude the Splitter Agreement adjustment previously included in the comparative periods presented herein. For all comparative periods presented, our Adjusted EBITDA measure previously included the Splitter Agreement adjustment, which represented the recognition of the annual cash payment received under the condensate splitter agreement ratably over four quarters. The effect of these revisions reduced TRP’s Adjusted EBITDA by $75.2 million and $43.0 million for 2018 and 2017.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(In millions)
Revenues:
Sales of commodities	$7,393.8	$9,278.7	$7,751.1	$(1,884.9)	(20%)	$1,527.6	20%
Fees from midstream services	1,277.3	1,205.3	1,063.8	72.0	6%	141.5	13%
Total revenues	8,671.1	10,484.0	8,814.9	(1,812.9)	(17%)	1,669.1	19%
Product purchases	6,118.5	8,238.2	6,906.1	(2,119.7)	(26%)	1,332.1	19%
Gross margin (1)	2,552.6	2,245.8	1,908.8	306.8	14%	337.0	18%
Operating expenses	792.8	722.0	622.8	70.8	10%	99.2	16%
Operating margin (1)	1,759.8	1,523.8	1,286.0	236.0	15%	237.8	18%
Depreciation and amortization expense	971.7	815.9	809.5	155.8	19%	6.4	1%
General and administrative expense	267.5	240.8	190.5	26.7	11%	50.3	26%
Impairment of property, plant and equipment	243.2	—	378.0	243.2	—	(378.0)	(100%)
Impairment of goodwill	—	210.0	—	(210.0)	(100%)	210.0	—
Other operating (income) expense	71.3	3.5	17.4	67.8	NM	(13.9)	(80%)
Income (loss) from operations	206.1	253.6	(109.4)	(47.5)	(19%)	363.0	NM
Interest expense, net	(320.8)	(170.0)	(217.8)	(150.8)	(89%)	47.8	22%
Equity earnings (loss)	39.0	7.3	(17.0)	31.7	NM	24.3	143%
Gain (loss) from financing activities	(1.4)	(1.3)	(10.9)	(0.1)	(8%)	9.6	88%
Gain (loss) from sale of equity-method investment	69.3	—	—	69.3	—	—	—
Change in contingent considerations	(8.7)	8.8	99.6	(17.5)	(199%)	(90.8)	(91%)
Other income (expense), net	—	0.1	(2.5)	(0.1)	(100%)	2.6	104%
Income tax (expense) benefit	0.9	0.1	7.4	0.8	NM	(7.3)	(99%)
Net income (loss)	(15.6)	98.6	(250.6)	(114.2)	(116%)	349.2	139%
Less: Net income (loss) attributable to noncontrolling interests	239.1	47.6	38.9	191.5	NM	8.7	22%
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$51.0	$(289.5)	$(305.7)	NM	$340.5	118%
Financial data:
Adjusted EBITDA (1)	$1,388.5	$1,250.8	$1,067.6	$137.7	11%	$183.2	17%
Growth capital expenditures (2)	2,566.8	3,192.7	1,405.7	(625.9)	(20%)	1,787.0	127%
Maintenance capital expenditures (3)	141.7	135.0	100.8	6.7	5%	34.2	34%
Business acquisition (4)	—	—	987.1	—	—	(987.1)	(100%)

________________

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

(2)

Growth capital expenditures, net of contributions from noncontrolling interests, were $2,201.7 million, $2,612.8 million and $1,342.4 million for the years ended December 31, 2019, 2018 and 2017. Net contributions to investments in unconsolidated affiliates were $80.0 million, $113.4 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017.

(3)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $134.9 million, $127.9 million and $99.1 million for the years ended December 31, 2019, 2018 and 2017.
(4)	Includes the $416.3 million acquisition date fair value of the potential earn-out payments. The final earn-out payment of $317.1 million was made in May 2019.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2019 Compared to 2018

The decrease in commodity sales reflects lower NGL and natural gas prices ($3,296.9 million) and lower petroleum products volumes due to the sale of certain Petroleum Logistics terminals in the fourth quarter of 2018 ($63.8 million), partially offset by higher NGL, crude marketing, natural gas, and condensate volumes ($1,433.4 million) and the favorable impact of hedges ($68.0 million). Fees from midstream services increased primarily due to higher export and crude gathering fees.

The decrease in product purchases reflects lower NGL and natural gas prices, partially offset by increases in volumes.

Higher operating margin and gross margin in 2019 reflect increased segment results for both Gathering and Processing and Logistics and Transportation. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased primarily due to higher depreciation related to major growth projects placed in service, including additional processing plants and associated infrastructure in the Permian Basin and Grand Prix.

General and administrative expense increased primarily due to higher compensation and benefits costs and higher information technology costs resulting from increased staffing levels, and higher insurance costs.

Our impairment of property, plant and equipment in 2019 included a partial impairment of gas processing facilities and gathering systems associated with the North Texas and Coastal operations in our Gathering and Processing segment, and an asset write-down associated with certain treating units within the same segment. The impairment resulted from the continuing decline in natural gas production across the Barnett Shale in North Texas and Gulf of Mexico due to the sustained low commodity price environment. We did not recognize any impairments of property, plant and equipment in 2018.

We did not record any goodwill impairment charges for the year ended December 31, 2019, as the fair values of all reporting units exceeded their accounting carrying values. We recognized impairments of goodwill totaling $210.0 million during 2018 related to the remaining goodwill associated with the acquisition of Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively the “Atlas mergers”).

Other operating (income) expense in 2019 consisted primarily of a loss associated with the sale of our crude gathering and storage business in Permian Delaware. The 2018 expense consisted primarily of the loss on sale of certain Petroleum Logistics terminals and the loss on disposal of the benzene saturation component of our LSNG hydrotreater, partially offset by the gain on sale of our inland marine barge business and the gain on an exchange of a portion of our Versado gathering system.

Higher interest expense, net, in 2019 was primarily due to higher average borrowings, partially offset by higher capitalized interest related to our major growth investments. During 2018, we recognized non-cash interest income resulting from a decrease in the estimated redemption value of the mandatorily redeemable interests, primarily attributable to the February 2018 amendments to such arrangements.

Equity earnings increased in 2019 primarily due to earnings from GCX and Little Missouri 4, resulting from the commencement of operations of GCX Pipeline and LM4 Plant in the third quarter.

During 2019, we closed on the sale of an equity-method investment that resulted in a gain of $69.3 million.

In 2019, we recorded expense of $8.7 million resulting from an increase in the value of the Permian Acquisition contingent consideration liability. The increase was primarily attributable to the elimination of discounting and an increase in actual gross margin through the end of the earn-out period. The earn-out period ended and resulted in a final payment in May 2019. During 2018 we recorded income of $8.8 million resulting from the decrease in fair value of the contingent consideration. The decrease was primarily attributable to lower forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period.

Net income attributable to noncontrolling interests was higher in 2019 due to the sale of ownership interests in Targa Badlands and increased earnings allocated to interests holders in Grand Prix, GCX, and Train 6.

2018 Compared to 2017

The increase in commodity sales reflects increased NGL, natural gas, petroleum and condensate volumes ($1,606.0 million) and higher NGL and condensate prices ($742.2 million), partially offset by lower natural gas prices ($465.7 million) and the impact of hedges ($22.4 million). Fees from midstream services increased primarily due to higher gas processing and crude gathering fees.

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

The higher operating margin and gross margin in 2018 reflect increased segment results for both Gathering and Processing and Logistics and Transportation. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

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

In conjunction with our required annual goodwill assessments, we recognized impairments of goodwill totaling $210.0 million during 2018 related to the remaining goodwill from the Atlas mergers. There was no impairment of goodwill in 2017 as the fair values of affected reporting units exceeded their accounting carrying values.

Other operating (income) expense in 2018 was comprised primarily of the loss on sale of certain Petroleum Logistics terminals, the loss on disposal of the benzene saturation component of our LSNG hydrotreater and the loss for abandoned project development costs, partially offset by the gain on sale of our inland marine barge business and the gain on an exchange of a portion of our Versado gathering system. In 2017, other operating (income) expense included the loss on sale of our 100% ownership interest in the Venice gathering system.

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

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Consolidated Operating Margin
	(In millions)
2019	$1,006.5	$867.2	$(113.9)	$1,759.8
2018	939.2	592.5	(7.9)	1,523.8
2017	776.4	511.8	(2.2)	1,286.0

Gathering and Processing Segment

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Gross margin	$1,496.1	$1,377.5	$1,138.1	$118.6	9%	$239.4	21%
Operating expenses	489.6	438.3	361.7	51.3	12%	76.6	21%
Operating margin	$1,006.5	$939.2	$776.4	$67.3	7%	$162.8	21%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,489.1	1,141.2	893.5	347.9	30%	247.7	28%
Permian Delaware	599.7	443.9	381.8	155.8	35%	62.1	16%
Total Permian	2,088.8	1,585.1	1,275.3	503.7		309.8

SouthTX (5)	321.2	389.6	273.2	(68.4)	(18%)	116.4	43%
North Texas	226.9	244.1	268.1	(17.2)	(7%)	(24.0)	(9%)
SouthOK (6)	606.1	555.7	494.0	50.4	9%	61.7	12%
WestOK	330.2	351.6	377.7	(21.4)	(6%)	(26.1)	(7%)
Total Central	1,484.4	1,541.0	1,413.0	(56.6)		128.0

Badlands (7), (8)	116.7	85.1	56.5	31.6	37%	28.6	51%
Total Field	3,689.9	3,211.2	2,744.8	478.7		466.4

Coastal	748.3	726.2	728.8	22.1	3%	(2.6)	-

Total	4,438.2	3,937.4	3,473.6	500.8	13%	463.8	13%
NGL production, MBbl/d (3)
Permian Midland (4)	209.1	153.4	118.3	55.7	36%	35.1	30%
Permian Delaware	78.6	53.5	43.1	25.1	47%	10.4	24%
Total Permian	287.7	206.9	161.4	80.8		45.5

SouthTX (5)	41.6	51.1	30.4	(9.5)	(19%)	20.7	68%
North Texas	26.8	28.1	30.2	(1.3)	(5%)	(2.1)	(7%)
SouthOK (6)	67.1	54.7	42.8	12.4	23%	11.9	28%
WestOK	21.6	20.5	21.9	1.1	5%	(1.4)	(6%)
Total Central	157.1	154.4	125.3	2.7		29.1

Badlands (8)	13.8	10.8	7.9	3.0	28%	2.9	37%
Total Field	458.6	372.1	294.6	86.5		77.5

Coastal	46.8	43.6	38.6	3.2	7%	5.0	13%

Total	505.4	415.7	333.2	89.7	22%	82.5	25%
Crude oil gathered, Badlands, MBbl/d	172.6	146.8	113.6	25.8	18%	33.2	29%
Crude oil gathered, Permian, MBbl/d (9)	83.3	64.9	29.8	18.4	28%	35.1	118%
Natural gas sales, BBtu/d (3)	2,020.6	1,867.9	1,665.4	152.7	8%	202.5	12%
NGL sales, MBbl/d (3)	391.9	317.6	254.8	74.3	23%	62.8	25%
Condensate sales, MBbl/d	14.7	12.6	11.8	2.1	17%	0.8	7%
Average realized prices - inclusive of hedges (10):
Natural gas, $/MMBtu	1.35	2.05	2.67	(0.70)	(33%)	(0.62)	(23%)
NGL, $/gal	0.34	0.62	0.54	(0.28)	(50%)	0.08	15%
Condensate, $/Bbl	51.46	51.04	46.77	0.42	1%	4.28	9%

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

(7)	Badlands natural gas inlet represents the total wellhead gathered volume, and includes the Targa-gathered volumes processed at the LM4 Plant.
(8)

As of April 3, 2019, Targa owns 55% of Targa Badlands, prior to which we owned a 100% interest. Targa Badlands is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Permian crude oil gathered volumes reflect the sale of the Delaware crude gathering system, which was effective December 1, 2019.
(10)

Average realized prices include the effect of realized commodity hedge gain/loss attributable to our equity volumes, previously shown in Other. The price is calculated using total commodity sales plus the hedge gain/loss as the numerator and total sales volume as the denominator.

The following table presents the realized commodity hedge gain/loss attributable to our equity volumes that are included in the gross margin of Gathering and Processing segment:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	62.9	$1.17	$73.7	63.5	$0.82	$51.9	61.1	$0.22	$13.5
NGL (MMgal)	369.7	0.10	38.0	367.4	(0.16)	(58.4)	262.9	(0.10)	(26.0)
Crude oil (MBbl)	1.5	(2.29)	(3.5)	2.0	(11.25)	(22.7)	1.3	4.09	5.1
			$108.2			$(29.2)			$(7.4)

________________

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2019 Compared to 2018

The increase in gross margin was primarily due to higher volumes in the Permian and Badlands, partially offset by lower Central volumes and realized prices. NGL production and NGL sales increased primarily due to higher inlet volumes and increased NGL recoveries. Natural gas sales increased primarily due to higher inlet volumes. In the Permian, natural gas inlet volumes and NGL production increased due to production from new wells and the addition of the Hopson, Pembrook and Falcon plants in 2019. In the Badlands, natural gas gathered volumes and NGL production increased due to production from new wells and the incremental processing capacity available with the commencement of operations at the LM4 Plant in the third quarter of 2019. Total crude oil gathered volumes increased in both the Permian and the Badlands due to production from new wells.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region.

2018 Compared to 2017

The increase in gross margin was primarily due to higher Permian, Badlands and Central volumes and higher NGL and condensate realized prices, partially offset by the impact of lower realized natural gas prices. NGL production, NGL sales and natural gas sales increased due to higher Field Gathering and Processing inlet volumes and increased NGL recoveries including reduced ethane rejection. Coastal Gathering and Processing had a positive margin impact due to richer gas, increased recoveries and higher realized NGL prices, partially offset by slightly lower inlet volumes. Total crude oil gathered volumes increased in the Permian region due to production from new wells, system expansions and the inclusion of the March 2017 Permian Acquisition for the full year in 2018. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to production from new wells and system expansions.

Operating expenses increased as a result of higher compensation, contract labor and other costs primarily associated with new plants in the Permian and Central regions and system expansions in the Badlands.

Equity volume hedges

The Gathering and Processing segment contains the results of commodity derivative activities related to hedges of equity volumes that are included in gross margin. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow.

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

Logistics and Transportation Segment

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(In millions, except operating statistics and price amounts)
Gross margin	$1,173.9	$876.8	$773.4	$297.1	34%	$103.4	13%
Operating expenses	306.7	284.3	261.6	22.4	8%	22.7	9%
Operating margin	$867.2	$592.5	$511.8	$274.7	46%	$80.7	16%
Operating statistics MBbl/d (1):
Fractionation volumes (2)	519.0	426.7	354.2	92.3	22%	72.5	20%
Export volumes (3)	237.9	203.4	184.1	34.5	17%	19.3	10%
Pipeline throughput (4)	100.4	-	-	100.4	-	-	-
NGL sales	651.0	537.9	490.0	113.1	21%	47.9	10%
Average realized prices:
NGL realized price, $/gal	$0.51	$0.77	$0.69	$(0.26)	(38%)	$0.08	12%

(1)

Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.

(2)

Fractionation contracts include pricing terms composed of base fees and fuel and power components that vary with the cost of energy. As such, the Logistics and Transportation segment results include effects of variable energy costs that impact both gross margin and operating expenses. Fractionation volumes for 2019 reflect volumes delivered and fractionated, whereas fractionation volumes for 2018 and 2017 reflect volumes delivered and settled under fractionation contracts.

(3)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.
(4)	Pipeline throughput represents the total quantity of mixed NGLs delivered by Grand Prix, which commenced full operations in the third quarter of 2019, to Mont Belvieu.

2019 Compared to 2018

The increase in Logistics and Transportation gross margin was primarily due to higher NGL transportation and fractionation volumes and higher LPG export volumes. Segment gross margin increased due to higher NGL transportation and fractionation margin, higher marketing margin, and higher LPG export margin, partially offset by the sale of certain Petroleum Logistics terminals in the fourth quarter of 2018. NGL transportation and fractionation margin increased due to volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 6 in the second quarter of 2019, partially offset by fewer short-term high-fee fractionation contracts in 2019 and less favorable system product gains. Marketing margin increased due to optimization of liquids and gas arrangements. LPG export margin increased primarily due to higher volumes.

Operating expenses increased due to higher compensation and benefits and higher taxes primarily attributable to Grand Prix and Train 6 operations that commenced in 2019, higher maintenance, and higher fuel and power costs that are largely passed through to customers.

2018 Compared to 2017

Logistics and Transportation gross margin increased due to higher fractionation margin, higher domestic marketing margin, higher LPG export margin, and higher terminaling and storage throughput, partially offset by lower commercial transportation margin and lower marketing gains. Fractionation margin increased due to higher supply volume and higher fees, partially offset by lower system product gains. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above). Domestic marketing margin increased due to higher terminal volumes and higher unit margins.  LPG export margin increased primarily due to higher volumes. Commercial transportation margin decreased primarily due to the sale of the Company’s inland marine barge business in the second quarter of 2018.

Operating expenses increased due to higher fuel and power costs that are largely passed through and higher compensation and benefits, partially offset by lower maintenance expenses and lower taxes.

Other

	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Gross margin	$(113.9)	$(7.9)	$(2.2)	$(106.0)	$(5.7)
Operating margin	$(113.9)	$(7.9)	$(2.2)	$(106.0)	$(5.7)

Other contains the results of commodity derivative activity mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. We have entered into derivative instruments to hedge the commodity price associated with a portion of our future commodity purchases and sales and natural gas transportation basis risk within our Logistics and Transportation segment. See further details of our risk management program in “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

As of December 31, 2019, we had $291.1 million of “Cash and cash equivalents” on our Consolidated Balance Sheet. We believe our cash flows from operating activities, cash position, and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing our indebtedness and meeting our collateral requirements, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our main sources of liquidity and capital resources are internally generated cash flows from operations, contributions from TRC that are funded through TRC’s access to debt and equity markets, borrowings under the TRP Revolver and the Securitization Facility, access to debt markets and joint venture arrangements. We may supplement these sources of liquidity with proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facility, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity as of February 14, 2020, was:

		February 14, 2020
		(In millions)
Cash on hand		$335.7
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		400.0
		2,935.7

Less:	Outstanding borrowings under the TRP Revolver	(230.0)
	Outstanding borrowings under the Securitization Facility	(400.0)
	Outstanding letters of credit under the TRP Revolver	(87.9)
	Total liquidity	$2,217.8

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of December 31, 2019 increased $1,138.7 million compared to December 31, 2018. The increase was primarily attributable to the redemption of our 4⅛% Senior Notes due 2019 and the contingent consideration payment associated with the Permian Acquisition, with funding provided by the issuance of long-term senior notes. The reclassification of long-term Delaware crude gathering and storage assets to current held for sale assets, and cash received from the sale of an equity-method investment also contributed to the increase in working capital.

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

Long-term Financing

Our long-term financing consists of potentially raising funds through the issuance of preferred units, long-term debt obligations or joint venture arrangements.

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak, which committed a maximum of approximately $960 million of capital to the DevCo JVs.

As of December 31, 2019, total contributions from Stonepeak to the DevCo JVs were $898.6 million. As of December 31, 2019, total contributions from Blackstone to the Grand Prix Joint Venture were $329.6 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of December 31, 2019 and December 31, 2018, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations including unamortized premiums, debt issuance costs and non-current liabilities of finance leases, was $7,005.2 million and $5,632.4 million, respectively.

The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2019, we did not have any interest rate hedges.

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date, with the remainder used for general partnership purposes, which included repayment of borrowings under its credit facilities or other indebtedness. To date, our debt balances have not adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 10 - Debt Obligations to our consolidated financial statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

In April 2019, we closed on the sale of a 45% interest in Targa Badlands, the entity that holds substantially all of the assets previously wholly owned by Targa in North Dakota, to funds managed by Blackstone for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. We continue to be the operator of Targa Badlands and hold majority governance rights. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Additionally, Blackstone’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries. As of December 31, 2019, the contributions from Blackstone were $71.3 million.

In the second quarter of 2019, Williams exercised its initial option to acquire a 20% equity interest in Train 7 and subsequently executed a joint venture agreement with us. Certain fractionation-related infrastructure for Train 7, including storage caverns and brine handling, will be funded and owned 100% by Targa. As of December 31, 2019, the contributions from Williams were $23.7 million.

In November 2019, we issued $1.0 billion aggregate principal amount of 5½% Senior Notes due March 2030, resulting in net proceeds of $990.8 million. The net proceeds from the issuance were used to repay borrowings under its credit facilities and for general partnership purposes.

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

Compliance with Debt Covenants

As of December 31, 2019, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

2019	2018	2017	2019 vs. 2018	2018 vs. 2017
(In millions)
$1,363.0	$1,213.6	$857.6	$149.4	$356.0

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

Net cash provided by operations increased in 2019 compared to 2018 primarily due to the net favorable impact of higher volumes and lower commodity prices, and an increase in cash received from hedging activities resulting from changes in commodity prices, partially offset by an increase in interest payments as a result of higher average borrowings.

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

Cash Flows from Investing Activities

2019	2018	2017	2019 vs. 2018	2018 vs. 2017
(In millions)
$(3,071.4)	$(3,146.1)	$(1,892.7)	$74.7	$(1,253.4)

Cash used in investing activities decreased slightly in 2019 compared to 2018, primarily due to lower cash outlays for property, plant and equipment, partially offset by lower proceeds from fewer assets and business sales.  Our capital expenditures for property, plant and equipment decreased $236.7 million primarily due to lower spending on Grand Prix as it began operations in the third quarter. In 2019, we received proceeds of $85.1 million from asset sales, primarily from the sale of an equity-method investment. In 2018, we received proceeds of $256.9 million from the sale of certain Petroleum Logistics terminals, the sale of our inland marine barge business and the exchange of a portion of our Versado gathering system.

Cash used in investing activities increased in 2018 compared to 2017, primarily due to increased outlays for property, plant and equipment and contributions to unconsolidated affiliates, partially offset by lower outlays for business acquisitions and higher proceeds from the sale of assets. Our capital expenditures for property, plant and equipment increased $1,816.5 million in 2018 primarily related to a large number of capital projects, and our contributions to unconsolidated affiliates increased $272.5 million primarily due to the construction activities of GCX Pipeline and the LM4 Plant. We have made no cash payment for business acquisitions in 2018, whereas in 2017 we paid $570.8 million for the initial cash portion of the Permian Acquisition. In 2018, we received proceeds of $256.9 million from the sale of refined products and crude oil storage and terminaling facilities, the sale of our inland marine barge business and the exchange of a portion of our Versado gathering system.

Cash Flows from Financing Activities

	2019	2018	2017
Source of Financing Activities, net	(In millions)
Sale of ownership interests in subsidiaries	$1,619.7	$—	$—
Debt, including financing costs	1,104.4	1,593.8	149.4
Contributions from noncontrolling interests, net	363.6	747.1	93.5
Contributions from TRC and General Partner	200.0	600.1	1,720.0
Distributions	(1,163.7)	(929.8)	(858.6)
Payment of contingent consideration	(317.1)	—	—
Other	(10.7)	(0.1)	(12.5)
Net cash provided by financing activities	$1,796.2	$2,011.1	$1,091.8

In 2019, we realized a net source of cash from financing activities primarily due to the sale of ownership interests in Targa Badlands and Train 7, net increase of debt outstanding and net contributions from noncontrolling interests. The result was partially offset by payments of distributions to TRC, as well as the final contingent consideration payment associated with the Permian Acquisition. During 2019, we issued 6½% Senior Notes due 2027, 6⅞% Senior Notes due January 2029 and 5½% Senior Notes due March 2030, with the use of proceeds to repay TRP Revolver and to redeem 4⅛% Senior Notes due November 2019, resulting in net increases in debt outstanding. We received net contributions from noncontrolling interests primarily from Stonepeak and Blackstone to fund growth projects.

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

Distributions

The following table details the distributions declared and/or paid by us for 2019:

Three Months Ended	Date Paid	Total Distributions	Distributions to Targa Resources Corp.
December 31, 2019	February 14, 2020	$241.9	$239.1
September 30, 2019	November 13, 2019	242.1	239.3
June 30, 2019	August 13, 2019	242.4	239.6
March 31, 2019	April 5, 2019	437.8	435.0

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of December 31, 2019, we have 5,000,000 Preferred Units outstanding. For the year ended December 31, 2019, $11.3 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for December, which were paid subsequently on January 15, 2020.

In January and February 2020, the board of directors of our general partner declared a cash distribution of $0.9 million cash each month for $0.1875 per Preferred Unit. The distributions declared in January were paid on February 18, 2020 and the distributions declared in February will be paid on March 16, 2020.

Capital Expenditures

Our capital expenditures are classified as growth capital expenditures, business acquisitions, and maintenance expenditures. Growth capital expenditures are typically related to significant expansions of facilities or pipe, or significant pipeline extensions, and other expenditures that improve the service capability of existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs, or enhance revenues. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or near completion of their useful life and expenditures to remain in compliance with environmental laws and regulations.

	2019	2018	2017
	(In millions)
Capital expenditures:
Consideration for business acquisition	$—	$—	$987.1
Contingent consideration (1)	—	—	(416.3)
Cash outlay for business acquisition, net of cash acquired	—	—	570.8

Growth (2)	2,566.8	3,192.7	1,405.7
Maintenance (3)	141.7	135.0	100.8
Gross capital expenditures	2,708.5	3,327.7	1,506.5
Transfers of capital expenditures to investment in unconsolidated affiliates	—	16.0	—
Transfers from materials and supplies inventory to property, plant and equipment	(25.1)	(12.7)	(3.6)
Change in capital project payables and accruals	193.9	(217.0)	(205.4)
Cash outlays for capital projects	2,877.3	3,114.0	1,297.5

Total capital outlays	$2,877.3	$3,114.0	$1,868.3

________________

(1)

See Note 4 – Joint Ventures, Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date. The final earn-out payment of $317.1 million was made in May 2019.

(2)

Growth capital expenditures, net of contributions from noncontrolling interests, were $2,201.7 million, $2,612.8 million and $1,342.4 million for the years ended December 31, 2019, 2018 and 2017. Net contributions to investments in unconsolidated affiliates were $80.0 million, $113.4 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017.

(3)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $134.9 million, $127.9 million and $99.1 million for the years ended December 31, 2019, 2018 and 2017.

During 2019, we invested $2,281.7 million in growth capital expenditures, net of noncontrolling interests (exclusive of outlays for business acquisitions), and net contributions to investments in unconsolidated affiliates (“net growth capital expenditures”). We currently estimate that in 2020 we will invest approximately between $1,200 to $1,300 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2020 maintenance capital expenditures, net of noncontrolling interests, will be approximately $150 million.

Our growth capital expenditures decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to lower spending on Grand Prix as it began operations in the third quarter, partially offset by spending related to construction of Train 7 and Train 8, and additional processing plants and associated infrastructure in the Permian Basin. Our maintenance capital expenditures were relatively flat for 2019 as compared to 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, there were $54.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Contractual Obligations

In addition to disclosures related to debt and lease obligations, contained in our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report, the following is a summary of certain contractual obligations over the next several years:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt obligations (1)	$7,028.2	$—	$6.5	$1,771.7	$5,250.0
Interest on debt obligations (2)	2,775.8	410.4	800.6	692.1	872.7
Finance leases (3)	40.5	13.4	21.9	5.2	-
Operating leases (4)	26.8	7.4	12.5	6.5	0.4
Land site lease and rights of way (5)	150.4	3.8	8.4	8.8	129.4

Purchase Obligations (6):
Pipeline capacity and throughput agreements (7)	1,197.7	185.7	337.9	236.3	437.8
Commodities (8)	94.9	81.4	13.5	—	—
Purchase commitments and service contracts (9)	366.3	350.6	6.3	2.4	7.0

Other long-term liabilities (10)	39.2	—	6.6	5.2	27.4
	$11,719.8	$1,052.7	$1,214.2	$2,728.2	$6,724.7
Commodity Volumetric Commitments
Natural gas (MMBtu)	20.8	20.8	—	—	—
NGLs (MMgal)	290.1	206.1	84.0	—	—

________________

(1)	Represents scheduled future maturities of long-term debt obligations for the periods indicated. See Note 10 - Debt Obligations for more information regarding our debt obligations.
(2)

Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2019 rates for floating debt. See Note 10 - Debt Obligations for more information regarding our debt obligations.

(3)	Includes minimum payments on finance lease obligations for vehicles and tractors. See Note 12 - Leases for more information regarding our finance leases.
(4)	Includes minimum payments on operating lease obligations for office space and railcars. See Note 12 – Leases for more information regarding our operating leases.
(5)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See Note 17 - Commitments for more information regarding our land site lease and rights of way.

(6)

A purchase obligation represents an agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms, including: fixed minimum or variable prices provisions; and the approximate timing of the transaction.

(7)	Consists of pipeline capacity payments for firm transportation and throughput and deficiency agreements.
(8)	Includes natural gas and NGL purchase commitments. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2019.
(9)	Includes commitments for capital expenditures, operating expenses and service contracts.
(10)

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

Depreciation of Property, Plant and Equipment and Amortization of Intangible Assets

Depreciation of our property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. The determination of useful lives of property, plant and equipment requires us to make various assumptions, including our expected use of the asset and the supply of and demand for hydrocarbons in the markets served, normal wear and tear of facilities, and the extent and frequency of maintenance programs.

We amortize the costs of our intangible assets in a manner that closely resembles the expected benefit pattern of the intangible assets or on a straight-line basis, where such pattern is not readily determinable, over the periods in which we benefit from services provided to customers. At the time assets are placed in service or acquired, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation/amortization amounts prospectively.

Impairment of Long-Lived Assets, including Intangible Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate our carrying amount of an asset may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. Individual assets are grouped at the lowest level for which the related identifiable cash flows are largely independent of the cash flows of other assets and liabilities. These cash flow estimates require us to make judgments and assumptions related to operating and cash flow results, economic obsolescence, the business climate, contractual, legal and other factors.

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

One of the factors that can affect our operating results each period is the price assumptions used to value our derivative financial instruments, which are reflected at their fair values on the balance sheet. We determine the fair value of our derivative instruments using present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. Changes in the methods or assumptions we use to calculate the fair value of our derivative instruments could have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers.

Risk Management

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. All of our commodity derivatives are with major financial institutions or major energy companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2019, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2019:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(84.0)	$(35.6)	$(132.3)
NGLs	78.0	116.1	40.0
Crude oil	(0.1)	21.6	(21.9)
Total	$(6.1)	$102.1	$(114.2)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2019, 2018 and 2017, our operating revenues decreased by $4.1 million, $72.2 million, and $49.7 million, respectively, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net asset position of $112.7 million at December 31, 2018 to a net liability position of $6.1 million at December 31, 2019. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts. Our mark-to-market losses on transportation basis swaps more than offsets these expected gains, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of December 31, 2019, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility will also increase. As of December 31, 2019, we had $370.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact our annual interest expense by $3.7 million based on our December 31, 2019 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $21.0 million as of December 31, 2019. The range of losses attributable to our individual counterparties as of December 31, 2019 would be between $0.2 million and $21.8 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of December 31, 2019, our operating income would decrease by $8.6 million in the year of the assessment.

During the years ended December 31, 2019 and 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 12% and 15% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the year ended December 31, 2017.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2019.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board has a standing audit committee (the “Audit Committee”) that consists of three directors. The members of our Audit Committee are Mses. Fulton and Bowman and Mr. Redd. Ms. Fulton is the Chairman of this committee. Our board of directors has affirmatively determined that Mses. Fulton and Bowman and Mr. Redd are independent as described in the rules of the NYSE and the Exchange Act. Our board of directors has also determined that, based upon relevant experience, Ms. Fulton is an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act. This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements and our cybersecurity efforts and measures. We have adopted an Audit Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE or market standards.

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

Directors, Executive Officers and Other Officers

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of our general partner’s directors or executive officers. The following table shows information with respect to the current directors, executive officers and other officers of Targa Resources GP LLC as of February 20, 2020:

Name	Age	Position
Joe Bob Perkins	59	Chief Executive Officer and Director
James W. Whalen	78	Executive Chairman of the Board and Director
Matthew J. Meloy	42	President
Patrick J. McDonie	59	President – Gathering and Processing
D. Scott Pryor	57	President – Logistics and Transportation
Robert M. Muraro	43	Chief Commercial Officer
Jennifer R. Kneale	41	Chief Financial Officer
Paul W. Chung	59	Executive Vice President, General Counsel and Secretary
G. Clark White	60	Executive Vice President – Engineering and Operations
Julie H. Boushka	57	Senior Vice President and Chief Accounting Officer
Rene R. Joyce	72	Director
Charles R. Crisp	72	Director
Chris Tong	63	Director
Ershel C. Redd Jr.	72	Director
Laura C. Fulton	56	Director
Waters S. Davis, IV	66	Director
Robert B. Evans	71	Director
Beth A. Bowman	63	Director

Joe Bob Perkins has served as Chief Executive Officer and a director of the Company and our general partner since January 2012. Effective March 1, 2020, Mr. Perkins will be become Executive Chairman of the Board of the Company and our general partner and will resign from his position as Chief Executive Officer. He previously served as President of the Company between the date of its formation on October 2005 and December 2011. Prior to 2005, Mr. Perkins served predecessor Targa companies as President since their founding in 2003. Prior to that, Mr. Perkins served in various leadership roles within the energy industry across several different companies, had employment experience with companies operating in both the midstream and upstream sectors, and was a management consultant with McKinsey & Company working primarily in energy. Mr. Perkins’ intimate knowledge of all facets of the Company, derived from his past services as President, Chief Executive Officer and director, coupled with his broad experience in the energy industry, and specifically in the midstream sector, his engineering and business educational background and his experience with the investment community enable Mr. Perkins to provide a valuable and unique perspective to the board on a range of business and management matters.

James W. Whalen has served as a director of the Company since its formation in October 2005 and of our general partner since February 2007. Mr. Whalen has also served as Executive Chairman of the Board of the Company and our general partner since January 2015. He will resign from his position as Executive Chairman of the Board, effective March 1, 2020. He also served as director of an affiliate of the Company during 2004 and 2005. Mr. Whalen previously served as Advisor to Chairman and CEO of the Company and our general partner between January 2012 and December 2014. He served as Executive Chairman of the Board of the Company between October 2010 and December 2011 and of our general partner between December 2010 and December 2011. He also served as President-Finance and Administration of the Company between January 2006 and October 2010 and our general partner between October 2006 and December 2010 and for various Targa subsidiaries since November 2005. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral Energy Holding, L.P. (“Coral”) from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas Gas Corporation (“Tejas”) from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Company and industry address on a regular basis.

Matthew J. Meloy has served as President of the Company and our general partner since March 2018. Effective March 1, 2020, Mr. Meloy will become Chief Executive Officer and a director of the Company and our general partner and will resign from his position as President. Mr. Meloy previously served as Executive Vice President and Chief Financial Officer of the Company and our general partner between May 2015 and February 2018. He also served as Treasurer of the Company and our general partner until December

2015. He also served as Senior Vice President, Chief Financial Officer and Treasurer of the Company between October 2010 and May 2015 and of our general partner between December 2010 and May 2015. He also served as Vice President—Finance and Treasurer of the Company between April 2008 and October 2010, and as Director, Corporate Development of the Company between March 2006 and March 2008 and of our general partner between March 2006 and March 2008. He has served as Vice President—Finance and Treasurer of our general partner between April 2008 and December 15, 2010. Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006.

Patrick J. McDonie has served as President—Gathering and Processing of the Company and our general partner since March 2018. Mr. McDonie previously served as Executive Vice President—Southern Field Gathering and Processing of the Company and our general partner between November 2015 and February 2018. He also served as President of Atlas Pipeline Partners GP LLC (“Atlas”), which was acquired by the Partnership in February 2015, between October 2013 and February 2015. He also served as Chief Operating Officer of Atlas between July 2012 and October 2013 and as Senior Vice President of Atlas between July 2012 and October 2013. He served as President of ONEOK Energy Services Company, a natural gas transportation, storage, supplier and marketing company between May 2008 and July 2012.

D. Scott Pryor has served as President—Logistics and Transportation of the Company and our general partner, since March 2018. Mr. Pryor previously served as Executive Vice President—Logistics and Marketing of the Company and our general partner between November 2015 and February 2018. He also served as Senior Vice President—NGL Logistics & Marketing of Targa Resources Operating LLC (“Targa Operating”) and various other subsidiaries of the Partnership between June 2014 and November 2015. He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2005.

Robert M. Muraro has served as Chief Commercial Officer of the Company and our general partner since March 2018. Mr. Muraro previously served as Executive Vice President—Commercial of the Company and our general partner between February 2017 and February 2018. He also served as Senior Vice President—Commercial and Business Development of Targa Midstream Services LLC (“Targa Midstream”) and various other subsidiaries of the Partnership between March 2016 and February 2017. He also served as Vice President—Commercial Development of Targa Midstream and various other subsidiaries of the Partnership between January 2013 and March 2016. He held the position of Director of Business Development between August 2004 and January 2013.

Jennifer R. Kneale has served as Chief Financial Officer of the Company and our general partner since March 2018. Ms. Kneale previously served as Vice President—Finance of the Company and our general partner between December 2015 and February 2018. She also served as Senior Director, Finance of the Company and our general partner between March 2015 and December 2015. She also served as Director, Finance of the Company and our general partner between May 2013 and February 2015. Ms. Kneale was with Tudor, Pickering, Holt & Co. in its energy private equity group, TPH Partners, from September 2011 to May 2013, most recently serving as Director of Investor Relations.

Paul W. Chung has served as Executive Vice President, General Counsel and Secretary of the Company since its formation in October 2005 and of our general partner since October 2006. He also served as an officer of an affiliate of the Company during 2004 and 2005. Mr. Chung served as Executive Vice President and General Counsel of Coral from 1999 to April 2004; Shell Trading North America Company, a subsidiary of Shell Oil Company (“Shell”), from 2001 to April 2004; and Coral Energy, LLC from 1999 to 2001. In these positions, he was responsible for all legal and regulatory affairs. He served as Vice President and Assistant General Counsel of Tejas from 1996 to 1999. Prior to 1996, Mr. Chung held a number of legal positions with different companies, including the law firm of Vinson & Elkins L.L.P.

G. Clark White has served as Executive Vice President—Engineering and Operations of the Company and our general partner since November 2015. Mr. White previously served as Senior Vice President—Field G&P of Targa Operating and various other subsidiaries of the Partnership between June 2014 and November 2015. He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2003.

Julie H. Boushka has served as Senior Vice President and Chief Accounting Officer of the Company and our general partner since March 2019. Ms. Boushka previously served as Vice President—Controller of the Company, our general partner and various subsidiaries of the Company between February 2017 and February 2019. She also served as Assistant Controller—Financial Accounting of the Company and our general partner between November 2016 and February 2017. Ms. Boushka served as a Senior Vice President for Financial Planning and the Chief Risk Officer for Columbia Pipeline Group (“CPG”) between June 2015 and August 2016, where she was responsible for the financial planning function and managing enterprise risk. She also served as the Business Unit Chief Financial Officer of CPG between May 2013 and June 2015, where she was responsible for the accounting and financial planning functions. Prior to that, Ms. Boushka spent approximately 18 years in various roles at El Paso Corporation (and its predecessor, Tenneco, Inc.), including accounting, financial reporting and business development.

Rene R. Joyce has served as a director of the Company since its formation in October 2005 and of our general partner since October 2006. Mr. Joyce previously served as Executive Chairman of the Board of the Company and our general partner between January 2012 and December 2014. He also served as Chief Executive Officer of the Company between October 2005 and December 2011 and our general partner between October 2006 and December 2011. He also served as an officer and director of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003. Mr. Joyce is a director of Apache Corporation. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell from 1998 through 1999 and President of energy services of Coral, a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas, during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of the Company, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the board with executive counsel on the full range of business, technical, and professional matters.

Charles R. Crisp has served as a director of the Company since its formation in October 2005 and of our general partner since March 2016. He also served as a director of an affiliate of the Company during 2004 and 2005. Mr. Crisp was President and Chief Executive Officer of Coral Energy, LLC, a subsidiary of Shell Oil Company from 1999 until his retirement in November 2000, and was President and Chief Operating Officer of Coral from January 1998 through February 1999. Prior to this, Mr. Crisp served as President of the power generation group of Houston Industries and, between 1988 and 1996, as President and Chief Operating Officer of Tejas. Mr. Crisp is also a director of Southern Company Gas (formerly known as AGL Resources Inc.), a subsidiary of The Southern Company, EOG Resources Inc. and Intercontinental Exchange Inc. Mr. Crisp brings extensive energy experience, a vast understanding of many aspects of our industry and experience serving on the boards of other public companies in the energy industry. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Chris Tong has served as a director of the Company since January 2006 and of our general partner since March 2016. Mr. Tong served as a director of Kosmos Energy Ltd. from 2011 until September 2019. He served as Senior Vice President and Chief Financial Officer of Noble Energy, Inc. from January 2005 until August 2009. He also served as Senior Vice President and Chief Financial Officer for Magnum Hunter Resources, Inc. from August 1997 until December 2004. Prior thereto, he was Senior Vice President of Finance of Tejas Acadian Holding Company and its subsidiaries, including Tejas Gas Corp., Acadian Gas Corporation and Transok, Inc., all of which were wholly-owned subsidiaries of Tejas Gas Corporation. Mr. Tong held these positions from August 1996 until August 1997, and had served in other treasury positions with Tejas since August 1989. Mr. Tong brings a breadth and depth of experience as a chief financial officer in the energy industry, a financial executive, a director of other public companies and a member of other audit committees. He brings significant financial, capital markets and energy industry experience to the board.

Ershel C. Redd Jr. has served as a director of the Company since February 2011 and of our general partner since March 2016. Mr. Redd has served as a consultant in the energy industry since 2008 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Redd was President and Chief Executive Officer of El Paso Electric Company, a public utility company, from May 2007 until March 2008. Prior to this, Mr. Redd served in various positions with NRG Energy, Inc., a wholesale energy company, including as Executive Vice President—Commercial Operations from October 2002 through July 2006, as President—Western Region from February 2004 through July 2006, and as a director between May 2003 and December 2003. Mr. Redd served as Vice President of Business Development for Xcel Energy Markets, a unit of Xcel Energy Inc., from 2000 through 2002, and as President and Chief Operating Officer for New Century Energy’s (predecessor to Xcel Energy Inc.) subsidiary, Texas Ohio Gas Company, from 1997 through 2000. Mr. Redd brings to the Company extensive energy industry experience, a vast understanding of varied aspects of the energy industry and experience in corporate performance, marketing and trading of natural gas and natural gas liquids, risk management, finance, acquisitions and divestitures, business development, regulatory relations and strategic planning. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Laura C. Fulton has served as a director of the Company since February 2013 and of our general partner since March 2016. Ms. Fulton has served as the Vice President Finance of the American Bureau of Shipping since January 2020. Ms. Fulton served as the Chief Financial Officer of Hi-Crush Proppants LLC from April 2012 until December 2019 and Hi-Crush GP LLC, the general partner of Hi-Crush Partners LP, from May 2012 until May 2019 and its successor, Hi-Crush Inc., from May 2019 to December 2019. From March 2008 to October 2011, Ms. Fulton served as Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Prior to that, she spent 11 years with Deloitte & Touche in public accounting, with a focus on audit and assurance. As a chief financial officer, general auditor and external auditor, Ms. Fulton brings to the company extensive financial, accounting and compliance process experience. Ms. Fulton’s experience as a financial executive in the energy industry, including her positions with a publicly-traded company and master limited partnership, also brings industry and capital markets experience to the board.

Waters S. Davis, IV has served as director of the Company since July 2015 and of our general partner since March 2016. Mr. Davis has served as President of National Christian Foundation, Houston since July 2014. Mr. Davis was Executive Vice President of NuDevco LLC from December 2009 to December 2013. Prior to his employment with NuDevco, he served as President of Reliant Energy Retail Services from June 1999 to January 2002 and as Executive Vice President of Spark Energy from April 2007 to November 2009. He previously served as a senior executive at a number of private companies and as an advisor to a private equity firm, providing operational and strategic guidance. Mr. Davis also serves as a director of Milacron Holdings Corp. Mr. Davis brings expertise in the retail energy, midstream and services industries, which enhances his contributions to the board of directors.

Robert B. Evans has served as a director of the Company since March 2016 and of our general partner since February 2007. Mr. Evans is also a director of New Jersey Resources Corporation and One Gas, Inc. Mr. Evans was a director of Sprague Resources GP LLC until October 2018. Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing the Partnership.

Beth A. Bowman has served as a director of the Company and our general partner since September 2018. Ms. Bowman has served as a director of Sprague Resources GP LLC, the general partner of Sprague Resources LP (“Sprague”), since October 2014, and she currently serves on the Audit Committee of Sprague. Ms. Bowman held management positions at Shell Energy North America (US) L.P. (“Shell”) for 17 years until her retirement in September 2015. While at Shell, she held the roles of Senior Vice President of the West and Mexico and later as the Senior Vice President of Sales and Origination for Shell’s North America business. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility in various areas including trading and marketing, risk management, fuel and power supply, regulatory, finance and engineering. Ms. Bowman also served on the board of the California Power Exchange and the board of the California Foundation of Energy and Environment from 2004 until 2015. Ms. Bowman’s extensive energy industry background, including her experience in origination, commodities markets and risk management enhances the knowledge of the board in these areas of the oil and gas industry.

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

Board of Directors

Our general partner’s board of directors consists of ten members. The general partner’s board reviewed the independence of our directors using the independence standards of the NYSE and, based on this review, determined that Messrs. Joyce, Crisp, Evans, Redd, Tong and Davis and Mses. Fulton and Bowman are independent within the meaning of the NYSE listing standards currently in effect.

Corporate Governance

Code of Business Conduct and Ethics

Our general partner has adopted a Code of Ethics For Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controllers and all of our other senior financial and accounting officers, and our Code of Conduct (the “Code of Conduct”), which applies to officers, directors and employees of the Company and its subsidiaries, including our general partner. In accordance with the disclosure requirements of applicable law or regulation, we intend to disclose any amendment to, or waiver from, any provision of the Code of Ethics or Code of Conduct under Item 5.05 of a current report on Form 8-K.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION

Overview

Neither we nor our general partner directly employ any of the persons responsible for managing our business. Any compensation decisions that are required to be made by our general partner will be made by the board of directors of our general partner, which does not have a compensation committee. All of our general partner’s executive officers are also employees of Targa.

The following Compensation Discussion and Analysis (CD&A) is presented from the perspective of the compensation committee (the “Compensation Committee”) of the Targa board of directors and discusses our general partner’s named executive officers in their roles as officers of Targa. The elements of compensation and the Compensation Committee’s decisions with respect to determination on payments are not subject to approval by the board of directors of our general partner or the board of directors of Targa. All members of the board of directors of our general partner are members of the Targa board of directors. As used in this CD&A (other than in this “Overview”), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Targa, references to the “Board” or “Board of Directors” refers to the Targa board of directors.

2019 CD&A At-A-Glance

This year’s CD&A reviews the objectives and elements of Targa’s executive compensation program and discusses the 2019 compensation earned by our Named Executive Officers (NEOs). It also explains the actions the Compensation Committee took based on its ongoing commitment to consider shareholder feedback and to ensure our senior leadership team remains focused on the seamless execution of our business strategy and delivering shareholder value over the long-term. During 2019 and early 2020, we:

✓Conducted a major shareholder outreach campaign, with a significant focus on executive compensation matters	•Reached out to each of our top 50 shareholders, representing more than 80% of shares outstanding
✓Continued our senior leadership transition plan, which is part of our comprehensive, ongoing multi-year succession planning strategy overseen by our Board of Directors	•Announced the transitions of Mr. Perkins, 2019 CEO, to Executive Chairman (succeeding Mr. Whalen) and Mr. Meloy, 2019 President, to CEO (succeeding Mr. Perkins)
✓Did not grant any special, one-time equity awards	•Reinforced that special, one-time equity award grants are not a regular feature of our program and are not expected to be a material feature of our program going forward
✓Engaged a new independent compensation consulting firm

•Retained Pearl Meyer to gain further insight on current pay practices to ensure that our program effectively balances competitive market practices, investor expectations, best-practice governance standards and our business strategy

✓Updated the compensation peer group to better align with market	•Reduced number of peer companies by consolidating to a simplified, single group
✓Implemented a simplified, single, three-year performance period for long-term equity incentives	•PSUs are earned and vest at the end of a three-year performance period based on relative Total Shareholder Return (TSR)
✓Set target payout under our long-term incentive plan at 55th percentile	•PSUs are not earned at target unless we beat the median of our performance peers

✓Adopted a formal, comprehensive clawback policy that better aligns with best practices

•All performance-based incentive awards or payments (both short term cash and long-term equity) for our Section 16 officers may be subject to clawback in the event of restatement of financial results or other events that negatively impact our company

✓Improved our compensation disclosure with respect to annual incentives	•Provided clearer, simplified, more transparent and shareholder-friendly communication about how annual incentives are determined
✓Eliminated single-trigger equity vesting upon a change-in-control (CIC) for our NEOs	•All equity incentive awards to our NEOs starting in 2020 will have double-trigger vesting following a CIC

More details about our shareholder outreach efforts, our 2019 business achievements and the resulting compensation actions taken by the Compensation Committee are in the following pages of our CD&A.

2019 Named Executive Officers

Name	Position as of December 31, 2019
Joe Bob Perkins	Chief Executive Officer (CEO)
Matthew J. Meloy	President
Jennifer R. Kneale	Chief Financial Officer (CFO)
Patrick J. McDonie	President – Gathering and Processing
D. Scott Pryor	President – Logistics and Transportation
Robert M. Muraro	Chief Commercial Officer

Leadership Transition

As part of a leadership transition plan announced in July 2019, Matthew J. Meloy will become our Chief Executive Officer effective March 1, 2020 at which time Joe Bob Perkins, our former Chief Executive Officer, will become Executive Chairman of our Board of Directors.

Some of the changes discussed in this CD&A regarding compensation opportunities for 2020 reflect this leadership transition and continued work by the Committee to ensure that compensation opportunities truly reflect market median practice for each of our NEOs.

BOARD RESPONSIVENESS TO SHAREHOLDER FEEDBACK

We regularly meet with our shareholders to discuss business topics, seek feedback on our performance, and address other matters such as executive compensation. We increased the focus and intensity of our stockholder engagement as a result of our most recent say-on-pay vote, which yielded approximately 60% support for our executive compensation program. With a desire to broaden our perspective and improve our communications related to executive compensation programs and decisions, governance, sustainability and other related matters, we plan to engage in annual outreach with our largest shareholders specifically focused on those topics. As part of this annual outreach in 2019 we contacted our 50 largest stockholders, representing more than 80% of our outstanding shares as of June 30, 2019. We held discussions with 25 shareholders aggregating to more than 60% of our outstanding shares. These discussions typically included some combination of our lead independent director (who is also a member of the Compensation Committee), our CEO, CFO, and Senior Director of Finance and Investor Relations. Insights from these meetings were shared with our full Board. Through these exchanges, we gained greater appreciation for our shareholder’s views on how we are managing our programs, where we can strengthen our plan designs, and where we can be clearer in our disclosures about how certain aspects of our compensation programs work.

In the third quarter of 2019 the Compensation Committee retained Pearl Meyer, a leading independent compensation consulting firm, to gain further insight on current pay practices and to help ensure that our approach going forward effectively balances competitive market practices, stockholder expectations, best-practice governance standards, and our business strategy. Pearl Meyer was involved in our preparations for the shareholder outreach discussed above, and they were also involved in assessing the feedback gathered from those discussions.

The result of these efforts includes changes to our programs that more closely align with market best practices and reflect shareholder feedback. We executed on an aggressive, yet thoughtful, implementation timeline to respond to our stakeholders’ priorities, while mitigating any avoidable disruption to the business. We believe those efforts are well summarized in the table below, which includes an overview of feedback from our key stakeholders, and our response to that feedback:

What We Heard	How We Responded
Concern regarding large one-time grant during 2018

These types of awards are not part of our regular practice. No such one‐time awards were granted to any executive officer during 2019 and are not expected to be a material feature of our program going forward.

Annual incentives are discretionary and difficult to understand

In this CD&A, we have improved and simplified the description of how annual incentives work and have provided more clarity around the design, rigor and administration of the 2019 annual incentive plan.

We have also applied formal weights to specific performance categories, with an emphasis on enterprise-wide financial performance, in order to improve transparency.

Including multiple annual performance periods in the assessment of performance for our long-term performance share unit (PSU) plan was viewed by some observers as partially short term

Starting with awards granted after January 1, 2020, PSUs under the long-term equity incentive plan will vest based on Total Shareholder Return (TSR) relative to a performance peer group at the end of a single three‐year performance measurement period.

There needs to be a sufficiently robust market-based clawback policy

Effective December 5, 2019, our Board adopted a market-based clawback policy such that all performance-based incentive awards or payments (both short term cash and long term equity) for our Section 16 officers may be subject to clawback in the event of a material restatement of financial results or conduct by a Section 16 officer that materially and negatively impacts our stock or financial performance

Using multiple peer groups for compensation comparisons seems overly complicated

For 2020, we developed a simplified Compensation Peer Group to more closely align with our industry and operations, and to provide a more focused market reference point with a better overall correlation to our organization.

Single-trigger vesting of equity upon a CIC is no longer typical market practice	Beginning with 2020 grants, all equity incentive awards to our NEOs will have double-trigger vesting in the context of a CIC
2019 EXECUTIVE COMPENSATION PROGRAM SNAPSHOT

Compensation Philosophy and Guiding Principles

The philosophy underlying our executive compensation program is to employ the best leaders in our industry to ensure we execute on our business goals, promote both short-and long-term profitable growth of the Company and create long-term shareholder value. As such, our program is grounded in the following principles:

•

Competition with Peers. Our executive compensation program should enable us to attract and retain key executives by providing a total compensation program that is competitive with the market in which we compete for executive talent, which encompasses not only diversified midstream companies but also other companies in the energy industry.

•

Accountability for Performance. Our executive compensation program should ensure an alignment between our strategic, operational and financial performance and the total compensation received by our NEOs. This includes providing compensation for performance that reflects individual and company performance both in absolute terms and relative to our Peer Group.

•

Alignment with Shareholder Interests. Our executive compensation program should ensure a balance between short-term and long-term compensation while emphasizing at-risk or variable compensation. Providing compensation that is based on our performance acts as a valuable means of supporting our strategic goals and business objectives and aligning the interests of our NEOs with those of our shareholders.

Elements of Pay

Our compensation philosophy is supported by the following principal pay elements:

Element	Key Characteristics	Grounding Principles
		Competition	Accountability	Shareholder Alignment
Base Salary	•Annual fixed cash compensation •Critical factor in attracting and retaining qualified talent	✓
Annual Incentives

•Annual variable cash award

•Awards are tied to achievement of key financial, operational, and strategic objectives

•Based upon a rigorous, holistic evaluation of performance, ultimately subject to Compensation Committee business judgement

		✓	✓	✓
Long-Term Incentives

•Provided through a combination of:

•50% Performance share units (PSUs)

•50% Restricted stock units (RSUs)

•Promotes alignment with shareholders by tying a majority of NEO compensation to creation of long-term value and by encouraging NEOs to build meaningful equity ownership stakes

		✓	✓	✓

Pay Mix

We remain committed to our emphasis on at-risk, incentive-based pay – with payouts tied to our performance against several strategic and financial objectives including relative TSR, and realizable pay heavily dependent upon our ability to grow shareholder value. The charts below show the mix of total direct compensation of our CEO and our other NEOs for 2019. These charts illustrate that a majority of NEO total direct compensation is at-risk (90% for our CEO and an average of 84% for our other NEOs).

TARGET TOTAL DIRECT COMPENSATION MIX

CEO Compensation at a Glance

Movement toward better alignment with market.

The chart below provides a five-year comparison of CEO actual total compensation to peer group median levels of CEO compensation. As shown, CEO compensation has historically been heavily equity-based, including bonuses typically taken in the form of equity. The pattern of CEO pay shown on the chart reflects in part the Compensation Committee’s efforts over time to better align compensation opportunities for our CEO with the market median.

The market median reference points shown on the chart reflect peer group compensation data provided to the Compensation Committee in each year by the Committee’s independent consultant.

The Compensation Committee generally desires to be competitive at the market median for total compensation opportunities. Changes to pay levels discussed in this CD&A reflect in part the Committee’s efforts to align NEO compensation more closely with the market median.

Good Governance Foundation

The following practices and policies in our executive compensation program promote sound compensation governance and align the interests of our shareholders and executives:

What We Do	What We Don’t Do

✓Compare total CEO compensation to industry peers

✓Pay a majority of NEO compensation in the form of long-term incentives

✓Tie performance-based units to relative TSR

✓Maintain a comprehensive clawback policy aligned with industry norms*

✓Complete an annual compensation risk assessment

✓Maintain executive and director share ownership guidelines

✓Retain an independent consultant to advise the Committee

•No employee contracts

•No single-trigger change-in-control severance arrangements

•No single-trigger change-in-control vesting for NEO equity awards*

•No excise tax gross-ups

•No perquisites or supplemental benefits not generally available to other employees

•No hedging or purchasing of Company stock on margin

•No executive compensation practices that promote excessive risk

*New for 2020

Sustainability and ESG

As an energy infrastructure company focused on the transportation and storage of energy products, our operations are essential to the delivery of energy efficiently, safely, and reliably across the United States. At Targa, we have invested billions of dollars each year to build new and expanded assets to deliver energy products that sustain and enhance the quality of life of our citizenry.

We strive to conduct our business safely and with integrity, creating lasting benefits to our stakeholders, including our investors, lenders, customers, employees, business partners, regulators and the communities in which we live and work. The Company’s performance on sustainability factors played a role in 2019 compensation decisions and will continue to play a role in the Compensation Committee’s evaluation of annual incentive compensation.

Throughout our organization, from the top down, we are committed to maintaining and operating our assets safely, efficiently, and in an environmentally responsible manner. This is a commitment that starts with and is maintained by our Board of Directors, where the full Board of Directors is committed to holding the senior management team accountable for upholding commitments to continued efforts around sustainability and ESG, including through administration of the Company’s annual incentive program.

We invite you to review our Sustainability Report, which is available on the Company’s website at http://www.targaresources.com/sustainability/sustainability-report.

WHAT GUIDES OUR PROGRAM

The Decision Making Process

The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works very closely with its independent consultant and senior management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at our website, www.targaresources.com, by clicking “Investors,” and then “Corporate Governance.”

The Role of Senior Management. Members of our senior management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members are allowed to vote on decisions regarding NEO compensation.

The CEO and President review their recommendations pertaining to NEO pay with the Compensation Committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO and President. The CEO and President do not participate in the deliberations of the Compensation Committee regarding their own compensation. The members of the Compensation Committee make all final determinations regarding CEO and NEO compensation.

The Role of the Independent Consultant. The Compensation Committee has the authority to engage and retain an independent compensation consultant to provide independent counsel and advice. At least annually, the Compensation Committee formally conducts an evaluation as to the effectiveness of the independent compensation consultant and periodically requests proposals from other potential consulting firms to ensure the independent compensation consultant is meeting its needs. For 2019, the Compensation Committee continued its engagement with BDO USA, LLP (“BDO”) as its independent compensation consultant for matters related to executive and non-management director compensation. BDO’s engagement ended in July 2019, and then the Compensation Committee retained the services of Pearl Meyer as its independent compensation consultant in September 2019 for the remainder of 2019 and for 2020.

Pearl Meyer was engaged in part to support the Compensation Committee’s efforts to conduct a comprehensive analysis of the current executive compensation program, which was in direct response to shareholder feedback following the Company’s 2019 Annual Meeting of Stockholders. Pearl Meyer was selected as the independent consultant after an extensive review process conducted by the Compensation Committee.

The Compensation Committee assessed the independence of BDO in 2018 and Pearl Meyer in 2019, as required under NYSE listing rules. The Compensation Committee has also considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to the compensation consultants described above. Based on this review, we are not aware of any conflicts of interest raised by the work performed by BDO or Pearl Meyer that would prevent the consultants from serving as an independent advisor to the Compensation Committee.

The Role of Market References in Setting Compensation

2019 Compensation Peer Group. For purposes of setting compensation levels for 2019, the Compensation Committee worked with its independent compensation consultant, BDO, to review market surveys for similarly-sized companies and the compensation peer group compiled from public filings data to provide a reference and framework for decisions about the base salary and target annual and long-term incentives to be provided to each NEO. The Compensation Committee considers this information carefully and generally desires to be competitive at the market median for total compensation opportunities. However, in setting pay levels of our NEOs, the Committee considers a variety of additional factors, including individual performance, competencies, skills, future potential, prior experience, scope of responsibility and accountability within the organization.

Consistent with our historic practices, the 2019 compensation peer group used a combination of three comparator groups: (1) midstream companies, (2) exploration and production companies (E&Ps), and (3) energy utilities. These types of companies provided relevant reference points because they have similar or related operations, compete in the same or similar markets, face similar regulatory challenges and require similar skills, knowledge and experience of their executive officers as we require of our NEOs.

2019 Compensation Peer Group Companies
Midstream Companies	E&Ps	Energy Utilities
Buckeye Partners, L.P.	Apache Corporation	Ameren Corporation
Enable Midstream Partners, L.P.	Cabot Oil & Gas Corporation	Atmos Energy Corporation
Enbridge Energy Partners, L.P.	Chesapeake Energy Corporation	CenterPoint Energy, Inc.
Energy Transfer Equity, L.P.	Cimarex Energy Company	DTE Energy Company
EnLink Midstream Partners, L.P.	Concho Resources, Inc.	Enbridge Inc.
Enterprise Products Partners L.P.	Continental Resources, Inc.	Entergy Corporation
Genesis Energy, L.P.	Devon Energy Corporation	EQT Corporation
Kinder Morgan, Inc.	Diamondback Energy, Inc.	MDU Resources Group, Inc.
Magellan Midstream Partners, L.P.	EOG Resources, Inc.	National Fuel Gas Company
NuStar Energy L.P.	Hess Corporation	NiSource Inc.
ONEOK, Inc.	Marathon Oil Corporation	Public Service Enterprise Group, Inc.
Plains GP Holdings, L.P.	Murphy Oil Corporation	Sempra Energy
Tallgrass Energy Partners, LP	Newfield Exploration Company	The Southern Company
Williams Companies, Inc.	Noble Energy, Inc.	TransCanada Corporation
	Parsley Energy, Inc.	Xcel Energy Inc.
Pioneer Natural Resources Company
QEP Resources, Inc.
Range Resources Corporation
SM Energy Company
Southwestern Energy Company
WPX Energy, Inc.

2020 Compensation Peer Group. For purposes of setting compensation levels for 2020 and in connection with our goal to improve our compensation programs, during 2019 the Compensation Committee worked closely with Pearl Meyer and senior management to develop a new peer group. This revised compensation peer group is more closely aligned with the Company’s industry classification and provides a single comparator group with an industry composition that is better correlated to our organization.

The 2020 compensation peer group consists of a mix of 18 midstream companies and E&Ps.

2020 Compensation Peer Group
Buckeye Partners, L.P.	Magellan Midstream Partners, L.P.
Cheniere Energy, Inc.	Marathon Oil Corporation
Concho Resources, Inc.	Noble Energy, Inc.
Crestwood Equity Partners, L.P.	NuStar Energy L.P.
Devon Energy Corporation	ONEOK, Inc.
Energy Transfer Equity, L.P.	Parsley Energy, Inc.
Enterprise Products Partners L.P.	Pioneer Natural Resources Company
EnLink Midstream Partners, L.P.	Plains All American Pipeline, L.P.
Kinder Morgan, Inc.	Williams Companies, Inc.

2020 Peer Data ($M) – Key Measures (1)
	Revenue	Assets	Total Enterprise Value
75th Percentile	$10,822	$32,868	$45,600
50th Percentile	$7,236	$20,581	$21,748
25th Percentile	$4,117	$10,005	$12,163
Targa	$8,980	$17,569	$18,242
Percentile Rank	63rd	60th	41st
(1)	As presented to the Compensation Committee in September 2019. Source: S&P Capital IQ

2019 Business Overview

The transition of Targa into a fully integrated midstream company with scale and asset diversity is largely complete, with 2019 representing the key inflection point in our corporate life cycle. Since early 2017, we placed in-service approximately $4 billion of projects, including Grand Prix, one of the most strategic projects since our inception, which directly links much of our Gathering and Processing business with other parts of our Downstream business. Grand Prix had a gross cost of approximately $2 billion and is the single largest project in our history, placed in-service largely on-time and on-budget, with significant volumes flowing immediately.

As we look forward, the next phase for Targa is to optimize our existing asset base, and to continue to invest along our core value chain.

2019 EXECUTIVE COMPENSATION PROGRAM IN DETAIL

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the Compensation Committee considers the CEO’s and President’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee takes into account factors such as relevant market data as well as individual performance and contributions.

For 2019, the Compensation Committee authorized base salary increases for all of the NEOs in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2019 Peer Group, considering company size, and to reflect professional growth and the assumption of additional responsibilities. The 2019 base salary rates for our NEOs were as follows:

NEO	Prior Salary	Base Salary Effective March 1, 2019	Percent Increase (Approximate)
Joe Bob Perkins	$850,000	$900,000	6%
Matthew J. Meloy	525,000	600,000	14%
Jennifer R. Kneale	350,000	400,000	14%
Patrick J. McDonie	475,000	500,000	5%
D. Scott Pryor	475,000	500,000	5%
Robert M. Muraro	450,000	500,000	11%

Changes in base salary for 2020 are largely reflective of change in role as part of our leadership transition, and a desire to ensure that total compensation opportunities for 2020 are better aligned with market median practice for each of our NEOs. The March 1, 2020 base salary rates for our current NEOs are as follows:

NEO	Position as of March 1, 2020	Base Salary Effective March 1, 2020	Percent Increase/ (Decrease)
Matthew J. Meloy	CEO	$875,000 (1)	46%
Joe Bob Perkins	Executive Chairman	750,000 (2)	(17%)
Jennifer R. Kneale	CFO	575,000 (3)	44%
Patrick J. McDonie	President — G&P	525,000	5%
D. Scott Pryor	President — Downstream	525,000	5%
Robert M. Muraro	Chief Commercial Officer	525,000	5%

(1)	Mr. Meloy’s base salary increase reflects the significant expansion of responsibilities that he will take on as the CEO following March 1, 2020.
(2)	Mr. Perkins’ base salary decrease reflects his transition to the Executive Chairman role effective March 1, 2020.
(3)

Ms. Kneale’s base salary increase reflects the multi-year transition of her compensation to a level closer to similarly situated officers in connection with her appointment as Chief Financial Officer on March 1, 2018 and reflects the continued expansion of her responsibilities.

Annual Incentives

For 2019, our NEOs were eligible to receive annual incentive awards under the 2019 Annual Incentive Compensation Plan (the “2019 Bonus Plan”), which was approved by the Compensation Committee in January 2019. The funding of the bonus pool and the payment of individual bonuses to executive management, including our NEOs, are subject to the business judgement of the Compensation Committee (following recommendations from our CEO) and will generally be determined near or following the end of the year to which the bonus relates.

Target Bonus Amounts. Target bonus opportunities are expressed as a percentage of base salary and were established based on the NEO’s level of responsibility and ability to impact overall results. The Compensation Committee also considers market data in setting target bonus amounts. The 2019 target bonus opportunities were as follows:

NEO	2019 Target Bonus (as a % of Base Salary)	2019 Target Bonus ($)	2020 Target Bonus (as a % of Salary)
Joe Bob Perkins	230%	$2,070,000	125%
Matthew J. Meloy	200%	1,200,000	200%
Jennifer R. Kneale	100%	400,000	100%
Patrick J. McDonie	100%	500,000	100%
D. Scott Pryor	100%	500,000	100%
Robert M. Muraro	100%	500,000	100%

2019 Bonus Plan Funding Levels. Annual bonus awards are based upon a rigorous evaluation of results across a variety of financial, operational and strategic categories. Performance was measured against a combination of pre-established goals and key strategic business priorities within these categories and assessed based on a holistic evaluation by the Compensation Committee that reflects the complexity of our business and our desire to ensure that decision-making over the short-term remains focused on producing sustainable growth over the long term.

Success levels are evaluated based on past norms, expectations for growth, and unanticipated obstacles or opportunities that arise. Each of the categories in the plan are now given specific weightings: financial (60%), operational (30%), and sustainability (10%).

At the end of the performance year, the Compensation Committee determines the total amount to be allocated to the bonus pool based on its assessment of the Executive Management team’s achievements relative to the pre-established goals and our overall results for the year.

Evaluation of 2019 Performance

Our evaluation of performance in the annual incentive program includes consideration of performance on multiple factors within three general categories and with a safety category overlay:

Category	What it includes	Why it is important
Financial Performance	•Adjusted EBITDA •Balance sheet management	Adjusted EBITDA and balance sheet management together emphasize the importance of profitable growth grounded in prudent fiscal management
Operational Performance	•Volume growth •Commercial execution •Capital discipline •Project execution

Stresses the importance of operational excellence and optimization of asset utilization through increasing volumes, while focused on commercial execution and capital discipline – key drivers of value creation

Sustainability	•Talent management and development •Environmental, social and governance (ESG)

Promotes focus on investment in human capital and on incorporating the interests of all key stakeholders in the execution of our business strategy to help ensure that annual performance leads to sustainable long-term growth

Safety

•A holistic scorecard including quantitative and qualitative evaluation of incident rates, severity, process improvement, etc.

•Operates outside plan as a modifier that can reduce plan payout if performance is below expectations

Stresses critical nature of safe operations and reinforces philosophy that strong safety performance is an expectation and not a justification for increased incentive compensation

The table below provides the more specific items within the first three general categories that our Compensation Committee utilized when setting and determining the 2019 bonuses.

Category	Priorities/Goals	Achievements	Level of Performance
Financial Performance (60%)	EBITDA Goal: $1,300 million	•$1,436 million adjusted EBITDA achievement, despite 15% drop in natural gas and 33% drop in NGL prices during year •Highest EBITDA in Targa’s history	Far Exceeds
Balance Sheet Management: •Minimize external public equity needs •Maintain adequate liquidity to fund ongoing growth program

•Raised $1.7 billion of capital at accretive values (higher than comparable trading multiples) from (i) sale of a 45% interest in Badlands and (ii) sale of an equity method investment

•No equity issued for 2019, self-funded for equity capital

•Raised $2.5 billion from two senior notes offering at attractive terms in volatile market

Exceeds
Operational Performance (30%)	Volume Growth Goal: •20% Permian •10% total Field G&P Grand Prix •Exceed initial expectations for volumes	•Permian: 29% increase in 2019 •Total Field G&P: 12% increase in 2019 •Grand Prix volumes for 2019 were substantially higher than initial expectations	Far Exceeds
	Capital Spending Growth Capital: •$2.3 - $2.4 billion of growth capex •Improve oversight, process on efficiency of capital spending	•Growth capex of just under $2.3 billion •New planning/budgeting approach focused on capital allocation •Implemented new internal processes to provide top-down oversight on spending	Meets
	Commercial Execution: Focus on deals that leverage our integrated platform and increase our fee-based margin	•Successfully executed additional third-party transportation and fractionation contracts of significant size and value •Fee based margin increased from 70% in 2018 to 80% in 2019	Exceeds
	Commercial Execution: Complete 2019 growth program safely and on time	•Placed in service over $4 billion of new projects within budget expectations in the aggregate with strong timing and budgetary execution despite regulatory and other challenges	Meets
Sustainability (10%)	Talent management and development Environmental impact

•Maintained necessary staffing levels and held turnover at 12% flat despite tight labor market

•Added over 150 additional headcount for new facilities

•Completed Targa’s initial sustainability ESG report

Meets

2019 Bonus Plan Payouts. Based on the assessment described above for 2019, the Compensation Committee arrived at an annual bonus pool equal to 1.6 times the target level under the 2019 Bonus Plan. The Compensation Committee considered the Company’s safety performance as part of their overall evaluation. Our safety performance for 2019 included improvements in process and communication and reduction in overall incident rate, but also included an increase in severity. As a result of their review of safety performance, the Compensation Committee did not apply a factor to the calculated 1.6 payout shown in the table below.

	Consolidated Performance	Payout Factor	Weight	Weighted Factor
Financial	Far Exceeds	1.8	60%	1.1
Operational	Exceeds	1.4	30%	0.4
Sustainability	Meets	1.0	10%	0.1
TOTAL CALCULATED PAYOUT				1.60

Individual Performance Multiplier. The Compensation Committee also evaluated the executive group and each officer’s individual performance for the year and determined that there were no special circumstances that would be quantified applicable to any named executive officer’s performance for 2019. As a result, the Compensation Committee determined that a performance multiplier of 1.0x should be applied to each named executive officer for 2019 based on the officer’s individual performance and performance as part of the executive team.

Settlement of 2019 Bonus Awards. The following table reflects the actual awards received by our NEOs under the 2019 Bonus Plan:

NEO	Target Bonus ($)	Individual Performance Factor	Company Performance Factor	Actual Bonus Paid (Cash)	Actual Bonus Paid (Shares)(1)
Joe Bob Perkins	$2,070,000	1.00	1.6	$ ⸻	$3,312,000
Matthew J. Meloy	1,200,000	1.00	1.6	1,920,000	⸻
Jennifer R. Kneale	400,000	1.00	1.6	640,000	⸻
Patrick J. McDonie	500,000	1.00	1.6	800,000	⸻
D. Scott Pryor	500,000	1.00	1.6	800,000	⸻
Robert M. Muraro	500,000	1.00	1.6	800,000	⸻

(1)	Mr. Perkins took 100% of this approved 2019 bonus in the form of restricted stock units that vest one year from the date of grant.

2020 Target Bonus Opportunities. The table below summarizes target bonus opportunities for our NEOs for 2020.

NEO	Position as of March 1, 2020	2020 Target Bonus (as a % of Base Salary)	2020 Target Bonus ($)
Matthew J. Meloy	CEO	200%	$1,750,000
Joe Bob Perkins	Executive Chairman	125%	937,500
Jennifer R. Kneale	CFO	100%	575,000
Patrick J. McDonie	President — G&P	100%	525,000
D. Scott Pryor	President — Downstream	100%	525,000
Robert M. Muraro	Chief Commercial Officer	100%	525,000

Long-Term Equity Incentives

Equity compensation directly aligns the interests of the NEOs with those of our stockholders. In 2019, the Company granted equity compensation under our Stock Incentive Plan as follows:

Type of Equity Award	Weight	Description
Performance Share Units (PSUs)	50%

Vest at the end of three years contingent on the achievement of the Company’s total shareholder return (TSR) relative to the TSR of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods

Restricted Stock Units (RSUs)	50%	Vest in full at the end of a three-year period based solely on continued service; RSUs help to secure and retain executives and instill an ownership mentality

Target long-term equity incentive awards are expressed as a total dollar value based on a percentage of the NEO’s base salary. For awards granted in 2019, the specified percentage of each NEO’s base salary used for purposes of determining the amount of long-term equity incentive awards granted and the corresponding dollar values are set forth in the following table:

NEO	Target Award (as a % of Base Salary)	Target Award ($ Value)	Number of RSUs Granted (#)	Number of PSUs Granted (#)
Joe Bob Perkins	725%	$6,525,000	79,496	79,496
Matthew J. Meloy	500%	3,000,000	36,550	36,550
Jennifer R. Kneale	400%	1,600,000	19,493	19,493
Patrick J. McDonie	325%	1,625,000	19,798	19,798
D. Scott Pryor	325%	1,625,000	19,798	19,798
Robert M. Muraro	325%	1,625,000	19,798	19,798

The number of shares subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares measured over a period prior to the date of grant.

2019 PSU Plan Design

PSUs vest dependent on the satisfaction of certain service-related conditions and the Company’s TSR relative to the TSR of the members of the LTIP Peer Group measured over designated periods. For the 2019 PSUs, the LTIP Peer Group was composed of the following companies as of the date of grant:

2019 LTIP Peer Group
Buckeye Partners, L.P.	NuStar Energy, L.P.
Crestwood Equity Partners LP	ONEOK, Inc.
DCP Midstream Partners L.P.	Plains GP Holdings, L.P.
Enable Midstream Partners L.P.	Tallgrass Energy, L.P.
EnLink Midstream Partners L.P.	Williams Companies, Inc.
Genesis Energy, L.P.

The LTIP Peer Group is a subset of the midstream companies included in the 2019 compensation peer group. The LTIP Peer Group is designed to include only those midstream oil & gas companies closest in size to the Company for purpose of the TSR comparison. The Compensation Committee has the ability to modify the LTIP Peer Group in the event a company listed above ceases to be publicly traded or another significant event occurs and a company is determined to no longer be one of the Company’s peers. The Compensation Committee made a modification to the 2019 LTIP Peer Group due to an acquisition of one of the peer companies that occurred during 2019.

The overall performance period for the 2019 PSUs begins on January 1, 2019 and ends on December 31, 2021. The TSR performance factor is determined by the Compensation Committee at the end of the overall performance period based on relative TSR performance over the designated weighting periods as follows:

Weighting Period	Percent of Award
Annual relative TSR for Year 1	25%
Annual relative TSR for Year 2	25%
Annual relative TSR for Year 3	25%
Cumulative relative TSR over the three-year performance period	25%
100%

With respect to each weighting period, the Compensation Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period compared to the LTIP Peer Group as follows:

Relative TSR Attainment	Guideline Performance Percentage* (% of target)
Below 25th percentile	0%
25th percentile	50%
50th Percentile	100%
75th percentile or higher	250%

* Payout for performance between threshold and target or between target and maximum will be calculated using straight line interpolation.

Overall TSR performance results will be calculated by averaging the guideline performance percentage for each weighting period. The average performance percentage may then be decreased or increased by the Compensation Committee in order to address factors such as changes to the performance peers, anomalies in trading during the selected trading days or other business performance matters. For these purposes, TSR performance is typically calculated as follows, using a 10-day average stock price at the beginning and following the end of each performance period:

TSR =	Average closing price at end of period + dividends paid over period
Average closing price at beginning of period

Provided the NEO remains continuously employed through the end of 2021, then vesting will occur, as soon as practicable following December 31, 2021, when the Compensation Committee determines applicable performance levels. The NEO will receive PSUs equal to the target number awarded multiplied by the final Compensation Committee determined TSR performance factor. Vested PSUs will be settled by the issuance of Company common stock.

In addition, at the time the PSUs are settled, the NEOs would also receive a cash payment equal to the amount of cash dividends accrued with respect to a share of common stock over the three-year period, times the number of shares earned.

2017 – 2019 PSU Plan Payout

The PSUs granted to our NEOs in 2017 were structured similarly to the 2019 PSUs described above and had an aggregate performance period that ended on December 31, 2019. On January 16, 2020, our Compensation Committee determined that the overall vesting percentage that was earned for the 2017 PSUs was 120% of target grant amounts, and the corresponding shares became vested.

Performance Period	Targa Percentile Rank	Weight	Percent of Target Earned
Year 1 TSR	45th	25%	92%
Year 2 TSR	56th	25%	130%
Year 3 TSR	56th	25%	130%
Cumulative 3 year TSR	56th	25%	130%
Weighted Average			120%

Due to the fact that vesting did not occur until our Compensation Committee determined the achievement of applicable performance goals at the beginning of 2020, these awards were still deemed to be “outstanding” as of December 31, 2019 for purposes of the compensation tables that follow this CD&A.

2020 – 2022 PSU Plan Design

In January 2020 we granted PSU awards to our NEOs that contained certain differences from the PSUs granted in prior years. The 2020 PSUs will measure performance over a single three-year performance period. We also made a change to our performance peer group, with TSR measured relative to the companies that make up the Alerian US Midstream Index (AMUS), using the following payout schedule:

Relative TSR Attainment vs. Companies in the Alerian US Midstream Index	Guideline Performance Percentage (% of target)
Below 25th percentile	0%
25th percentile	50%
55th percentile	100%
75th percentile or higher	250%

As shown in the table, we also shifted our target payout to 55th percentile to ensure that a target payout requires performance above the median of our performance peers. Payout for performance between threshold and target or between target and maximum will be calculated using straight line interpolation.

OTHER EXECUTIVE COMPENSATION PRACTICES AND POLICIES

Stock Ownership Guidelines

In May 2017, our Compensation Committee adopted Stock Ownership Guidelines for our independent directors and officers. We believe that our Stock Ownership Guidelines align the interests of our named executive officers and independent directors with the interests of our stockholders. The guidelines below were established with advice from the Compensation Consultant and are believed to follow market standards.

Ownership Requirement
Chief Executive Officer	5.0 x base salary
Other NEOs	3.0 x base salary
Nonemployee Directors	5.0 x annual cash retainer

The CEO, executive officers and directors have five years from the date first subject to the guidelines to meet the applicable ownership levels. Stock owned directly by an officer or independent director as well as unvested restricted stock units will count for purposes of determining stock ownership levels.

Anti-Hedging and Anti-Margining Policy

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

Recoupment Clawback Policy

In December 2019, our Board adopted an executive compensation clawback policy which provides that performance-based incentive compensation paid to our officers who are subject to Section 16 of the Exchange Act may be recovered by us in the event of a restatement of the Company's financial results or under certain other circumstances, such as an officer’s misconduct that results in an adverse impact on the Company’s financial performance. In connection with such events, the Compensation Committee will have the right to require the reimbursement or forfeiture of any performance-based incentive payments, including payments under the annual incentive plan and performance-based PSUs, paid to the officer to the extent permitted by applicable law. The clawback policy will apply to all performance-based incentive compensation granted following the adoption of the clawback policy.

In addition, the Company will take action to modify the clawback policy to comply with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 should the SEC determine and implement final rules. Furthermore, restricted stock, restricted stock unit and performance share unit agreements covering awards made to our named executive officers and other applicable employees include language providing that any compensation, payments or benefits provided under such an award (including profits realized from the sale of earned shares) are subject to clawback to the extent required by applicable law.

Compensation Risk Assessment

The Compensation Committee reviews the relationship between our risk management policies and compensation policies and practices each year and, for 2019, has concluded that we do not have any compensation policies or practices that expose us to excessive or unnecessary risks that are reasonably likely to have a material adverse effect on us. Because our Compensation Committee retains the sole discretion for determining the actual amount paid to executives pursuant to our annual incentive bonus program, our Compensation Committee is able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts. In addition, the performance objectives applicable to our annual bonus program consist of diverse company-wide and business unit goals, including commercial, operational and financial goals to support our business plan and priorities, which we believe lessens the potential incentive to focus on meeting certain short-term goals at the expense of longer-term risk. Further, our use of long-term equity incentive compensation for 2019 with three-year vesting periods in combination with meaningful ownership requirements serves our executive compensation program’s goal of aligning the interests of executives and shareholders, thereby reducing the incentives to unnecessary risk-taking.

Retirement, Health and Welfare, and Other Benefits

Employees are eligible to participate in a section 401(k) tax-qualified, defined contribution plan (the “401(k) Plan”), which helps employees save for retirement through a tax-advantaged combination of employee and company contributions and directly manage their retirement plan assets through a variety of investment options. Under the plan, participants may elect to defer up to 30% of their eligible compensation on a pre-tax basis (or on a post-tax basis via a Roth contribution), subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). In addition, we make the following contributions to the 401(k) Plan for the benefit of our employees, including our NEOs: (i) 3% of the employee’s eligible compensation, and (ii) an amount equal to the employee’s contributions to the 401(k) Plan up to 5% of the employee’s eligible compensation. In addition, we may also make discretionary contributions to the 401(k) Plan for the benefit of employees depending on our performance. Company contributions to the 401(k) Plan may be subject to certain limitations under the Code for certain employees. We do not maintain a defined benefit pension plan or a nonqualified deferred compensation plan for our NEOs or other employees.

All full-time employees, including our NEOs, may participate in our health and welfare benefit programs, including medical, life insurance, dental coverage and disability insurance. It is the Compensation Committee’s policy not to pay for perquisites for any of our NEOs, other than minimal parking subsidies.

Change in Control and Severance Benefits

Our ability to build the exceptional leadership team we have today was due in large part to our having the full complement of compensation tools available to us and the flexibility to use them. This includes the ability to leverage change in control and severance benefits.

The Compensation Committee believes that together, our change in control and severance benefits, which are guided by our governance practices and policies, are well-aligned with those of our peers. More importantly, they foster stability and focus within the senior leadership team by helping to ensure that personal concerns regarding job security do not get in the way of mergers, reorganizations or other transactions that may be in the best interest of shareholders.

Please see “Executive Compensation—Potential Payments Upon Termination or Change in Control” below for further information.

Accounting Considerations

We account for the equity compensation expense for our employees, including our named executive officers, under the rules of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, which requires us to record an expense for each award of long-term equity incentive compensation over the vesting period of the award based on the fair value at the grant date. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Tax Considerations

We consider the impact of various tax rules in implementing our compensation program. Section 162(m) of the Code (“Section 162(m)”) generally limits the deductibility by a corporation of compensation in excess of $1,000,000 paid to certain executive officers. Due to the fact that our executive officers provide services to both us and to certain non-corporate subsidiaries, we have historically designed incentive awards that are not subject to the deduction limitations of Section 162(m). However, during the 2019 year, new proposed regulations were published with respect to Section 162(m) that will alter the way that compensation is allocated between services to us and our subsidiaries, and certain compensation granted to our covered executive officers may become subject to the deductibility restrictions of 162(m). Our Compensation Committee believes that its primary responsibility is to provide a compensation program that is consistent with its compensation philosophy and supports the achievement of its compensation objectives. Therefore the Compensation Committee has retained the authority to grant appropriate compensation items or awards to our service providers notwithstanding an adverse tax or accounting treatment for that compensation.

Compensation Committee Report

In fulfilling its oversight responsibilities, the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Based on these reviews and discussions, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

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

The board of directors of our general partner:

Joe Bob Perkins	James W. Whalen	Charles R. Crisp
Waters S. Davis, IV	Robert B. Evans	Laura C. Fulton
Ershel C. Redd Jr.	Chris Tong	Rene R. Joyce
Beth A. Bowman

EXECUTIVE COMPENSATION

Summary Compensation Table for 2019

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2019, 2018 and 2017. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2) (3)	All Other Compensation (4)	Total
Joe Bob Perkins	2019	$ 891,667	—	$ 11,545,172	$ 23,710	$12,460,549
Chief Executive Officer	2018	833,333	—	12,624,959	23,310	13,481,602
	2017	745,833	—	4,552,878	23,184	5,321,895

Matthew J. Meloy	2019	$ 587,500	$ 1,920,000	$ 3,921,450	$ 23,710	$ 6,452,660
President	2018	516,667	1,115,625	3,914,716	23,037	5,570,045
	2017	472,500	418,800	4,901,220	22,814	5,815,334

Jennifer R. Kneale	2019	$ 391,667	$ 640,000	$ 2,091,404	$ 23,274	$ 3,146,345
Chief Financial Officer	2018	332,500	446,250	1,166,427	22,535	1,967,712

Patrick J. McDonie	2019	$ 495,833	$ 800,000	$ 2,124,127	$ 23,492	$ 3,443,452
President – Gathering and Processing	2018	466,667	807,500	1,803,674	22,928	3,100,769
	2017	422,633	221,000	3,977,300	22,685	4,643,618

D. Scott Pryor	2019	$ 495,833	$ 800,000	$ 2,124,127	$ 23,492	$ 3,443,452
President - Logistics and Marketing	2018	466,667	807,500	1,803,674	22,928	3,100,769
	2017	419,167	221,000	3,969,916	22,630	4,632,713

Robert M. Muraro	2019	$ 491,667	$ 800,000	$ 2,124,127	$ 23,492	$ 3,439,286
Chief Commercial Officer	2018	433,333	765,000	1,666,299	22,764	2,887,396
	2017	331,667	168,000	6,037,998	22,234	6,559,899

(1)

For 2019, amounts reported in the “Bonus” column represents the portion of the bonus awarded pursuant to our 2019 Bonus Plan that was paid to the named executive officers in cash. The Compensation Committee approved settlement of the 2019 bonuses in a combination of cash and restricted stock unit awards. Specifically, the Compensation Committee determined that 100% of our Chief Executive Officer’s total bonus would be settled in the form of restricted stock unit awards, resulting in the Chief Executive Officer receiving restricted stock unit awards with a grant date value corresponding to approximately 160% of his target bonus amounts under the 2019 Bonus Plan. The Compensation Committee also determined that each other named executive officer’s total bonus amount would be settled in cash. The restricted stock unit awards granted to the Chief Executive Officer will vest in full one year after the date of award, subject to continued employment of the Chief Executive Officer through that date. These awards were granted on January 16, 2020 and will therefore be reported as equity award compensation in the Summary Compensation Table for 2020 in accordance with SEC rules. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2019—Annual Incentive Bonus.” As discussed above, payments pursuant to our Bonus Plan are discretionary and not based on specific objective performance measures.

(2)

Amounts reported in the “Stock Awards” column for 2019 represent the aggregate grant date fair value of restricted stock unit and performance share unit awards granted under our Stock Incentive Plan in 2019 (including restricted stock unit awards granted on January 17, 2019 in connection with 100% of the bonus for the Chief Executive Officer under the 2018 Bonus Plan that we granted in the form of restricted stock units) computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. Assumptions used in the calculation of these amounts are included in Note 24—Compensation Plans to our “Consolidated Financial Statements” included in our Annual Report on Form 10-K for fiscal year 2019. Detailed information about the value attributable to specific awards is reported in the table under “—Grants of Plan-Based Awards for 2019” below. The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on January 17, 2019, assuming vesting will occur, is $42.83. The grant date fair value of each performance share unit subject to the performance share unit awards granted on January 17, 2019, assuming vesting will occur, is $64.46, which is the per unit fair value determined using a Monte Carlo Simulation valuation methodology in accordance with FASB ASC Topic 718. Assuming, instead, a payout percentage for these performance unit awards of 250%, which is the maximum payout percentage under the awards, the aggregate grant date fair value of the equity-settled performance unit awards granted on January 17, 2019 for each named executive officer is as follows: Mr. Perkins – $12,810,780; Mr. Meloy – $5,890,033; Ms. Kneale – $3,141,297; Mr. McDonie – $3,190,448; Mr. Pryor – $3,190,448; and Mr. Muraro – $3,190,448. For 2018, the Compensation Committee provided that bonuses to our named executive officers under the 2018 Bonus Plan would be (i) 100% restricted stock unit awards equal to the Chief Executive Officer’s total bonus amount and (ii) cash equal to each of the other named executive officer’s total bonus amount. The restricted stock unit award will vest in full three years after the date of award, subject to continued employment of the Chief Executive Officer through that date. Because this award was granted on January 17, 2019, it is reported as compensation in the Summary Compensation Table for 2019 in accordance with SEC rules. For 2017, the Compensation Committee provided that bonuses to our named executive officers under the 2017 Bonus Plan would be (i) 100% restricted stock unit awards equal to the Chief Executive Officer’s total bonus amount and (ii) a combination of cash equal to 50% of each of the other named executive officer’s total bonus amount and restricted stock unit awards equal to each other named executive officer’s total bonus amount. These restricted stock unit awards will vest in full three years after the date of award, subject to continued employment of the officers through that date. Because these awards were granted on January 17, 2018, they are reported as compensation in the Summary Compensation Table for 2018 in accordance with SEC rules.

(3)

On January 12, 2018, the Compensation Committee awarded a special performance/retention award to Mr. Perkins. The special performance/retention award consisting of 80,000 units was granted in the form of restricted stock units that vested 50% on December 31, 2018 and 50% on December 31, 2019.

(4)

For 2019, “All Other Compensation” includes (i) the aggregate value of all employer-provided contributions to our 401(k) plan and (ii) the dollar value of life insurance premiums paid by the Company with respect to life insurance for the benefit of each named executive officer.

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
Joe Bob Perkins	$ 22,400	$ 1,310	$ 23,710
Matthew J. Meloy	22,400	1,310	23,710
Jennifer R. Kneale	22,400	874	23,274
Patrick J. McDonie	22,400	1,092	23,492
D. Scott Pryor	22,400	1,092	23,492
Robert M. Muraro	22,400	1,092	23,492

Grants of Plan-Based Awards for 2019

The following table and the footnotes thereto provide information regarding grants of plan-based equity awards made to the named executive officers during 2019:

Name	Grant Date	Estimated Future Payouts Under Performance Share Unit Awards			Equity Awards: Number of Units	Grant Date Fair Value of Equity Awards (3)
		Threshold (#)	Target (#)	Maximum (#)
Mr. Perkins	01/17/19 (1)	39,748	79,496	198,740	79,496	$ 8,529,126
	01/17/19 (2)				70,419	3,016,046

Mr. Meloy	01/17/19 (1)	18,275	36,550	91,375	36,550	3,921,450

Ms. Kneale	01/17/19 (1)	9,747	19,493	48,733	19,493	2,091,404

Mr. McDonie	01/17/19 (1)	9,899	19,798	49,495	19,798	2,142,127

Mr. Pryor	01/17/19 (1)	9,899	19,798	49,495	19,798	2,124,127

Mr. Muraro	01/17/19 (1)	9,899	19,798	49,495	19,798	2,124,127

(1)

The grants on January 17, 2019 are the annual long-term equity incentive awards for 2019 granted to our named executive officers in the form of restricted stock unit and performance share unit awards granted under our Stock Incentive Plan. For a detailed description of how performance achievements will be determined for performance share units, see “Compensation Discussion and Analysis – 2019 Components of Executive Compensation Program In Detail – 2019 PSU Plan Design.”

(2)

The grant on January 17, 2019 is a restricted stock unit award granted to Mr. Perkins in lieu of 100% of the cash payments under the 2018 Bonus Plan. The restricted stock unit awards that will be granted to Mr. Perkins with respect to the 2019 Bonus Plan were not granted until January 2020, therefore are not reflected within this table.

(3)

The value within the “Grant Date Fair Value of Equity Awards” column was determined by multiplying the shares awarded by the grant date fair value per share computed in accordance with FASB ASC Topic 718: $42.83 for the January 17, 2019 restricted stock unit awards; and $64.46 for the January 17, 2019 performance share units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2019 salaries, bonuses, incentive plans and awards is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2019 restricted stock unit and performance share unit awards under our Stock Incentive Plan. Further discussion regarding restricted stock units granted in January 2019 in lieu of a cash payment under our 2018 Bonus Plan are described in our proxy statement for our 2019 annual meeting of stockholders, filed with the Securities and Exchange Commission on March 29, 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding equity-based awards outstanding as of December 31, 2019 for each of our named executive officers. None of our named executive officers held any outstanding stock option awards as of December 31, 2019.

	Stock Awards
Name	Number of Shares That Have Not Vested (1)	Market Value of Shares That Have Not Vested (2)	Performance Share Units: Number of Unearned Units That Have Not Vested (3)	Performance Share Units: Market or Payout Value of Unearned Units That Have Not Vested (4)
Joe Bob Perkins	307,042	$ 12,536,525	139,891	$ 5,711,750
Matthew J. Meloy	148,136	6,048,393	69,814	2,850,506
Jennifer R. Kneale	77,572	3,167,265	30,154	1,231,188
Patrick J. McDonie	99,029	4,043,354	35,107	1,433,422
D. Scott Pryor	98,897	4,037,965	35,107	1,433,422
Robert M. Muraro	136,956	5,591,913	34,385	1,403,942

(1)	Represents the following shares of restricted stock units (and earned performance units) under our Stock Incentive Plan held by our named executive officers:

	Joe Bob Perkins	Matthew J. Meloy	Jennifer R. Kneale	Patrick J. McDonie	D. Scott Pryor	Robert M. Muraro
January 6, 2016 Award (a)	—	—	10,000	—	—	—
January 20, 2017 Award (b)	25,742	10,190	—	6,929	6,929	7,500
January 20, 2017 Award (c)	—	50,000	30,000	45,000	45,000	60,000
January 20, 2017 Award (d)	30,891	12,228	—	8,315	8,315	9,000
February 28, 2017 Award (e)	7,676	4,383	720	2,610	2,478	974
July 23, 2017 Award (f)	—	—	—	—	—	25,000
August 1, 2017 Award (g)	—	—	7,080	—	—	—
January 17, 2018 Award (h)	46,987	26,383	7,915	11,935	11,935	11,307
January 17, 2018 Award (i)	45,831	8,402	2,364	4,442	4,442	3,377
January 17, 2019 Award (j)	79,496	36,550	19,493	19,798	19,798	19,798
January 17, 2019 Award (k)	70,419	—	—	—	—	—
Total	307,042	148,136	77,572	99,029	98,897	136,956

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

(d)

The awards in this row originally related to performance share units granted in 2017, but for which the performance period ended on December 31, 2019. Because the awards were no longer subject to performance conditions, but would not be deemed “vested” until the Compensation Committee determined performance levels in early 2020, they are still deemed to be outstanding for purposes of this table, subject only to time-based vesting requirements. The target awards were multiplied by 120%, the actual adjustment factor applied to the awards upon determination of performance levels in 2020.

(e)

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

(f)

The restricted stock units awarded July 23, 2017 as a retention grant vest on July 23, 2020, contingent upon continuous employment through the end of the performance period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

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

(j)

The restricted stock units awarded January 17, 2019 are subject to the following vesting schedule: 100% of the restricted stock units vest on January 17, 2022, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

(k)

The restricted stock units awarded January 17, 2019 in settlement of an award under the 2018 Bonus Plan are subject to the following vesting schedule: 100% of the restricted stock units vest January 17, 2022, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the vesting period.

The treatment of the outstanding restricted stock unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(2)

The dollar amounts shown are determined by multiplying the number of shares of restricted stock units reported in the table by the closing price of a share of our common stock on December 31, 2019 ($40.83), which was the last trading day of fiscal 2019. The amounts do not include any related dividends accrued with respect to the awards.

(3)	Represents the following performance share units linked to the performance of the Company’s common stock held by our named executive officers:

	January 17, 2018 Award		January 17, 2019 Award
	Awards Granted	(a) Adjusted for Performance Factor (TSR)	Awards Granted	(b) Adjusted for Performance Factor (TSR)
Joe Bob Perkins	46,987	54,035	79,496	85,856
Matthew J. Meloy	26,383	30,340	36,550	39,474
Jennifer R. Kneale	7,915	9,102	19,493	21,052
Patrick J. McDonie	11,935	13,725	19,798	21,382
D. Scott Pryor	11,935	13,725	19,798	21,382
Robert R. Muraro	11,307	13,003	19,798	21,382

     ____________

(a)

Reflects the target number of performance share units granted to the named executive officers on January 17, 2018 multiplied by a performance percentage of 115%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2019 performance. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends December 31, 2020, and the Company’s performance over the applicable performance period measured against a peer group of companies. The underlying shares of stock are not issued until vesting levels have been determined by the Compensation Committee.

(b)

Reflects the target number of performance share units granted to the named executive officers on January 17, 2019 multiplied by a performance percentage of 108%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2019 performance. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends December 31, 2021, and the Company’s performance over the applicable performance period measured against a peer group of companies. The underlying shares of stock are not issued until vesting levels have been determined by the Compensation Committee.

The treatment of the outstanding performance share unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(4)

The dollar amounts shown are determined by multiplying the number of shares of performance share units reported in the table by the closing price of a share of our common stock on December 31, 2019 ($40.83), which was the last trading day of fiscal 2019. The amounts do not include any related dividends accrued with respect to the awards.

Option Exercises and Stock Vested in 2019

The following table provides the amount realized during 2019 by each named executive officer upon the vesting of restricted stock and restricted stock units. None of our named executive officers exercised any option awards during the 2019 year and, currently, there are no options outstanding under any of our plans.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Joe Bob Perkins	170,804	7,230,851
Matthew J. Meloy	47,799	2,038,507
Jennifer R. Kneale	7,905	307,220
Patrick J. McDonie	36,174	1,542,182
D. Scott Pryor	39,068	1,669,658
Robert M. Muraro	10,779	417,761

(1)

Computed with respect to the restricted stock awards granted under our Stock Incentive Plan by multiplying the number of shares of stock vesting by the closing price of a share of common stock on the January 19, 2019 vesting date ($43.50), the February 28, 2019 vesting date ($40.24), the August 1, 2019 vesting date ($37.37) and the December 31, 2019 vesting date ($40.83) and does not include associated dividends accrued during the vesting period.

Pension Benefits

Other than our 401(k) Plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

Aggregate Payments

The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under the Change in Control Program (described below) and Stock Incentive Plan upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2019. Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2019 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Change in Control (No Termination)	Qualifying Termination Following Change in Control	Termination by us without Cause	Termination for Death or Disability
Joe Bob Perkins	$ 20,280,865	$ 29,234,591	—	$ 20,280,865
Matthew J. Meloy	10,423,248	15,881,403	—	10,423,248
Jennifer R. Kneale	5,214,049	7,614,049	—	5,214,049
Patrick J. McDonie	6,497,469	9,560,031	—	6,497,469
D. Scott Pryor	6,490,759	9,548,914	—	6,490,759
Robert R. Muraro	8,395,350	11,453,505	—	8,395,350

Executive Officer Change in Control Severance Program

We adopted the Change in Control Program on and effective as of January 12, 2012. Each of our named executive officers was an eligible participant in the Change in Control Program during the 2019 calendar year.

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

The following table reflects payments that would have been made to each of the named executive officers under the Change in Control Program in the event there was a Change in Control and the officer incurred a Qualifying Termination, in each case as of December 31, 2019.

Name	Qualifying Termination Following Change in Control (1)
Joe Bob Perkins	$8,953,726
Matthew J. Meloy	5,458,155
Jennifer R. Kneale	2,400,000
Patrick J. McDonie	3,062,562
D. Scott Pryor	3,058,155
Robert R. Muraro	3,058,155

(1)

Includes 3 years’ worth of continued participation in our medical and dental plans, calculated based on the monthly employer-paid portion of the premiums for our medical and dental plans as of December 31, 2019 for each named executive officer and the officer’s eligible dependents in the following amounts: (a) Mr. Perkins – $43,726, (b) Mr. Meloy – $58,155, (c) Ms. Kneale– 0, (d) Mr. McDonie – $62,562, (e) Mr. Pryor – $58,155, and (f) Mr. Muraro—$58,155.

Stock Incentive Plan

Our named executive officers held outstanding restricted stock units under our form of restricted stock unit agreement (the “Stock Agreement”), and performance share units under our form of performance share unit agreement (the “Performance Agreement”) and the Stock Incentive Plan as of December 31, 2019. If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, (a) the restricted stock units granted to the officer under the Stock Agreement, and related dividends then credited to the officer, will fully vest on the date upon which such Change in Control occurs, and (b) the performance share units granted to the officer under the Performance Agreement and related dividends credited to the officer will vest based on a performance factor as of the date of the Change in Control determined by the Compensation Committee. The 2019 performance share units have four separate performance periods: (1) the 2019 calendar year, (2) the 2020 calendar year, (3) the 2021 calendar year, and (4) the entirety of the performance period between January 1, 2019 and December 31, 2021. Upon a Change in Control transaction, the Compensation Committee will take into account the average of the performance level achieved for each of the four performance periods, using the actual performance level achieved with respect to any completed period, and a deemed performance percentage of 100% for any performance period that has not been completed. The average percentage may then be decreased or increased by the Compensation Committee in its discretion. The Performance Agreements governing awards granted in 2017 and 2018 vest under the same performance schedules as described above with respect to the 2019 awards, with appropriate adjustments for the years at issue.

Restricted stock units and performance share units granted to a named executive officer under the Stock Agreement and Performance Agreement, and related dividends then credited to the officer, will also fully vest if the named executive officer’s employment is terminated by reason of death or a “Disability” (as defined below). If a named executive officer’s employment with us is terminated for any reason other than death or Disability, then the officer’s unvested restricted stock units and performance share units are forfeited to us for no consideration, except that (other than with respect to retention grants for Mr. Perkins, Mr. Meloy, Ms. Kneale, Mr. McDonie, Mr. Pryor and Mr. Muraro), if a named executive officer retires or otherwise has a voluntary resignation, the officer’s awards will continue to vest on the original vesting schedule if, from the date of the officer’s retirement or termination through the applicable vesting date, the named executive officer has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).

The following terms generally have the following meanings for purposes of the Stock Incentive Plan, Stock Agreements and Performance Agreements:

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

The following table reflects amounts that would have been received by each of the named executive officers under the Stock Incentive Plan and related Stock Agreements and Performance Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability, each as of December 31, 2019. The amounts reported below assume that the price per share of our common stock was $40.83, which was the closing price per share of our common stock on December 31, 2019 (the last trading day of fiscal 2019). No amounts are reported assuming retirement as of December 31, 2019, since additional conditions must be met following a named executive officer’s retirement in order for any restricted stock awards or restricted stock units to become vested.

Name	Change in Control		Termination for Death or Disability
Joe Bob Perkins	$ 20,280,865	(1)	$20,280,865	(1)
Matthew J. Meloy	10,423,248	(2)	10,423,248	(2)
Jennifer R. Kneale	5,214,049	(3)	5,214,049	(3)
Patrick J. McDonie	6,497,469	(4)	6,497,469	(4)
D. Scott Pryor	6,490,759	(5)	6,490,759	(5)
Robert R. Muraro	8,395,350	(6)	8,395,350	(6)

(1)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $1,051,046, and $281,103, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(b) $1,261,280, and $337,330, respectively, relate to performance share units and related dividend rights granted on January 17, 2017, where the performance period ended on December 31, 2019; however, the awards deemed “earned” were still deemed to be outstanding as of December 31, 2019, therefore a Change in Control or termination due to death or Disability could accelerate the time at which the awards could be settled with the executive;

(c) $313,411, and $76,837, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(d) $1,918,479, and $342,065, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(e) $1,871,280, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in settlement of an award under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021;

(f) $2,206,249, and $393,375, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(g) $3,245,822, and $289,365, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022;

(h) $2,875,208, and $0, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2019, in settlement of an award under the 2018 Bonus Plan, which are scheduled to vest January 17, 2022; and

(i) $3,505,500, and $312,515, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, which have an aggregate performance period that will end on December 31, 2021.

(2)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $416,058, and $111,275, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(b)   $499,269, and $133,530, respectively, relate to performance share units and related dividend rights granted on January 17, 2017, where the performance period ended on December 31, 2019; however, the awards deemed “earned” were still deemed to be outstanding as of 12/31/2019, therefore a Change in Control or termination due to death or Disability could accelerate the time at which the awards could be settled with the executive;

(c) $2,041,500, and $546,000, respectively, relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(d) $178,958, and $43,874, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(e) $1,077,218, and $192,068 respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(f) $343,054, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of an award under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021;

(g) $1,238,782, and $220,875, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(h) $1,492,337, and $133,042, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022; and

(i) $1,611,723, and $143,685, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, which have an aggregate performance period that will end on December 31, 2021.

(3)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a)  $408,300, and $145,600, respectively, relate to restricted stock units and related dividend rights granted on January 6, 2016, which are scheduled to vest (i) 50% on January 6, 2020 and (ii) 50% on January 6, 2021;

(b) $1,224,900, and $327,600, respectively, relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(c) $29,398, and $7,207, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(d) $289,076, and $63,720, respectively, relate to restricted stock units and related dividend rights granted on August 1, 2017, which are scheduled to vest August 1, 2020;

(e) $323,169, and $57,621, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(f) $96,522, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of an award under the 2017 Bonus Plan which are scheduled to vest January 17, 2021;

(g) $371,635, and $66,265, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(h) $795,899, and $70,955, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022; and

(i) $859,553, and $76,629, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, December 31, 2021.

(4)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $282,911, and $75,665, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(b) $339,501, and $90,798, respectively, relate to performance share units and related dividend rights granted on January 17, 2017, where the performance period ended on December 31, 2019; however, the awards deemed “earned” were still deemed to be outstanding as of 12/31/2019, therefore a Change in Control or termination due to death or Disability could accelerate the time at which the awards could be settled with the executive;

(c) $1,837,350, and $491,400, respectively, relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(d) $106,566, and $26,126, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(e) $487,306, and $86,887, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(f) $181,367, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of an award under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021;

(g) $560,402, and $99,920, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(h) $808,352, and $72,065, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022; and

(i) $873,021, and $77,830, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, which have an aggregate performance period that will end on December 31, 2021.

(5)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $282,911, and $75,665, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(b) $339, 501, and $90,800, respectively, relate to performance share units and related dividend rights granted on January 17, 2017, where the performance period ended on December 31, 2019; however, the awards deemed “earned” were still deemed to be outstanding as of 12/31/2019, therefore a Change in Control or termination due to death or Disability could accelerate the time at which the awards could be settled with the executive;

(c) $1,837,350, and $491,400, respectively, relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(d) $101,177, and $24,805, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(e) $487,306, and $86,887, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(f) $181,367, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of an award under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021;

(g) $560,402, and $99,920, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(h) $808,352, and $72,065, respectively, relate to the restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022; and

(i) $873,021, and $77,830, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, December 31, 2021.

(6)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column:

(a) $306,225, and $81,900, respectively, relate to restricted stock units and related dividend rights granted on January 20, 2017, which are scheduled to vest on January 20, 2020;

(b) $367,470, and $98,280, respectively, relate to performance share units and related dividend rights granted on January 17, 2017, where the performance period ended on December 31, 2019; however, the awards deemed “earned” were still deemed to be outstanding as of 12/31/2019, therefore a Change in Control or termination due to death or Disability could accelerate the time at which the awards could be settled with the executive;

(c) $2,449,800, and $655,200, respectively, relate to restricted stock units awarded January 20, 2017 as a retention grant which vest (i) 30% on January 20, 2021, (ii) 30% on January 20, 2022 and (iii) 40% on January 20, 2023, contingent upon continuous employment;

(d) $39,768, and $9,750, respectively, relate to restricted stock units and related dividend rights granted on February 28, 2017, in partial settlement of an award under the 2016 Bonus Plan, which are scheduled to vest on February 28, 2020;

(e) $1,020,750, and $227,500, respectively, relate to the restricted stock units awarded July 23, 2017 as a retention grant, which are scheduled to vest July 23, 2020, contingent upon continuous employment;

(f) $461,665, and $82,314, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, which are scheduled to vest January 17, 2021;

(g) $137,883, and $0, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2018, in partial settlement of an award under the 2017 Bonus Plan, which are scheduled to vest January 17, 2021;

(h) $530,915, and $94,662, respectively, relate to performance share units and related dividend rights granted on January 17, 2018, which have an aggregate performance period that will end on December 31, 2020;

(i) $808,352, and $72,065, respectively, relate to restricted stock units and related dividend rights granted on January 17, 2019, which are scheduled to vest January 17, 2022; and

(j) $873,021, and $77,830, respectively, relate to performance share units and related dividend rights granted on January 17, 2019, December 31, 2021.

Director Compensation

The following table sets forth the compensation earned by our non-employee directors for 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Charles R. Crisp	$ 145,000	$ 135,685	$280,685
Ershel C. Redd Jr.	107,500	135,685	243,185
Chris Tong	114,375	135,685	250,060
Laura C. Fulton	122,500	135,685	258,185
Waters S. Davis, IV	130,000	135,685	265,685
Rene R. Joyce	107,500	135,685	243,185
Robert B. Evans	125,000	135,685	260,685
Beth A. Bowman	113,125	135,685	248,810

(1)

Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted shares of our common stock with a one-year vesting period awarded to the non-employee directors under our Stock Incentive Plan, computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion contained in the Notes to Consolidated Financial Statements at Note 24 – Compensation Plans included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 17, 2019, each director received 3,168 restricted shares of our common stock in connection with their 2019 service on our Board of Directors, and the grant date fair value of each share of common stock computed in accordance with FASB ASC Topic 718 was $42.83. As of December 31, 2019, each of the directors still held the outstanding restricted shares granted to them in 2019, and none of our non-employee directors held any outstanding stock options.

Narrative to Director Compensation Table

For 2019, all non-employee directors received a cash retainer of $100,000. The lead director and the Chairman of the Audit Committee each received an additional annual retainer of $20,000, the Chairman of the Compensation Committee received an additional annual retainer of $15,000 and the Chairman of the Nominating and Governance Committee and the Chairman of the Risk Management Committee each received an additional retainer of $10,000. Each committee member received an additional annual retainer of $7,500 for each committee on which they served. Payment of non-employee director retainers are made quarterly. All non-employee directors are reimbursed for out-of-pocket expenses incurred in attending Board of Director and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, Messrs. Whalen and Perkins have been omitted from the table. Because Mr. Perkins is a named executive officer for 2019, the Summary Compensation Table reflects the total compensation he received for services performed for us and our affiliates. Mr. Whalen, who serves as Executive Chairman of the Board is an executive officer who does not receive any additional compensation for services provided as a director. Due to the fact that Mr. Whalen is not a named executive officers his employee compensation is omitted from the table above and the Summary Compensation Table herein.

Director Long-term Equity Incentives. We granted equity awards in January 2019 to our non-employee directors serving at that time under the Stock Incentive Plan. Each of these directors received an award of 3,168 restricted shares of our common stock with a one-year vesting period. These grants reflect our intent to provide our directors with a target value of approximately $130,000 in annual long-term incentive awards. The awards are intended to align the long-term interests of our directors with those of our shareholders.

Changes for 2020

Director Compensation.  For 2020, the annual cash retainer was increased to $115,000, the equity compensation portion of the retainer was increased to $150,000 and the retainer provided to directors for each committee on which they serve was eliminated. The lead director retainer was increased to $25,000 per year, the Audit Committee chair retainer was increased to $25,000 per year, the Compensation Committee chair retainer was increased to $20,000 per year, the Nominating and Governance Committee chair retainer was increased to $15,000 per year and the Risk Management Committee chair retainer was increased to $15,000 per year.

Director Long-term Equity Incentives. In January 2020, each of our non-employee directors received an award of 3,684 restricted shares of our common stock under the Stock Incentive Plan with a one-year vesting period, which reflects our desire to increase the target value of the annual awards to approximately $150,000 per year.

Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joe Bob Perkins, our Chief Executive Officer (our “CEO”).

For 2019, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our company (other than the CEO) was $114,112,
•	The annual total compensation of Mr. Perkins was $12,460,549.
•

Based on this information, for 2019 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (“CEO Pay Ratio”) was reasonably estimated to be 109 to 1.

To calculate the CEO Pay Ratio we must identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO. To these ends, we took the following steps:

•

We determined that, as of December 31, 2019, our employee population consisted of approximately 2,680 individuals. This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers.

•

We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, company contributions under our 401(k) plan, and the grant date fair value of equity awards determined under FASB ASC Topic 718. We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. For individuals hired after January 1, 2019 that were included in the employee population, we calculated these compensation elements on an annualized basis. We did not make any cost of living adjustments in identifying the median employee

•

We combined all of the elements of the median employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $114,112.

•

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in Item 11 of Part III of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth information regarding the beneficial ownership of TRC common stock as of February 1, 2020 (unless otherwise indicated) held by:

•	each person who beneficially owns 5% or more of TRC’s then outstanding shares of common stock;
•	each of TRC’s named executive officers;
•	each of TRC’s directors; and
•	all of TRC’s executive officers and directors as a group.

TRC owns all of our outstanding common units. As of February 1, 2020, none of TRC’s directors or executive officers owned any preferred shares of TRC or Preferred Units.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them. Percentage ownership calculations for any security holder listed in the table below are based on 233,046,042 shares of TRC’s common stock outstanding on February 1, 2020.

	Targa Resources Corp.
Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
The Vanguard Group (2)	22,740,318	9.76%
Tortoise Capital Advisors, L.L.C (3)	15,282,387	6.56%
T. Rowe Price Associates, Inc. (4)	13,733,989	5.89%
BlackRock, Inc. (5)	13,662,454	5.86%
Harvest Fund Advisors LLC (6)	10,771,264	4.62%
Joe Bob Perkins (7)	800,974	*
Matthew J. Meloy	69,147	*
Jennifer R. Kneale	10,336	*
Patrick J. McDonie	81,791	*
D. Scott Pryor	51,293	*
Robert M. Muraro	23,973	*
Rene R. Joyce (8)	1,063,187	*
James W. Whalen (9)	699,451	*
Charles R. Crisp	122,123	*
Chris Tong (10)	93,229	*
Robert B. Evans (11)	85,506	*
Ershel C. Redd Jr.	19,962	*
Laura C. Fulton	14,995	*
Waters S. Davis, IV	12,279	*
Beth A. Bowman	5,139	*
All directors and executive officers as a group (18 persons)	3,751,142	1.61%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 811 Louisiana, Suite 2100, Houston, Texas 77002.
(2)

As reported on Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 12, 2020, the business address for The Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355. The Vanguard Group has sole voting power over 180,370 shares of common stock, shared voting power over 66,068 shares of common stock, sole dispositive power over 22,523,432 shares of common stock and shared dispositive power over 216,886 shares of common stock.

(3)

As reported on Schedule 13G as of December 31, 2019 and filed with the SEC on February 14, 2020, the business address for Tortoise Capital Advisors, L.L.C. is 5100 W 115th Place, Leawood, KS 66211.  Tortoise Capital Advisors, L.L.C. has sole voting power over 145,209 shares of common stock, shared voting power over 12,865,304 shares of common stock, sole dispositive power over 145,209 shares of common stock and shared dispositive power over 15,137,178 shares of common stock.

(4)

As reported on Schedule 13G as of December 31, 2019 and filed with the SEC on February 14, 2020, the business address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.  T. Rowe Price Associates, Inc. has sole voting power over 3,486,752 shares of common stock and sole dispositive power over 13,733,989 shares of common stock.

(5)

As reported on Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 6, 2020, the business address for BlackRock, Inc. is 55 East 52nd Street New York, NY 10055. BlackRock, Inc. has sole voting power over 11,923,251 shares of common stock and sole dispositive power over 13,662,454 shares of common stock.

(6)

As reported on Schedule 13G/A as of December 31, 2019 and filed with the SEC on February 14, 2020, the business address for Harvest Fund Advisors LLC is s 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087. Harvest Fund Advisors LLC has sole voting power and sole dispositive power over 10,771,264 shares of common stock.

(7)

Shares of common stock beneficially owned by Mr. Perkins include: (i) 402,483 shares issued to the Perkins Blue House Investments Limited Partnership (“PBHILP”) and (ii) 93 shares held by Mr. Perkins’ wife. Mr. Perkins is the sole member of JBP GP, L.L.C., one of the general partners of the PBHILP.

(8)

Shares of common stock beneficially owned by Mr. Joyce include: (i) 223,759 shares issued to The Rene Joyce 2010 Grantor Retained Annuity Trust, of which Mr. Joyce and his wife are co-trustees and have shared voting and investment power; and (ii) 561,292 shares issued to The Kay Joyce 2010 Family Trust, of which Mr. Joyce’s wife is trustee and has sole voting and investment power.

(9)

Shares of common stock beneficially owned by Mr. Whalen include (i) 345,999 shares issued to the Whalen Family Investments Limited Partnership and (ii) 167,050 shares issued to the Whalen Family Investments Limited Partnership 2.

(10)	Shares of common stock beneficially owned by Mr. Tong include 434 shares held by Mr. Tong’s wife.

(11)   Shares of common stock beneficially owned by Mr. Evans include 27,000 shares held by Mr. Evan’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019 regarding TRC’s long-term incentive plans, under which TRC common stock is authorized for issuance to employees, consultants and directors of TRC, our general partner and their affiliates. TRC’s sole equity compensation plan, under which it will make equity grants, is its Amended and Restated 2010 Stock Incentive Plan, which was approved by TRC stockholders on May 22, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	8,172,815

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

Transactions with Related Persons

Relationship with Sajet Resources LLC

In December 2010, immediately prior to Targa’s initial public offering, Sajet Resources LLC (“Sajet”) was spun-off from Targa. At the time, Rene Joyce, James Whalen and Joe Bob Perkins, directors of Targa, were also directors of Sajet. Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung, and Matthew Meloy, executive officers of Targa at the time, were also executive officers of Sajet. The current directors of Sajet are Paul Chung, Jennifer Kneale, Chris McEwan and Matthew Meloy. The current executive officers of Sajet are Joe Bob Perkins, Matthew Meloy, Robert Muraro, Jennifer Kneale, Paul Chung and Julie Boushka. The primary assets of Sajet are real property. Sajet also holds (i) an ownership interest in Floridian Natural Gas Storage Company, LLC through a December 2016 merger with Tesla Resources LLC and (ii) an ownership interest in Allied CNG Ventures LLC. Former holders of our pre-IPO common equity, including certain of our current and former executives, managers and directors collectively own an 18% interest in Sajet. We hold three outstanding promissory notes from Sajet in the amounts of $9.9 million, $0.5 million and $0.2 million. The interest rate on each of the promissory notes accrues at the prime rate plus six percent annum.

Since March 2018, Sajet has been accounted for on a consolidated basis in our consolidated financial statements.

Relationship with Apache Corp.

Rene R. Joyce, a director of Targa and of our general partner, is also a director of Apache Corporation (“Apache”) with whom we purchase and sell natural gas and NGLs and engage in construction services. During 2019, we made sales to Apache of $0.5 million and purchases of $102.8 million from Apache.

Relationship with Kansas Gas Service and NJR Energy Services Company

Robert B. Evans, a director of Targa and our general partner, is also a director of ONE Gas, Inc. (“ONE”). We have commercial arrangements with Kansas Gas Service (“Kansas Gas”), a division of ONE. During 2019, we transacted sales of $22.2 million with Kansas Gas.

Mr. Evans also serves as a director New Jersey Resources Corporation (“NJR”). We have gas purchase and sale arrangements with NJR Energy Services Company (“NJR Services”), a subsidiary of NJR. During 2019, we made sales of $9.1 million to NJR Services and purchases of $29.7 million from NJR Services.

Relationships with Southern Company Gas, EOG Resources Inc., and Intercontinental Exchange, Inc.

Charles R. Crisp, a director of the Company and of our general partner, is a director of Southern Company Gas, parent company of Sequent Energy Management, LP (“Sequent”) and Northern Illinois Gas Company d/b/a NICOR Energy (“NICOR”). We purchase and sell natural gas and NGL products from and to Sequent and sell natural gas products to NICOR. In addition, we purchase electricity from Mississippi Power (“MS Power”), an affiliate of Southern Company, parent company of Southern Company Gas. Mr. Crisp also serves as a director of EOG Resources, Inc. (“EOG”), from whom we purchase natural gas and from whom, together with EOG’s subsidiary EOG Resources Marketing, Inc. (“EOG Marketing”), we purchase crude oil.  We also bill EOG and EOG Marketing for well connections to our gathering systems and associated equipment, and for services to operate certain EOG and jointly owned gas and crude oil gathering facilities. Mr. Crisp is also a director of Intercontinental Exchange, Inc. (“ICE Group”), parent company of ICE US OTC Commodity Markets LLC from whom we purchase brokerage services, NYSE Market Inc. and ICE NGX Canada Inc., which provide platform services utilized by us for the purchase and sale of physical gas and natural gas liquids with third parties. The following table shows our transactions with each of these entities during 2019:

Entity	Sales	Purchases
	(In millions)
Sequent	$57.9	$7.0
NICOR	0.5	—
MS Power	—	0.5
EOG	20.9	7.7
ICE Group	11.8	12.9

Relationship with Southwest Energy LP

Ershel C. Redd Jr., a director of Targa and of our general partner, has an immediate family member who is an officer and part owner of Southwest Energy LP (“Southwest Energy”) from and to whom we purchase and sell natural gas and NGL products. During 2019, we made sales to Southwest Energy of $16.9 million and purchases of $3.5 million from Southwest Energy.

Relationship with Intercontinental Exchange, Inc.

Jennifer R. Kneale, Chief Financial Officer of Targa and of our general partner, has an immediate family member who is an officer of ICE Group. During 2019, we made sales to ICE Group of $11.8 million and purchases of $12.9 million from ICE Group.

Relationship with Kosmos Energy Gulf of Mexico Operations

Chris Tong, a director of Targa and of our general partner, was also a director of Kosmos Energy Ltd. (“Kosmos”) from 2011 until September 2019. We have gas purchase and sale arrangements with Kosmos Energy Gulf of Mexico Operations (“Kosmos Energy”), a subsidiary of Kosmos. During 2019, we made purchases of $0.5 million from Kosmos Energy.

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

Pursuant to Targa’s Code of Conduct, our officers and directors are required to avoid any activity or interest that creates a conflict of interest between them and Targa or any of its subsidiaries, unless the conflict is disclosed and pre-approved by the Board of Directors.

Director Independence

The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/governance committee. Our general partner has a standing Audit Committee that consists of three directors: Mr. Redd and Mses. Fulton and Bowman. The board of directors of our general partner has affirmatively determined that Mr. Redd and Mses. Fulton and Bowman are independent as described in the rules of the NYSE and the Exchange Act for purposes of serving on the board of directors and the Audit Committee.

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

Item 14. Principal Accounting Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our independent principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP (or included in Targa’s general and administrative expense allocation to us) for independent auditing, tax and related services for each of the last two fiscal years:

	2019	2018
	(In millions)
Audit fees (1)	$3.8	$3.9
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	0.1	—
	$3.9	$3.9

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

All services provided by our independent principal accountant are subject to pre-approval by the Audit Committee of our general partner. The Audit Committee of our general partner is informed of each engagement of the independent principal accountant to provide services under the policy. The Audit Committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent principal accountant. All of the services of PricewaterhouseCoopers LLP for 2019 and 2018 described above were pre-approved by the Audit Committee.

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

4.11

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

4.13

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

4.14

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

4.15

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

4.17

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

4.18

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

4.19

Indenture, dated as of September 14, 2015, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-33303)).

4.20

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

4.21

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

4.22

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

4.23

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

4.24

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

4.25

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

4.26

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

4.32

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

4.33

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

4.34

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

4.35

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

4.36

Indenture dated as of October 17, 2017 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

4.37

Registration Rights Agreement dated as of October 17, 2017 among the Issuers, the Guarantors and Citigroup Global Markets Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

4.38

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

4.39

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

4.40

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

4.41

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

4.42

Indenture dated as of April 12, 2018 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

4.43

Registration Rights Agreement dated as of April 12, 2018 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

4.44

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

4.45

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

4.46

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

4.47

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

4.50

Indenture dated as of November 27, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed December 3, 2019).

4.51

Registration Rights Agreement dated as of November 27, 2019 among the Issuers, the Guarantors and RBC Capital Markets, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed December 3, 2019).

4.52

Specimen Unit Certificate for the Series A Preferred Units (attached as Exhibit B to the Second Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP and incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 15, 2015 (File No. 001-33303)).

4.53*	Description of Securities Registered Under Section 12 of the Exchange Act.

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

10.12

Purchase Agreement dated as of November 13, 2019, among the Issuers, the Guarantors and RBC Capital Markets, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed November 19, 2019).

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

10.16

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

10.17

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

10.18

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

10.19

Eighth Amendment to Receivables Purchase Agreement, dated December  6, 2019, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank. (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed on December 10, 2019 (File No. 001-33303)).

10.20

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.21+

Targa Resources Corp. 2019 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2019 (File No. 001-33303)).

10.22+

Targa Resources Corp. 2020 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2020 (File No. 001-33303)).

10.23+

Targa Resources Executive Officer Change In Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 19, 2012 ((File No. 001-33303)).

10.24+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 8, 2015 ((File No. 001-33303)).

10.25+

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.26+

Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.27+

Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007 (incorporated by reference to Exhibit 10.12 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.28+

Indemnification Agreement by and between Targa Resources Corp. and Laura C. Fulton, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 1, 2013 (File No. 001-34991)).

10.29+

Indemnification Agreement by and between Targa Resources Corp. and Waters S. Davis, IV, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 24, 2015 (File No. 001-34991)).

10.30+

Indemnification Agreement by and between Targa Resources Corp. and D. Scott Pryor, dated November 12, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-33303)).

10.31+

Indemnification Agreement by and between Targa Resources Corp. and Patrick J. McDonie, dated November 12, 2015 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-33303)).

10.32+

Indemnification Agreement by and between Targa Resources Corp. and Clark White, dated November 12, 2015 (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-33303)).

10.33+

Indemnification Agreement by and between Targa Resources Corp. and Robert Muraro, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-34991)).

10.34+

Indemnification Agreement by and between Targa Resources Corp. and Julie Boushka, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed March 5, 2019 (File No. 001-33303)).

10.35

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

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
**	Furnished herewith
***	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or Schedule to the SEC upon request
+	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Partners LP
(Registrant)

	By:	Targa Resources GP LLC,
its general partner

Date: February 20, 2020	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

Signature	Title (Position with Targa Resources GP LLC)

/s/ Joe Bob Perkins	Chief Executive Officer and Director
Joe Bob Perkins	(Principal Executive Officer)

/s/ Jennifer R. Kneale	Chief Financial Officer
Jennifer R. Kneale	(Principal Financial Officer)

/s/ Julie H. Boushka	Senior Vice President and Chief Accounting Officer
Julie H. Boushka	(Principal Accounting Officer)

/s/ James W. Whalen	Executive Chairman of the Board and Director
James W. Whalen

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Robert B. Evans	Director
Robert B. Evans

/s/ Laura C. Fulton	Director
Laura C. Fulton

/s/ Ershel C. Redd Jr.	Director
Ershel C. Redd Jr.

/s/ Chris Tong	Director
Chris Tong

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Beth A. Bowman	Director
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Targa Resources GP LLC and the Partners of Targa Resources Partners LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Partners LP and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019,  in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 20, 2020

We have served as the Partnership’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			December 31, 2019	December 31, 2018
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$291.1	$203.3
Trade receivables, net of allowances of $0.0 and $0.1 million at December 31, 2019 and December 31, 2018			855.2	864.4
Inventories			161.5	164.7
Assets from risk management activities			103.3	115.3
Other current assets			54.2	32.2
Held for sale assets (see Note 4)			137.7	—
Total current assets			1,603.0	1,379.9
Property, plant and equipment			19,870.6	17,213.8
Accumulated depreciation and amortization			(5,321.6)	(4,285.5)
Property, plant and equipment, net			14,549.0	12,928.3
Intangible assets, net			1,735.0	1,983.2
Goodwill, net			45.2	46.6
Long-term assets from risk management activities			35.5	34.1
Investments in unconsolidated affiliates			738.7	490.5
Other long-term assets			38.1	27.5
Total assets			$18,744.5	$16,890.1

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$1,283.7	$1,636.9
Accounts payable to Targa Resources Corp.			193.8	187.4
Liabilities from risk management activities			104.1	33.6
Current debt obligations			382.2	1,027.9
Held for sale liabilities (see Note 4)			6.4	—
Total current liabilities			1,970.2	2,885.8
Long-term debt			7,005.2	5,197.4
Long-term liabilities from risk management activities			40.8	3.1
Deferred income taxes, net			23.0	23.9
Other long-term liabilities			260.0	233.8
Contingencies (see Note 18)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
December 31, 2019	5,000,000	5,000,000
December 31, 2018	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	5,022.7	6,227.2
December 31, 2019	275,168,410	275,168,410
December 31, 2018	275,168,410	275,168,410
General partner	Issued	Outstanding	778.0	802.6
December 31, 2019	5,629,136	5,629,136
December 31, 2018	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			122.5	124.9
			6,043.8	7,275.3
Noncontrolling interests			3,401.5	1,270.8
Total owners' equity			9,445.3	8,546.1
Total liabilities and owners' equity			$18,744.5	$16,890.1

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Sales of commodities	$7,393.8	$9,278.7	$7,751.1
Fees from midstream services	1,277.3	1,205.3	1,063.8
Total revenues	8,671.1	10,484.0	8,814.9
Costs and expenses:
Product purchases	6,118.5	8,238.2	6,906.1
Operating expenses	792.8	722.0	622.8
Depreciation and amortization expense	971.7	815.9	809.5
General and administrative expense	267.5	240.8	190.5
Impairment of property, plant and equipment	243.2	—	378.0
Impairment of goodwill	—	210.0	—
Other operating (income) expense	71.3	3.5	17.4
Income (loss) from operations	206.1	253.6	(109.4)
Other income (expense):
Interest expense, net	(320.8)	(170.0)	(217.8)
Equity earnings (loss)	39.0	7.3	(17.0)
Gain (loss) from financing activities	(1.4)	(1.3)	(10.9)
Gain (loss) from sale of equity-method investment	69.3	—	—
Change in contingent considerations	(8.7)	8.8	99.6
Other, net	—	0.1	(2.5)
Income (loss) before income taxes	(16.5)	98.5	(258.0)
Income tax (expense) benefit	0.9	0.1	7.4
Net income (loss)	(15.6)	98.6	(250.6)
Less: Net income (loss) attributable to noncontrolling interests	239.1	47.6	38.9
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$51.0	$(289.5)

Net income attributable to preferred limited partners	$11.3	$11.3	$11.3
Net income (loss) attributable to general partner	(5.3)	0.8	(6.0)
Net income (loss) attributable to common limited partners	(260.7)	38.9	(294.8)
Net income (loss) attributable to Targa Resources Partners LP	$(254.7)	$51.0	$(289.5)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income (loss)	$(15.6)	$98.6	$(250.6)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	135.6	132.5	(28.8)
Settlements reclassified to revenues	(138.0)	38.4	44.6
Other comprehensive income (loss)	(2.4)	170.9	15.8
Comprehensive income (loss)	(18.0)	269.5	(234.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	239.1	47.6	38.9
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(257.1)	$221.9	$(273.7)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated

	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(In millions, except units in thousands)
Balance, December 31, 2016	5,000	$120.6	275,168	$5,939.9	5,629	$796.7	$(61.8)	$355.2	$7,150.6
Contributions from Targa Resources Corp.	—	—	—	1,685.5	—	34.5	—	—	1,720.0
Purchase of noncontrolling interests in subsidiaries, net	—	—	—	—	—	—	—	(12.5)	(12.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48.1)	(48.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	141.6	141.6
Other comprehensive income (loss)	—	—	—	—	—	—	15.8	—	15.8
Net income (loss)	—	11.3	—	(294.8)	—	(6.0)	—	38.9	(250.6)
Distributions	—	(11.3)	—	(830.3)	—	(17.0)	—	—	(858.6)
Balance, December 31, 2017	5,000	$120.6	275,168	$6,500.3	5,629	$808.2	$(46.0)	$475.1	$7,858.2
Contributions from Targa Resources Corp.	—	—	—	588.1	—	12.0	—	—	600.1
Acquisition of related party	—	—	—	—	—	—	—	1.1	1.1
Purchase of noncontrolling interests in subsidiaries, net	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70.8)	(70.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	817.9	817.9
Other comprehensive income (loss)	—	—	—	—	—	—	170.9	—	170.9
Net income (loss)	—	11.3	—	38.9	—	0.8	—	47.6	98.6
Distributions	—	(11.3)	—	(900.1)	—	(18.4)	—	—	(929.8)
Balance, December 31, 2018	5,000	$120.6	275,168	$6,227.2	5,629	$802.6	$124.9	$1,270.8	$8,546.1
Contributions from Targa Resources Corp.	—	—	—	196.0	—	4.0	—	—	200.0
Sale of ownership interests in subsidiaries	—	—	—	(10.5)	—	(0.2)	—	1,619.7	1,609.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(283.4)	(283.4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	555.3	555.3
Other comprehensive income (loss)	—	—	—	—	—	—	(2.4)	—	(2.4)
Net income (loss)	—	11.3	—	(260.7)	—	(5.3)	—	239.1	(15.6)
Distributions	—	(11.3)	—	(1,129.3)	—	(23.1)	—	—	(1,163.7)
Balance, December 31, 2019	5,000	$120.6	275,168	$5,022.7	5,629	$778.0	$122.5	$3,401.5	$9,445.3

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities
Net income (loss)	$(15.6)	$98.6	$(250.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	9.2	9.1	9.3
Depreciation and amortization expense	971.7	815.9	809.5
Impairment of property, plant and equipment	243.2	—	378.0
Impairment of goodwill	—	210.0	—
Accretion of asset retirement obligations	4.7	3.7	3.9
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	—	(72.1)	3.3
Deferred income tax expense (benefit)	(0.9)	(0.1)	(2.9)
Equity (earnings) loss of unconsolidated affiliates	(39.0)	(7.3)	17.0
Distributions of earnings received from unconsolidated affiliates	49.6	20.8	12.5
Risk management activities	112.8	9.8	10.0
(Gain) loss on sale or disposition of business and assets	71.1	(0.1)	15.9
(Gain) loss from financing activities	1.4	1.3	10.9
(Gain) loss from sale of equity-method investment	(69.3)	—	—
Change in contingent considerations	8.7	(8.8)	(99.6)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(11.9)	(9.8)	(177.7)
Inventories	(45.0)	(13.9)	(73.2)
Accounts payable and other liabilities	72.3	156.5	191.3
Net cash provided by operating activities	1,363.0	1,213.6	857.6
Cash flows from investing activities
Outlays for property, plant and equipment	(2,877.3)	(3,114.0)	(1,297.5)
Outlays for business acquisition, net of cash acquired	—	—	(570.8)
Proceeds from sale of business and assets	14.8	256.9	2.7
Investments in unconsolidated affiliates	(266.8)	(282.0)	(9.5)
Proceeds from sale of equity-method investment	70.3	—	—
Return of capital from unconsolidated affiliates	3.5	5.5	0.2
Other, net	(15.9)	(12.5)	(17.8)
Net cash used in investing activities	(3,071.4)	(3,146.1)	(1,892.7)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	2,650.0	1,870.0	1,736.0
Repayments of credit facility	(3,350.0)	(1,190.0)	(1,866.0)
Proceeds from borrowings under accounts receivable securitization facility	944.2	546.6	666.6
Repayments of accounts receivable securitization facility	(854.2)	(616.6)	(591.6)
Proceeds from issuance of senior notes	2,500.0	1,000.0	750.0
Redemption of senior notes	(749.4)	—	(538.1)
Principal payments of finance leases	(11.5)	—	—
Costs incurred in connection with financing arrangements	(35.4)	(16.2)	(7.5)
Payment of contingent consideration	(317.1)	—	—
Purchase of noncontrolling interests in subsidiary	—	(0.1)	(12.5)
Sale of ownership interests in subsidiaries	1,619.7	—	—
Contributions from general partner	4.0	12.0	34.5
Contributions from TRC	196.0	588.1	1,685.5
Contributions from noncontrolling interests	555.3	817.9	141.6
Distributions to noncontrolling interests	(191.7)	(70.8)	(48.1)
Distributions to unitholders	(1,163.7)	(929.8)	(858.6)
Net cash provided by financing activities	1,796.2	2,011.1	1,091.8
Net change in cash and cash equivalents	87.8	78.6	56.7
Cash and cash equivalents, beginning of period	203.3	124.7	68.0
Cash and cash equivalents, end of period	$291.1	$203.3	$124.7

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

See Note 25 – Segment Information for certain financial information regarding our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2019 and 2018, and the results of operations, comprehensive income, cash flows, and changes in owners’ equity for the years ended December 31, 2019, 2018 and 2017.

We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Note 3 — Significant Accounting Policies

Consolidation Policy

Our consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of certain gas gathering and processing facilities in which we own an undivided interest and are responsible for our proportionate share of the costs and expenses of the facilities. Third party ownership interests in our controlled subsidiaries are presented as noncontrolling interests within the equity section of our Consolidated Balance Sheets. In our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, noncontrolling interests reflects the attribution of results to third-party investors. All intercompany balances and transactions have been eliminated in consolidation.

We apply the equity method of accounting to investments over which we exercise significant influence over the operating and financial policies of our investee, but do not exercise control. We evaluate our equity investments for impairment when evidence indicates the carrying amount of our investment is no longer recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. When the estimated fair value of an equity investment is less than its carrying value and the loss in value is determined to be other than temporary, we recognize the excess of the carrying value over the estimated fair value as an impairment loss within equity earnings (loss) in our Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates and judgments are based on information available at the time such estimates and judgments are made. Changes in facts and circumstances may result in revised estimates and actual results could differ materially from those estimates. Estimates and judgments are used in, among other things, (1) estimating unbilled revenues, product purchases and operating and general and administrative cost accruals, (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing long-lived assets for possible impairment, (4) estimating the useful lives of assets, (5) estimating  contingencies, guarantees and indemnifications and (6) estimating redemption value of mandatorily redeemable preferred interests.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible into cash, and have original maturities of three months or less.

Allowance for Doubtful Accounts

Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the adequacy of the allowance, we make judgments regarding each party’s ability and history of making required payments, economic events and other factors. We assess the need for adjustments to our allowance when the financial condition of any party changes or additional information becomes available.

Inventories

Our inventories consist primarily of NGL product inventories, which are valued at the lower of cost or net realizable value, using the average cost method. Most NGL product inventories turn over monthly, but some inventory, primarily propane, is acquired and held during the year to meet anticipated heating season requirements of our customers. Commodity inventories that are not physically or contractually available for sale under normal operations (“deadstock”) are included in Property, Plant and Equipment.

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

Gas Processing Imbalances

Quantities of natural gas and/or NGLs over-delivered or under-delivered, related to certain gas plant operational balancing agreements, are recorded monthly as inventory or as a payable using the weighted average price at the time the imbalance was created. Inventory imbalances receivable are valued at the lower of cost or net realizable value using the average cost method; inventory imbalances payable are valued at replacement cost. These imbalances are settled either by current cash-out settlements or by adjusting future receipts or deliveries of natural gas or NGLs.

Derivative Instruments

We utilize derivative instruments to manage the volatility of our cash flows due to fluctuating energy commodity prices. For balance sheet classification purposes, we analyze the fair values of the derivative instruments on a contract by contract basis and report the related fair values and any related collateral by counterparty on a gross basis. Cash flows from derivative instruments designated as hedges are recognized in the same financial statement line item as the cash flows from the respective item being hedged.

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This documentation includes the specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and the manner in which the hedging instrument’s effectiveness will be assessed. At the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in achieving the offset of changes in cash flows attributable to the hedged risk.

We record all derivative instruments at fair value with the exception of those that we apply the normal purchases and normal sales election.

The table below summarizes the accounting treatment for our derivative instruments, and the impact on our consolidated financial statements:

Recognition and Measurement
Derivative Treatment	Balance Sheet	Income Statement
Normal Purchases and Normal Sales	Fair value not recorded	Earnings recognized when volumes are physically delivered or received
Mark-to-Market	Recorded at fair value	Change in fair value recognized currently in earnings
Cash Flow Hedge	Recorded at fair value with changes in fair value deferred in Accumulated Other Comprehensive Income ("AOCI")	The gain/loss on the derivative instrument is reclassified out of AOCI into earnings when the forecasted transaction occurs

We will discontinue hedge accounting on a prospective basis when a hedge instrument is terminated, ceases to be highly effective or the forecasted transaction is no longer probable to occur. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain deferred until the forecasted transaction occurs. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are reclassified to earnings immediately.

Property, Plant and Equipment

Property, plant and equipment is recorded at acquisition cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The determination of the useful lives of property, plant and equipment requires us to make various assumptions, including our expected use of the asset and the supply of and demand for hydrocarbons in the markets served, normal wear and tear of the facilities, and the extent and frequency of maintenance programs. Upon disposition or retirement of property, plant and equipment, any gain or loss is recorded to operations.

Expenditures for routine maintenance and repairs are expensed as incurred. Expenditures to refurbish an asset that increases its existing service potential or prevents environmental contamination are capitalized and depreciated over the remaining useful life of the asset or major asset component. Certain costs directly related to the construction of assets, including internal labor costs, interest and engineering costs, are capitalized.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or changes in circumstances indicate our carrying amount of an asset may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. Individual assets are grouped at the lowest level for which the related identifiable cash flows are largely independent of the cash flows of other assets and liabilities. These cash flow estimates require us to make judgments and assumptions related to operating and cash flow results, economic obsolescence, the business climate, contractual, legal and other factors.

If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our long-lived assets and the recognition of additional impairments.

Goodwill

Goodwill is a residual intangible asset that results when the cost of an acquisition exceeds the fair value of the net identifiable assets of the acquired business. Goodwill is not subject to amortization but is tested for impairment at least annually. This test requires us to attribute goodwill to an appropriate reporting unit, which is an operating segment or one level below an operating segment (also known as a component). We evaluate goodwill for impairment on November 30 of each year, or whenever impairment indicators are present. Prior to us conducting the goodwill impairment test, we complete a review of the carrying values of our long-lived assets, including property, plant and equipment and other intangible assets. If it is determined that the carrying values are not recoverable, we reduce the carrying values of the long-lived assets pursuant to our policy on property, plant and equipment.

As part of our goodwill impairment test, we may first assess qualitative factors to determine if the quantitative goodwill impairment test is necessary. If we choose to bypass this qualitative assessment or determine that a goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (including attributed goodwill). We recognize an impairment loss in our Consolidated Statements of Operations and a corresponding reduction of goodwill on our Consolidated Balance Sheets for the amount by which the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment loss will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, when measuring goodwill, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable.

Intangible Assets

Our intangible assets include producer dedications under long-term contracts and customer relationships associated with business and asset acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisition based on the present value of estimated future cash flows. We amortize the costs of our assets in a manner that closely resembles the expected benefit pattern of the intangible assets or on a straight-line basis, where such pattern is not readily determinable, over the periods in which we benefit from services provided to customers.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and/or normal operation. We record a liability and increase the basis in the underlying asset for the present value of each expected asset retirement obligation (“ARO”) when there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction.

Our obligations are estimated based on discounted cash flow estimates. Over time, the ARO liability is accreted to its present value as a period cost and the capitalized amount is depreciated over the asset’s respective useful life. At least annually, we review the projected timing and amount of asset retirement obligations and reflect revisions as an increase or decrease in the carrying amount of the liability and the basis in the underlying asset. Upon settlement, we will recognize any difference between the recorded amount and the actual settlement cost as a gain or loss.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt and any original issue discount or premium are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities are presented as other long-term assets, and debt issuance costs related to long-term debt obligations with scheduled maturities are reflected as a deduction to the carrying amount of long-term debt on the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issuance costs.

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

Environmental Liabilities and Other Loss Contingencies

We accrue a liability for loss contingencies, including environmental remediation costs arising from claims, assessments, litigation, fines, penalties and other sources, when the loss is probable and reasonably estimable.

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

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. We are also subject to the Texas margin tax, consisting generally of a 0.75% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas. See Note 22 – Income Tax for discussion of the Partnership’s federal and state income tax expense (benefits) of its taxable subsidiary as well as the Partnership’s net deferred income tax assets (liabilities).

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

Revenue Recognition

Our operating revenues are primarily derived from the following activities:

•	sales of natural gas, NGLs, condensate and crude oil;
•	services related to compressing, gathering, treating, and processing of natural gas; and
•	services related to NGL fractionation, terminaling and storage, transportation and treating.

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

See Note 12 – Leases for additional details.

Note 4 – Joint Ventures, Acquisitions and Divestitures

Joint Ventures

Grand Prix Joint Venture

In May 2017, we announced plans to construct the Grand Prix pipeline (“Grand Prix”), a new common carrier NGL pipeline. Grand Prix transports NGLs from the Permian Basin, North Texas, and Southern Oklahoma to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix is supported by our volumes and other third-party customer volume commitments.

In September 2017, we sold a 25% interest in our consolidated subsidiary, Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”), which owns the portion of Grand Prix extending from the Permian Basin to Mont Belvieu, Texas, to funds managed by Blackstone Energy Partners. We are the operator of Grand Prix. We account for Grand Prix on a consolidated basis in our consolidated financial statements. Grand Prix Joint Venture is included in our Logistics and Transportation segment.

Grand Prix is comprised of three primary segments:

•	Permian Basin Segment – Connects our Gathering and Processing positions (as well as third-party positions) throughout the Delaware and Midland Basins to North Texas.

•	Southern Oklahoma Extension – Connects our SouthOK and North Texas Gathering and Processing positions (as well as third-party positions) to our North Texas to Mont Belvieu Segment.

•

North Texas to Mont Belvieu Segment – The Permian Basin Segment and Southern Oklahoma Extension connect to a 30-inch diameter pipeline segment in North Texas, which connects Permian, North Texas and Oklahoma volumes to Mont Belvieu.

Grand Prix volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in Grand Prix Joint Venture, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit. In the third quarter of 2019, we began full service into Mont Belvieu on Grand Prix.

Cayenne Joint Venture

In July 2017, we entered into the Cayenne Pipeline, LLC joint venture (“Cayenne”) with American Midstream LLC to convert an existing 62-mile gas pipeline to an NGL pipeline connecting the VESCO plant in Venice, Louisiana to the Enterprise Products Operating LLC (“Enterprise”) pipeline at Toca, Louisiana, for delivery to Enterprise’s Norco Fractionator. We own a 50% interest in Cayenne. See Note 8 – Investments in Unconsolidated Affiliates for activity related to Cayenne.

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

Targa GCX Pipeline LLC (“GCX DevCo JV”), a joint venture between us and Stonepeak Infrastructure Partners (“Stonepeak”), and DCP each own a 25% interest, KMTP owns a 34% interest, and Altus Midstream Company owns the remaining 16% interest in GCX. KMTP serves as the operator of GCX Pipeline. We have committed significant volumes to GCX Pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin assets, also committed volumes to GCX Pipeline. GCX Pipeline is designed to transport up to 1.98 Bcf/d of natural gas and commenced operations late in the third quarter of 2019. See Note 8 – Investments in Unconsolidated Affiliates for activity related to GCX.

Little Missouri 4 Joint Venture

In January 2018, we formed a 50/50 joint venture in Little Missouri 4 LLC (“Little Missouri 4”) with Hess Midstream Partners LP to construct a new 200 MMcf/d natural gas processing plant (“LM4 Plant”) at Targa’s existing Little Missouri facility. Little Missouri 4 began operations in the third quarter of 2019. Targa is the operator of the LM4 Plant. See Note 8 – Investments in Unconsolidated Affiliates for activity related to Little Missouri 4.

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak to fund portions of Grand Prix, GCX and an approximately 100 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). Stonepeak owns a 95% interest in the Grand Prix DevCo JV, which owns a 20% interest in the Grand Prix Joint Venture (which does not include the extensions into Southern Oklahoma and Central Oklahoma). Stonepeak owns an 80% interest in both GCX DevCo JV, which owns our 25% interest in GCX, and Targa Train 6 LLC (“Train 6 DevCo JV”), which owns a 100% interest in the fractionation train. The Train 6 DevCo JV does not include certain fractionation-related infrastructure such as brine and storage, which were funded and are owned 100% by us. We hold the remaining interests in the DevCo JVs as well as control the management and operation of Grand Prix and Train 6.

The following diagram displays the ownership structure of the DevCo JVs:

For a four-year period beginning on the date that all three projects commenced commercial operations, we have the option to acquire all or part of Stonepeak’s interests in the DevCo JVs. Targa may acquire up to 50% of Stonepeak’s invested capital in multiple increments with a minimum of $100 million, and Stonepeak’s remaining 50% interest in a single final purchase. The purchase price payable for such partial or full interests is based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs. Targa controls the management of the DevCo JVs unless and until Targa declines to exercise its option to acquire Stonepeak's interests. Train 6 began operations in the second quarter of 2019. Grand Prix began full service in the third quarter of 2019. GCX Pipeline was placed in service late in the third quarter of 2019.

We hold a controlling interest in each of the DevCo JVs, as we have the majority voting interest and the supermajority voting provisions of the joint venture agreements do not represent substantive participating rights and are protective in nature to Stonepeak. As a result, we have consolidated each of the DevCo JVs in our financial statements. We continue to account for the Grand Prix Joint Venture on a consolidated basis in our consolidated financial statements, and continue to account for GCX as an equity method investment as disclosed in Note 8 – Investments in Unconsolidated Affiliates.

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

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million could have been payable to the sellers of New Delaware and New Midland in potential earn-out payments. The first earn-out payment was due in May 2018 and expired with no required payment. The second earn-out payment was based on a multiple of realized gross margin through February 28,2019 and resulted in a $317.1 million final payment made in May 2019.

The cash portion of the acquisition was funded primarily through the January 2017 public offering of 9,200,000 shares of common stock (including the shares sold pursuant to the underwriters’ overallotment option) at a price to the public of $57.65, providing net proceeds of $524.2 million. Since March 1, 2017, financial and statistical data of New Delaware and New Midland have been included in Permian Delaware operations.

The acquired businesses, which contributed revenues of $127.9 million and a net loss of $19.8 million to us for the period from March 1, 2017 to December 31, 2017, are included in our Gathering and Processing segment. As of December 31, 2017, we had incurred $5.6 million of acquisition-related costs. These expenses are included in Other expense in our Consolidated Statements of Operations for the year ended December 31, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statements of Operations

The following summarized unaudited pro forma Consolidated Statements of Operations information for the year ended December 31, 2017 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

December 31, 2017
Pro Forma
Revenues	$8,829.0
Net income (loss)	(252.2)

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

The initial fair value of the acquired New Delaware and New Midland assets included $570.8 million cash paid, net of $3.3 million cash acquired, and contingent consideration valued at $416.3 million as of the acquisition date.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $46.6 million, which was recorded as goodwill. The goodwill is attributable to expected operational and capital synergies and is amortizable for tax purposes.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition was recognized at its fair value, which was based on inputs that are not observable in the market and therefore represent level 3 inputs (see Note 15 – Fair Value Measurements). We agreed to pay up to an additional $935.0 million in aggregate potential earn-out payments in May 2018 and May 2019. The acquisition date fair value of the potential earn-out payments was recorded within Other long-term liabilities on our Consolidated Balance Sheets. The final earn-out payment of $317.1 million was made in May 2019. As discussed in Note 15 — Fair Value Measurements, changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) have been included in Other income (expense).

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

In 2017, due to the redirection of the gas processing activities under the Flag City Plant contracts Flag City Plant was decommissioned and its assets were later contributed to Centrahoma Processing, LLC (“Centrahoma”), a consolidated subsidiary and joint venture that we operate, in which we have a 60% ownership interest. The remaining 40% ownership interest in Centrahoma is held by MPLX LP (“MPLX”). In 2018, utilizing the Flag City Plant assets, Centrahoma constructed the Hickory Hills Plant in Hughes County, Oklahoma (the “Hickory Hills Plant”). In October 2018, Targa also contributed the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma (the “Tupelo Plant”) to Centrahoma. In conjunction with Targa’s contribution of both the Flag City Plant assets and the Tupelo Plant, MPLX made cash contributions to Centrahoma in order to maintain its 40% ownership interest. Centrahoma is included in our Gathering and Processing segment.

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

Sale of Refined Products and Crude Oil Storage and Terminaling Facilities

On September 12, 2018, we executed agreements to sell our Downstream refined products and crude oil storage and terminaling facilities in Tacoma, Washington, and Baltimore, Maryland, to a third party for approximately $165 million. The sale closed on October 31, 2018 and resulted in a loss of $57.5 million included within Other operating income (expense) in our Consolidated Statements of Operations. We used the proceeds to repay debt and to fund a portion of our growth capital program. The sale of these businesses is included in our Logistics and Transportation segment and does not qualify for reporting as discontinued operations as it did not represent a strategic shift that would have a major effect on our operations and financial results.

Sale of Interest in Train 7

In February 2019, we announced an extension of the Grand Prix from Southern Oklahoma to the STACK region of Central Oklahoma where it will connect with the Williams Companies, Inc. (“Williams”) Bluestem Pipeline and link the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. Williams also exercised its option to acquire a 20% equity interest in Train 7 and subsequently executed a joint venture agreement with us in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, including storage caverns and brine handling, will be funded and owned 100% by Targa. We present Train 7 on a consolidated basis in our consolidated financial statements.

Sale of Interest in Targa Badlands LLC

On April 3, 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of the assets previously wholly owned by Targa in North Dakota, to funds managed by GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Once Blackstone receives funds sufficient to meet a predetermined fixed return on their invested capital, their interest will convert to a 7.5% equity interest in Targa Badlands, and it will no longer have a priority right on MQDs. Additionally, upon a sale of Targa Badlands, Blackstone’s capital contributions would have a liquidation preference equal to a predetermined fixed return on their invested capital.

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

We continue to be the operator of Targa Badlands and hold majority governance rights. As a result, we continue to present Targa Badlands on a consolidated basis in our consolidated financial statements and Blackstone’s contributions are reflected as noncontrolling interests. The sale of interest in Targa Badlands is included in our Gathering and Processing segment. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries.

Sale of Crude Gathering and Storage Facilities

Assets and liabilities held for sale

In November 2019, we executed agreements to sell our crude gathering and storage business in Permian Delaware for approximately $134 million. The sale closed on January 22, 2020 and we used the net proceeds to repay debt and to fund a portion of our growth capital program. In relation to the sale, we classified our crude gathering and storage business assets in Permian Delaware as held for sale, and as such we measured these assets at lower of their carrying value or fair value less costs to sell. As a result, we recognized a loss of $59.5 million included within Other operating income (expense) in our Consolidated Statements of Operations for the year ended December 31, 2019. The crude gathering and storage business is included in our Gathering and Processing segment and does not qualify for reporting as a discontinued operation as its divestiture did not represent a strategic shift that would have a major effect on our operations and financial results.

The adjusted carrying amounts of the assets and liabilities held for sale are as follows:

December 31, 2019
Current assets:
Trade receivables	$6.9
Intangible assets, net accumulated amortization and estimated loss on sale	52.1
Goodwill	1.4
Property, plant and equipment, net of accumulated depreciation and estimated loss on sale	77.3
Total assets held for sale	$137.7

Current liabilities:
Accounts payable and accrued liabilities	$6.2
Other long-term obligations	0.2
Total liabilities held for sale	$6.4

Note 5 — Inventories

	December 31, 2019	December 31, 2018
Commodities	$156.5	$151.1
Materials and supplies	5.0	13.6
	$161.5	$164.7

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	December 31, 2019	December 31, 2018	Estimated Useful Lives (In Years)
Gathering systems	$8,976.8	$7,547.9	5 to 20
Processing and fractionation facilities	5,137.0	4,001.0	5 to 25
Terminaling and storage facilities	1,495.5	1,138.7	5 to 25
Transportation assets	2,292.4	445.1	10 to 50
Other property, plant and equipment	183.9	334.3	3 to 25
Land	159.7	144.3	—
Construction in progress	1,576.5	3,602.5	—
Finance lease right-of-use assets	48.8	—
Property, plant and equipment	19,870.6	17,213.8
Accumulated depreciation and amortization	(5,321.6)	(4,285.5)
Property, plant and equipment, net	$14,549.0	$12,928.3

Intangible assets	$2,643.5	$2,736.6	10 to 20
Accumulated amortization	(908.5)	(753.4)
Intangible assets, net	$1,735.0	$1,983.2

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

For each of the years ended December 31, 2019, 2018 and 2017 depreciation expense was $800.1 million, $633.3 million and $621.3 million.

Asset Impairments

We have recorded non-cash pre-tax impairments during the years ended December 31, 2019 and 2017. The impairments were a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. For each analysis, we measured the impairment of property, plant and equipment using discounted estimated future cash flows (“DCF”) including a terminal value (a Level 3 fair value measurement). The future cash flows were based on our estimates of operating and cash flow results, economic obsolescence, the business climate, contractual, legal, and other factors. We took into account current and expected industry and market conditions, including commodity prices and volumetric forecasts. The discount rate used in our DCF analysis was based on a weighted average cost of capital determined from relevant market comparisons. These carrying value adjustments are included in Impairment of property, plant and equipment in our Consolidated Statements of Operations.

In the fourth quarter of 2019, we recorded an impairment charge of $225.3 million for the partial impairment of gas processing facilities and gathering systems associated with our North Texas and Coastal operations in our Gathering and Processing segment. Underlying our assessment was the expected continuing decline in natural gas production across the Barnett Shale in North Texas and Gulf of Mexico due to the sustained low commodity price environment.

During 2017, we recorded an impairment charge of $378.0 million for the partial impairment of gas processing facilities and gathering systems associated with our North Texas operations in our Gathering and Processing segment. Given the price environment at the time, we projected a continuing decline in natural gas production across the Barnett Shale in North Texas.

Write-down of Assets

In 2019, we recorded an asset write-down of $17.9 million primarily associated with certain treating units in our Gathering and Processing segment. We wrote down the assets to their recoverable amounts using third party pricing to assess a discounted replacement cost based on the existing condition and location of the units. We consider such input to be a level 2 input in the fair value hierarchy. The write-down of assets is included in Impairment of property, plant and equipment in our Consolidated Statements of Operations.

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

For each of the years ended December 31, 2019, 2018 and 2017 amortization expense for our intangible assets was $171.6 million, $182.6 million and $188.2 million. The estimated annual amortization expense for intangible assets is approximately $159.4 million, $149.5 million, $141.2 million, $136.0 million and $132.2 million for each of the years 2020 through 2024. As of December 31, 2019, the weighted average amortization period for our intangible assets was approximately 14.2 years.

The changes in our intangible assets are as follows:

	December 31, 2019	December 31, 2018
Beginning of period	$1,983.2	$2,165.8
Held for sale assets	(76.6)	—
Amortization	(171.6)	(182.6)
End of period	$1,735.0	$1,983.2

Asset Sales

During the second quarter of 2018, we sold our inland marine barge business, which was included in our Logistics and Transportation segment, to a third party for $69.3 million. As a result of the sale, we recognized a gain of $48.1 million in our Consolidated Statements of Operations for the year ended December 31, 2018 as part of Other operating (income) expense. We continue to own and operate two ocean-going barges.

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

The fair value of the acquired assets was determined using the indirect cost method of valuation, adjusted for any physical and economic obsolescence, and other management estimates. The fair value measurements of assets acquired are based on inputs that are a combination of Level 2 and Level 3 inputs, as defined in Note 15 – Fair Value Measurements.

Note 7 – Goodwill

Goodwill attributable to the WestTX and SouthTX reporting units in our Gathering and Processing segment was related to our acquisition of Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively the “Atlas mergers”). We also recognized goodwill of approximately $46.6 million related to the Permian Acquisition on March 1, 2017, which was attributed to the New Midland and Delaware Supersystem reporting units in our Gathering and Processing segment.

Changes in the net amounts of our goodwill are as follows:

	WestTX	SouthTX	New Midland	New Delaware	Delaware Supersystem	Total
Balance as of December 31, 2017:
Goodwill	$364.5	$160.3	$23.2	$23.4	$—	$571.4
Accumulated impairment losses	(189.8)	(125.0)	—	—	—	(314.8)
Net	174.7	35.3	23.2	23.4	—	256.6

Impairment	(174.7)	(35.3)	—	—	—	(210.0)

Balance as of December 31, 2018:
Goodwill	364.5	160.3	23.2	23.4	—	571.4
Accumulated impairment losses	(364.5)	(160.3)	—	—	—	(524.8)
Net	—	—	23.2	23.4	—	46.6

Impairment	—	—	—	—	—	—
Reporting unit aggregation (1)	—	—	—	(23.4)	23.4	—

Balance as of December 31, 2019:
Goodwill	364.5	160.3	23.2	—	23.4	571.4
Goodwill allocated to held for sale assets	—	—	—	—	(1.4)	(1.4)
Accumulated impairment losses	(364.5)	(160.3)	—	—	—	(524.8)
Net	—	—	23.2	—	22.0	45.2

(1)

In 2019, we began aggregating the results of Delaware Supersystem activity, including New Delaware. Discrete financial information for New Delaware is no longer available and management now reviews aggregate Delaware Supersystem operating results.

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. Our annual evaluations utilized an income approach including a terminal value to estimate the fair values of our reporting units based on a DCF analysis. The future cash flows for our reporting units are based on our estimates, at that time, of future revenues, income from operations and other factors, such as working capital and timing of capital expenditures. We take into account current and expected industry and market conditions, including commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis are based on a weighted average cost of capital determined from relevant market comparisons.

The fair value measurements utilized for the evaluation of goodwill for impairment are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 15 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

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

We did not record any goodwill impairment charges for the year ended December 31, 2019, as the fair values of all reporting units exceeded their accounting carrying values. While no impairment is indicated, there is goodwill being allocated to held for sale assets.

Note 8 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•

two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), (together the “T2 Joint Ventures”); and

•	a 50% operated ownership interest in Little Missouri 4.

Logistics and Transportation Segment

•	a 25% non-operated ownership interest in GCX;
•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”); and
•	a 50% operated ownership interest in Cayenne.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

See Note 4 – Joint Ventures, Acquisitions and Divestitures for discussion of the formation of our GCX and Little Missouri 4 and our acquisition of interests in Cayenne.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2016	Equity Earnings (Loss)	Cash Distributions	Acquisition	Contributions	Balance at December 31, 2017
GCX	$—	$—	$—	$—	$—	$—
Little Missouri 4	—	—	—	—	—	—
T2 Eagle Ford	118.6	(10.6)	—	—	1.2	109.2
T2 LaSalle	58.6	(4.9)	—	—	0.4	54.1
GCF	46.1	12.4	(12.7)	—	—	45.8
Cayenne	—	—	—	5.0	3.6	8.6
T2 EF Cogen	17.5	(13.9)	—	—	0.3	3.9
Agua Blanca	—	—	—	—	—	—
Total	$240.8	$(17.0)	$(12.7)	$5.0	$5.5	$221.6

	Balance at December 31, 2017	Equity Earnings (Loss)	Cash Distributions (1)	Acquisition (Disposition)	Contributions (2)	Balance at December 31, 2018
GCX (3)	$—	$0.8	$—	$—	$210.8	$211.6
Little Missouri 4	—	—	(8.0)	—	75.3	67.3
T2 Eagle Ford	109.2	(10.2)	—	—	—	99.0
T2 LaSalle	54.1	(4.9)	—	—	0.1	49.3
GCF	45.8	16.8	(22.3)	—	—	40.3
Cayenne	8.6	6.4	(4.0)	—	5.6	16.6
T2 EF Cogen	3.9	(1.8)	—	(2.1)	—	—
Agua Blanca	—	0.2	—	3.5	2.7	6.4
Total	$221.6	$7.3	$(34.3)	$1.4	$294.5	$490.5

	Balance at December 31, 2018	Equity Earnings (Loss)	Cash Distributions	Disposition	Contributions	Balance at December 31, 2019
GCX (3)	$211.6	$27.7	$(25.3)	$—	$233.5	$447.5
Little Missouri 4	67.3	3.4	—	—	33.0	103.7
T2 Eagle Ford (4)	99.0	(9.4)	—	—	—	89.6
T2 LaSalle (4)	49.3	(4.5)	—	—	—	44.8
GCF	40.3	16.1	(19.2)	—	—	37.2
Cayenne	16.6	7.2	(8.2)	—	0.3	15.9
Agua Blanca	6.4	(1.5)	(0.4)	(4.5)	—	—
Total	$490.5	$39.0	$(53.1)	$(4.5)	$266.8	$738.7

(1)	Includes an $8.0 million distribution from Little Missouri 4 as a reimbursement of pre-formation expenditures.
(2)	Includes a $16.0 million initial contribution of property, plant and equipment to Little Missouri 4.
(3)

As discussed in Note 4 – Joint Ventures, Acquisitions and Divestitures, our 25% interest in GCX is owned by GCX DevCo JV, of which we own a 20% interest. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements.

(4)

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of December 31, 2019, $23.1 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

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

Effective December 31, 2018: (i) we conveyed our 50% ownership interest in T2 EF Cogen to our joint venture partner and received a distribution of certain assets from the joint venture; and, (ii) we were named as operator of the T2 Joint Ventures. On April 1, 2019, we assumed the operatorship of the T2 Joint Ventures.

During 2019, we closed on the sale of an equity-method investment for $73.8 million, of which $3.5 million contingent consideration was received in January 2020. As a result of the sale, we recognized a gain of $69.3 million reported in Gain (loss) from sale of equity-method investment.

The following tables summarize the combined financial information of our investments in unconsolidated affiliates (all data presented on a 100% basis):

	December 31, 2019	December 31, 2018
	(In millions)
Current assets	$136.3	$200.7
Non-current assets	$2,291.6	$1,329.7
Current liabilities	$93.8	$233.9
Non-current liabilities	$3.4	$179.2
Net assets	$2,330.7	$1,117.3

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating revenues	$265.5	$130.6	$84.3
Operating expenses	$144.2	$96.9	$80.5
Net income (loss)	$87.7	$34.7	$3.4

Note 9 — Accounts Payable and Accrued Liabilities

	December 31, 2019	December 31, 2018
Commodities	$683.6	$721.9
Other goods and services	311.5	474.5
Interest	125.4	79.4
Permian Acquisition contingent consideration	—	308.2
Income and other taxes	62.0	45.4
Accrued distributions to noncontrolling interests	91.7	—
Other	9.5	7.5
	$1,283.7	$1,636.9

Accounts payable and accrued liabilities includes $21.6 million and $52.2 million of liabilities to creditors to whom we have issued checks that remain outstanding as of December 31, 2019 and December 31, 2018.

Permian Acquisition Contingent Consideration

As a result of the Permian Acquisition, we included the fair value of the contingent consideration in accounts payable and accrued liabilities as of December 31, 2018. The contingent consideration earn-out period ended on February 28, 2019 and resulted in a $317.1 million payment in May 2019.

Note 10 — Debt Obligations

	December 31, 2019	December 31, 2018
Current:
Securitization Facility, due December 2020 (1)	$370.0	$280.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019 (2)	—	749.4
	370.0	1,029.4
Debt issuance costs, net of amortization	—	(1.5)
Finance lease liabilities	12.2	—
Current debt obligations	382.2	1,027.9

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (3)	—	700.0
Senior unsecured notes:
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	1,000.0
5⅜% fixed rate, due February 2027	500.0	500.0
6½% fixed rate, due July 2027	750.0	—
5% fixed rate, due January 2028	750.0	750.0
6⅞% fixed rate, due January 2029	750.0	—
5½% fixed rate, due March 2030	1,000.0	—
TPL notes, 4¾% fixed rate, due November 2021 (4)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (4)	48.1	48.1
Unamortized premium	0.3	0.3
	7,028.5	5,228.5
Debt issuance costs, net of amortization	(49.1)	(31.1)
Finance lease liabilities	25.8	—
Long-term debt	7,005.2	5,197.4
Total debt obligations	$7,387.4	$6,225.3
Irrevocable standby letters of credit outstanding (3)	$88.2	$79.5

________________

(1)	As of December 31, 2019, we had $400.0 million of qualifying receivables under our $400.0 million Securitization Facility, resulting in availability of $30.0 million.
(2)	The 4⅛% Senior Notes due 2019 were redeemed in full on February 11, 2019.
(3)	As of December 31, 2019, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,111.8 million.
(4)	“TPL” refers to Targa Pipeline Partners LP.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2019, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2020	2021	2022	2023	2024	After 2024
	(in millions)

Senior unsecured notes	$7,028.2	$—	$6.5	$—	$1,191.6	$580.1	$5,250.0
Securitization Facility	370.0	370.0	—	—	—	—	—
Total	$7,398.2	$370.0	$6.5	$—	$1,191.6	$580.1	$5,250.0

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2019:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	3.5% - 4.7%	4.1%
Securitization Facility	2.6% - 3.4%	3.1%

Compliance with Debt Covenants

As of December 31, 2019, we were in compliance with the covenants contained in our various debt agreements.

Debt Obligations

Revolving Credit Facility

The TRP Revolver, which has a maturity date of June 2023, provides available commitments up to $2.2 billion and allows us to request up to $500.0 million in additional commitments.

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

On June 7, 2019, the Partnership entered into the First Amendment to the TRP Revolver (the “First Amendment”). The First Amendment, among other things, amended the TRP Revolver to (a) increase the maximum percentage of Consolidated EBITDA attributable to Material Project EBITDA. Adjustments from 20% to 30% solely for the fiscal periods from and including the fiscal period ending June 30, 2019 until and including the fiscal period ending June 30, 2020, after which time the maximum percentage of Consolidated EBITDA attributable to Material Project EBITDA. Adjustments shall revert to 20% of Consolidated EBITDA and (b) include in the calculation of Consolidated EBITDA for a period certain cash distributions received by the Partnership (or and of its consolidated restricted subsidiaries) from unrestricted subsidiaries (or entities that are not subsidiaries) after the end of such period but on or prior to the date that TRP calculates Consolidated EBITDA for such period.

Accounts Receivable Securitization Facility

On December 6, 2019, we renewed and amended the Securitization Facility by changing the termination date from December 6, 2019 to December 4, 2020. As of December 31, 2019, total funding under the Securitization Facility was $370.0 million.

The Securitization Facility provides up to $400.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 4, 2020. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

Senior Unsecured Notes

All issues of senior unsecured notes are pari passu with existing and future senior indebtedness. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by us and our restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver and the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

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

We may redeem the senior unsecured notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest and liquidation damages, if any, to the redemption date, as specified in the indenture of each series.

We may also redeem up to 35% of the aggregate principal amount of each series of notes at the redemption dates and prices set forth in the indentures plus accrued and unpaid interest and liquidation damages, if any, to the redemption date with the net cash proceeds of one or more equity offerings, provided that: (i) at least 65% of the aggregate principal amount of each of the notes (excluding notes held by us) remains outstanding immediately after the occurrence of such redemption; and (ii) the redemption occurs within 180 days of the date of the closing of such equity offering.

We may also redeem all or part of each of the series of senior unsecured notes on or after the redemption dates as specified in the indenture of each series at the redemption prices as specified in the indenture of each series plus accrued and unpaid interest to the redemption date and liquidation damages, if any, on the notes redeemed.

Senior Unsecured Notes Issuances

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

In January 2019, we issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date and the remainder, with the remainder used for general partnership purposes, which included repayment of borrowings under its credit facilities.

In November 2019, the Partnership issued $1.0 billion aggregate principal amount of 5½% Senior Notes due March 2030, resulting in net proceeds of $990.8 million. The net proceeds from the issuance were used to repay borrowings under the Partnership’s credit facilities and for general partnership purposes.

Debt Repurchases & Extinguishments

In June 2017, we redeemed our outstanding 6⅜% Senior Notes due August 2022 (“6⅜% Senior Notes”), totaling $278.7 million in aggregate principal amount, at a price of 103.188% of the principal amount plus accrued interest through the redemption date. The redemption resulted in a $10.7 million loss, which is reflected as Gain (loss) from financing activities in our Consolidated Statements of Operations for the year ended December 31, 2017, consisting of premiums paid of $8.9 million and a non-cash loss to write-off $1.8 million of unamortized debt issuance costs.

In October 2017, we redeemed our outstanding 5% Senior Notes due 2018 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash Gain (loss) from financing activities to write-off $0.2 million of unamortized debt issuance costs during the year ended December 31, 2017.

In February 2019, we redeemed our outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash loss to write-off $1.4 million of unamortized debt issuance costs, which is included in Gain (loss) from financing activities in the Consolidated Statements of Operations.

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Repurchases and Extinguishments Summary

The following table summarizes the impact of debt repurchases and extinguishments that are included in our Consolidated Statements of Operations:

	2019	2018	2017
Premium over face value paid upon redemption:
6⅜% Senior Notes	—	—	8.9
Write-off of debt issuance costs:
TRP Revolver	—	1.3	—
4⅛% Senior Notes	1.4	—	—
5% Senior Notes	—	—	0.2
6⅜% Senior Notes	—	—	1.8
Loss (gain) from financing activities	$1.4	$1.3	$10.9

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2019	December 31, 2018
Asset retirement obligations	$65.8	$55.0
Deferred revenue	172.0	175.5
Operating lease liabilities	18.2	—
Other liabilities	4.0	3.3
Total long-term liabilities	$260.0	$233.8

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities and NGL pipelines. The changes in our ARO are as follows:

	2019	2018
Beginning of period	$55.0	$50.3
Additions (1)	11.8	—
Change in cash flow estimate	(5.1)	1.8
Accretion expense	4.7	3.7
Retirement of ARO	(0.6)	(0.8)
End of period	$65.8	$55.0

(1)	Amount reflects additions of ARO related to the commencement of operations of Grand Prix.

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

The joint ventures, collectively, hold $1.9 billion face value in notes receivable from our partner, which are due July 2042. The interest rate payable under the notes receivable is a variable LIBOR-based rate. For the years ended December 31, 2019, 2018 and 2017, interest earned on the notes receivable of $10.2 million, $9.7 million, and $10.3 million, exclusive of the priority return payable to our partner, is reflected within Interest expense, net in our Consolidated Statements of Operations. We have accounted for the notes receivable at fair value. Upon redemption: (i) the distributable value of our partner’s interest in each joint venture is required to be adjusted by mutual agreement or under a valuation procedure outlined in each joint venture agreement based, among other things, on changes in the market value of the joint venture’s assets allocable to our partner (including the value of the notes receivable); and (ii) the parties are obligated to set off the value of the notes receivable from our partner against the value of our partner’s interest in the applicable joint venture. For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of December 31, 2019.

In February 2018, the parties amended the agreements governing each joint venture to: (i) increase the priority return for capital contributions made on or after January 1, 2017; and (ii) add a non-consent feature effective with respect to certain capital projects undertaken on or after January 1, 2017. During the year ended December 31, 2018, the change in estimated redemption value of the mandatorily redeemable preferred interests of $72.1 million is primarily attributable to the amendments. Income attributable to mandatorily redeemable preferred interests totaled $4.1 million during the year ended December 31, 2018. The estimated redemption value did not change during the year ended December 31, 2019.

Deferred Revenue

Deferred revenue as of December 31, 2019 and December 31, 2018, was $172.0 million and $175.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co. The payments were received in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent upon resolution of the dispute with Vitol.

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

For the years ended December 31, 2019, 2018 and 2017, we recognized approximately $3.9 million, $3.9 million and $3.1 million of revenue for these transactions.

The following table shows the components of deferred revenue:

	December 31, 2019	December 31, 2018
Splitter agreement	$129.0	$129.0
Gas contract amendment	39.8	42.2
Other deferred revenue	3.2	4.3
Total deferred revenue	$172.0	$175.5

The following table shows the changes in deferred revenue:

	2019	2018
Balance at December 31, 2018	$175.5	$136.2
Additions	0.4	43.2
Revenue recognized	(3.9)	(3.9)
Balance at December 31, 2019	$172.0	$175.5

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

The portion of the earn-out due in 2018 expired with no required payment. For the period from December 31, 2017 to December 31, 2018, the fair value of the contingent consideration decreased by $8.8 million, primarily attributable to lower actual and forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period. At December 31, 2018, the fair value of the second potential earn-out payment of $308.2 million was recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. The contingent consideration earn-out period ended on February 28, 2019 and resulted in a $317.1 million payment in May 2019.

The following table shows the changes in the fair value of the contingent consideration related to the Permian Acquisition:

	Year Ended December 31, 2019	Year Ended December 31, 2018	March 1, 2017 to December 31, 2017
Beginning of period	$308.2	$317.0	$416.3
Increase (decrease) in fair value, included in Other income (expense)	8.9	(8.8)	(99.3)
Earn-out payment	(317.1)	—	—
End of period	—	308.2	317.0
Less: Current portion	—	(308.2)	(6.8)
Long-term balance at end of period	$—	$—	310.2

See Note 15 – Fair Value Measurements for additional discussion of the fair value methodology.

Note 12 – Leases

We have non-cancellable operating leases primarily associated with our office facilities, rail assets, land, and storage and terminal assets. We have finance leases primarily associated with our tractors and vehicles. Our leases have remaining lease terms of 1 to 5 years, some of which include options to extend the lease term for up to 10 years.

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

	Balance Sheet Location	December 31, 2019
Right-of-use assets
Operating leases, gross	Other long-term assets	$31.6
Finance leases, gross	Property, plant and equipment	48.8

Lease liabilities
Current:
Operating leases	Accounts payable and accrued liabilities	$6.5
Finance leases	Current debt obligations	12.2
Non-current:
Operating leases	Other long-term liabilities	$18.2
Finance leases	Long-term debt	25.8

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

Year Ended December 31, 2019
Lease cost
Operating lease cost	$8.2
Short-term lease cost	30.0
Variable lease cost	4.9
Finance lease cost
Amortization of right-of-use assets	13.1
Interest expense	1.6
Total lease cost	$57.8

During the years ended December 31, 2018 and 2017, total operating leases expense incurred were $51.9 million and $46.2 million, which includes short-term leases for compressors and equipment.

Other supplemental information related to our leases are as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.2
Operating cash flows for finance leases	1.6
Financing cash flows for finance leases	11.5

The weighted-average remaining lease terms for operating leases and finance leases are 4 years and 3 years, respectively. The weighted-average discount rates for operating leases and finance leases are 3.9% and 3.9%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2019:

	Operating Leases	Finance Leases
Future Minimum Lease Payments Beginning After December 31,
2019	$7.4	$13.4
2020	6.8	11.7
2021	5.7	10.2
2022	4.2	4.7
2023	2.3	0.5
Thereafter	0.4	—
Total undiscounted cash flows	26.8	40.5
Less imputed interest	(2.1)	(2.5)
Total lease liabilities	$24.7	$38.0

The following table presents future minimum payments under non-cancellable leases as of December 31, 2018:

Leases
2019	$20.5
2020	17.7
2021	14.9
2022	12.6
2023	6.0
Thereafter	1.7
Total payments	$73.4

Note 13 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all available Partnership distributions after payment of preferred unit distributions each quarter.

The following details the distributions declared or paid by the Partnership during 2019, 2018 and 2017:

Three Months Ended	Date Paid	Total Distributions	Distributions to Targa Resources Corp.
2019
December 31, 2019	February 13, 2020	$241.9	$239.1
September 30, 2019	November 13, 2019	242.1	239.3
June 30, 2019	August 13, 2019	242.4	239.6
March 31, 2019	April 5, 2019	437.8	435.0

2018
December 31, 2018	February 13, 2019	241.3	238.5
September 30, 2018	November 13, 2018	237.6	234.8
June 30, 2018	August 13, 2018	234.0	231.2
March 31, 2018	May 11, 2018	229.7	226.9

2017
December 31, 2017	February 12, 2018	228.5	225.7
September 30, 2017	November 10, 2017	225.4	222.6
June 30, 2017	August 10, 2017	225.4	222.6
March 31, 2017	May 11, 2017	209.6	206.8

Contributions

All capital contributions are allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. For the years ended December 31, 2019, 2018 and 2017, Targa made total capital contributions to us of $200.0 million, $600.0 million and $1,720.0 million.

Preferred Units

Our Preferred Units are listed on the NYSE under the symbol “NGLS/PA.”

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

As of December 31, 2019, we have 5,000,000 Preferred Units outstanding. We paid $11.3 million of distributions each year to the Preferred Unitholders for 2019, 2018 and 2017.

In January and February 2020, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions each month. The distributions declared in January were paid on February 18, 2020 and the distributions declared in February will be paid on March 16, 2020.

Note 14 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have entered into derivative instruments to hedge the commodity price risks associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. The hedge positions associated with (i) and (ii) above will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices and are designated as cash flow hedges for accounting purposes.

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

At December 31, 2019, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2020	2021	2022	2023	2024
Natural Gas	Swaps	MMBtu/d	127,230	123,751	46,100	-	-
Natural Gas	Basis Swaps	MMBtu/d	364,275	344,292	210,000	200,000	40,000
NGL	Swaps	Bbl/d	23,105	11,196	6,036	-	-
NGL	Futures	Bbl/d	16,844	-	-	-	-
Condensate	Swaps	Bbl/d	5,471	3,654	1,610	-	-

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

		Fair Value as of December 31, 2019		Fair Value as of December 31, 2018
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$102.1	$11.6	$112.5	$18.9
	Long-term	33.7	6.4	31.6	1.5
Total derivatives designated as hedging instruments		$135.8	$18.0	$144.1	$20.4
Derivatives not designated as hedging instruments
Commodity contracts	Current	$1.2	$92.5	$2.8	$14.7
	Long-term	1.8	34.4	2.5	1.6
Total derivatives not designated as hedging instruments		$3.0	$126.9	$5.3	$16.3
Total current position		$103.3	$104.1	$115.3	$33.6
Total long-term position		35.5	40.8	34.1	3.1
Total derivatives		$138.8	$144.9	$149.4	$36.7

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2019	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$99.8	$(85.0)	$(4.9)	$56.0	$(46.1)
Counterparties without offsetting positions - assets	3.5	-	-	3.5	-
Counterparties without offsetting positions - liabilities	-	(19.1)	-	-	(19.1)
	103.3	(104.1)	(4.9)	59.5	(65.2)
Long Term Position
Counterparties with offsetting positions or collateral	33.3	(40.5)	-	18.1	(25.3)
Counterparties without offsetting positions - assets	2.2	-	-	2.2	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	35.5	(40.8)	-	20.3	(25.6)
Total Derivatives
Counterparties with offsetting positions or collateral	133.1	(125.5)	(4.9)	74.1	(71.4)
Counterparties without offsetting positions - assets	5.7	-	-	5.7	-
Counterparties without offsetting positions - liabilities	-	(19.4)	-	-	(19.4)
	$138.8	$(144.9)	$(4.9)	$79.8	$(90.8)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$100.0	$(33.6)	$(14.2)	$70.0	$(17.8)
Counterparties without offsetting positions - assets	15.3	-	-	15.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	115.3	(33.6)	(14.2)	85.3	(17.8)
Long Term Position
Counterparties with offsetting positions or collateral	8.9	(3.1)	-	5.9	(0.1)
Counterparties without offsetting positions - assets	25.2	-	-	25.2	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	34.1	(3.1)	-	31.1	(0.1)
Total Derivatives
Counterparties with offsetting positions or collateral	108.9	(36.7)	(14.2)	75.9	(17.9)
Counterparties without offsetting positions - assets	40.5	-	-	40.5	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$149.4	$(36.7)	$(14.2)	$116.4	$(17.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $6.1 million as of December 31, 2019. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2019	2018	2017
Commodity contracts	$135.6	$132.5	$(28.8)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2019	2018	2017
Revenues	138.0	(38.4)	(44.6)

Based on valuations as of December 31, 2019, we expect to reclassify commodity hedge related deferred gains of $117.7 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2022, with $90.9 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2019, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices.

Derivatives Not Designated	Location of Gain Recognized in	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	Income on Derivatives	2019	2018	2017
Commodity contracts	Revenue	$(142.1)	$(32.5)	$(5.1)

See Note 15 – Fair Value Measurements and Note 25 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

Note 15 — Fair Value Measurements

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at December 31, 2019, a net liability position of $6.1 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $114.2 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $102.1 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$136.5	$136.5	$—	$136.2	$0.3
Liabilities from commodity derivative contracts (1)	142.6	142.6	—	142.0	0.6
TPL contingent consideration (2)	2.3	2.3	—	—	2.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	291.1	291.1	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	7,028.5	7,376.9	—	7,376.9	—
Accounts receivable securitization facility	370.0	370.0	—	370.0	—

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.4	$144.4	$—	$137.5	$6.9
Liabilities from commodity derivative contracts (1)	31.7	31.7	—	31.3	0.4
Permian Acquisition contingent consideration (3)	308.2	308.2	—	—	308.2
TPL contingent consideration (2)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	203.3	203.3	—	—	—
TRP Revolver	700.0	700.0	—	700.0	—
Senior unsecured notes	5,277.9	5,088.9	—	5,088.9	—
Accounts receivable securitization facility	280.0	280.0	—	280.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 14 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

(2)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value.
(3)	We had a contingent consideration liability related to the Permian Acquisition, which was carried at fair value. See Note 4 – Joint Ventures, Acquisitions and Divestitures.

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

As of December 31, 2019, we had nine commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the Permian Acquisition contingent consideration was determined using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include expected gross margin (calculated in accordance with the terms of the purchase and sale agreements), term of the earn-out period, risk adjusted discount rate and volatility associated with the underlying assets. A significant decrease in expected gross margin during the earn-out period, or significant increase in the discount rate or volatility would have resulted in a lower fair value estimate.

The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs for both models are not observable; therefore, the entire valuations of the contingent considerations are categorized in Level 3. The Permian Acquisition contingent consideration earn-out period ended on February 28, 2019 and resulted in a $317.1 million payment in May 2019. See Note 9 – Accounts Payable and Accrued Liabilities for additional discussion of the Permian Acquisition contingent consideration. Changes in the fair value of these liabilities are included in Other income (expense) in our Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Consideration
Balance, December 31, 2018	$6.5	$(310.6)
Change in fair value of TPL contingent consideration	—	0.1
Completion of Permian Acquisition contingent consideration earn-out period	—	308.2
New Level 3 derivative instruments	(0.7)	—
Transfers out of Level 3 (1)	(6.5)	—
Unrealized gain/(loss) included in OCI	0.4	—
Balance, December 31, 2019	$(0.3)	$(2.3)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

Note 16 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures	Cayenne	GCX	Little Missouri 4	Agua Blanca	Total
2019:
Revenues	$0.3	$3.7	$—	$0.8	$6.3	$—	$11.0
Product purchases	(7.9)	—	(7.9)	(24.7)	—	—	(40.5)
Operating expenses	—	(2.0)	(0.2)	—	—	(1.2)	(3.4)
General and administrative expenses	—	—	—	—	(0.3)	—	(0.3)
2018:
Revenues	$0.3	$5.2	$—	$0.1	$—	$—	$5.6
Product purchases	(5.1)	(0.6)	(7.2)	(1.2)	—	—	(14.1)
Operating expenses	—	(3.6)	—	—	—	—	(3.6)
2017:
Revenues	$0.3	$2.1	$—	$—	$—	$—	$2.4
Product purchases	(4.4)	(1.1)	—	—	—	—	(5.5)
Operating expenses	—	(3.8)	—	—	—	—	(3.8)

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

The following table summarizes transactions with Targa. Management believes these transactions are executed on terms that are fair and reasonable.

	Year Ended December 31,
	2019	2018	2017
Targa billings of payroll and related costs included in operating expenses	$248.8	$236.8	$204.4
Targa allocation of general and administrative expense	237.2	221.4	175.2
Cash distributions to Targa based on general partner and limited partner ownership	1,152.4	918.5	847.3
Cash contributions from Targa related to limited partner ownership (1)	196.0	588.1	1,685.5
Cash contributions from Targa to maintain its 2% general partner ownership	4.0	12.0	34.5

________________

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to the general partner. See Note 13 – Partnership Units and Related Matters.

Relationship with Sajet Resources LLC

In December 2010, immediately prior to Targa’s initial public offering, Sajet Resources LLC (“Sajet”) was spun-off from Targa. At the time, Rene Joyce, James Whalen and Joe Bob Perkins, directors of Targa, were also directors of Sajet. Joe Bob Perkins, James Whalen, Michael Heim, Jeffrey McParland, Paul Chung, and Matthew Meloy, executive officers of Targa at the time, were also executive officers of Sajet. The current directors of Sajet are Paul Chung, Jennifer Kneale, Chris McEwan and Matthew Meloy. The current executive officers of Sajet are Joe Bob Perkins, Matthew Meloy, Robert Muraro, Jennifer Kneale, Paul Chung and Julie Boushka. The primary assets of Sajet are real property. Sajet also holds (i) an ownership interest in Floridian Natural Gas Storage Company, LLC through a December 2016 merger with Tesla Resources LLC and (ii) an ownership interest in Allied CNG Ventures LLC. Former holders of our pre-IPO common equity, including certain of our current and former executives, managers and directors collectively own an 18% interest in Sajet. We provided general and administrative services to Sajet and were reimbursed for these amounts at our actual cost. Fees for services provided to Sajet totaled less than $0.1 million in January and February of 2018 and $0.3 million in the year ended December 31, 2017.

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

We hold three outstanding promissory notes from Sajet in the amounts of $9.9 million, $0.5 million and $0.2 million. The interest rate on each of the promissory notes accrues at the prime rate plus six percent annum. Since March 2018, Sajet has been accounted for on a consolidated basis in our consolidated financial statements.

Note 17 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2020	2021	2022	2023	2024	Thereafter
Land sites and rights of way (1)	$150.4	$3.8	$4.0	$4.4	$4.3	$4.5	$129.4

(1)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2019	2018	2017
Land sites and rights of way	$6.1	$6.1	$5.2

Note 18 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We are also a party to various proceedings with governmental environmental agencies, including, but not limited to the Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

Note 19 — Significant Risks and Uncertainties

Nature of Our Operations in Midstream Energy Industry

We operate in the midstream energy industry. Our business activities include gathering, processing, transporting, fractionating and storage of natural gas, NGLs and crude oil. Our results of operations, cash flows and financial condition may be affected by changes in the commodity prices of these hydrocarbon products and changes in the relative price levels among these hydrocarbon products. In general, the prices of natural gas, NGLs, condensate and other hydrocarbon products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.

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

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas, NGL and crude oil prices.

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

We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, which reduced our maximum loss due to counterparty credit risk by $21.0 million as of December 31, 2019. The range of losses attributable to our individual counterparties would be between $0.2 million and $21.8 million, depending on the counterparty in default.

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

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our allowance for doubtful accounts was $0.0 million as of December 31, 2019 and $0.1 million as of December 31, 2018.

Significant Commercial Relationship

During the years ended December 31, 2019 and 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 12% and 15% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the year ended December 31, 2017.

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility.

Casualty or Other Risks

Targa maintains coverage in various insurance programs on our behalf, which provides us with property damage, business interruption and other coverage which is customary for the nature and scope of our operations. The majority of the insurance costs described above is allocated to us by Targa through the Partnership Agreement described in Note 16 – Related Party Transactions.

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

Note 20 – Revenue

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

	2020	2021	2022 and after
Fixed consideration to be recognized as of December 31, 2019	$495.1	$500.0	$3,209.8

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

For additional information on our revenue recognition policy, see Note 3 – Significant Accounting Policies. For disclosures related to disaggregated revenue, see Note 25 – Segment Information.

Note 21 — Other Operating (Income) Expense

Other Operating (Income) Expense is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
(Gain) loss on sale of disposition of business and assets	$71.1	$(0.1)	$15.9
Miscellaneous business tax	0.2	3.2	0.8
Other	—	0.4	0.7
	$71.3	$3.5	$17.4

The (Gain) loss on sale or disposal of business and assets is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Delaware crude gathering - held for sale	$59.5	$—	$—
Sale of inland marine barge business	—	(48.1)	—
Exchange of a portion of Versado gathering system	—	(44.4)	—
Sale of storage and terminaling facilities	—	59.1	—
Disposal of benzene treating unit	—	20.5	—
Sale of Venice gathering system	—	—	16.1
Other	11.6	12.8	(0.2)
	$71.1	$(0.1)	$15.9

Note 22 – Income Tax

Our income tax expense (benefit) is summarized below:

	2019	2018	2017
Current expense (benefit)	$—	$—	$(4.5)
Deferred expense (benefit)	(0.9)	(0.1)	(2.9)
Total income tax expense (benefit)	$(0.9)	$(0.1)	$(7.4)

TPL Arkoma Inc., a corporate subsidiary of the Partnership, is subject to federal and state income tax.  The Partnership's corporate subsidiary accounts for income taxes under the asset and liability method and provides deferred income taxes for all significant temporary differences.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed United States corporate income tax laws beginning, generally, in 2018. These changes included, among others, (1) a permanent reduction of the United States corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (4) limitation on the tax deduction for interest expense to 30% of adjusted taxable income; (5) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; and (6) elimination of many business deductions and credits, including the domestic production activities deduction, and the deduction for entertainment expenditures

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We completed the accounting for the 2017 provisional items in 2018 as outlined below:

Our accounting for all applicable elements of the Tax Act is complete:

•	We reclassified $0.3 million of AMT credits from deferred tax assets to long term assets. We expect to receive this amount as a refund in 2019-2021. We received $0.2 million of the refund in 2019.
•	The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. We recorded a provisional deferred tax benefit of $1.0 million for the year ended December 31, 2017.
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

Our deferred income tax assets and liabilities at December 31, 2019 and 2018, consisted of differences related to the timing of recognition of certain types of costs as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$13.4	$12.9
Deferred tax liabilities:
Property, plant, and equipment	(36.4)	(36.8)
Net deferred tax asset (liability)	$(23.0)	$(23.9)

As of December 31, 2019, TPL Arkoma, Inc. had net operating loss carry forwards for federal income tax purposes of approximately $51.7 million, which expire at various dates from 2029 to 2039. Management believes it more likely than not that the deferred tax asset will be fully utilized.

Note 23 — Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
Cash:
Interest paid, net of capitalized interest (1)	$271.5	$203.2	$198.7
Income taxes paid, net of refunds	(1.8)	0.2	(4.9)
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$21.8	$49.0	$9.0
Impact of capital expenditure accruals on property, plant and equipment	(193.9)	216.9	205.4
Transfers from materials and supplies inventory to property, plant and equipment	25.1	12.7	3.6
Contribution of property, plant and equipment to investments in unconsolidated affiliates	—	16.0	1.0
Change in ARO liability and property, plant and equipment due to revised cash flow estimate and additions	6.7	1.8	3.9
Property, plant and equipment received in asset exchange	—	24.1	—
Receivable for asset exchange	—	15.0	—
Asset received related to conveyance of ownership interest in investment in unconsolidated affiliate	—	3.0	—
Non-cash financing activities:
Accrued distributions to noncontrolling interests	$91.7	$—	$—
Non-cash balance sheet movements related to assets held for sale (See Note 4 - Joint Ventures, Acquisitions and Divestitures):
Trade receivables	$6.9	$—	$—
Intangible assets, net accumulated amortization and estimated loss on sale	52.1	—	—
Goodwill	1.4	—	—
Property, plant and equipment, net of accumulated depreciation and estimated loss on sale	77.3	—	—
Accounts payable and accrued liabilities	6.2	—	—
Other long-term obligations	0.2	—	—
Non-cash balance sheet movements related to the Permian Acquisition - See Note 4 - Joint Ventures, Acquisitions and Divestitures):
Contingent consideration recorded at the acquisition date	$—	$—	$416.3
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$6.9	$—	$—
Finance lease	10.1	—	—

(1)	Interest capitalized on major projects was $61.8 million, $46.3 million and $14.3 million for the years ended December 31, 2019, 2018 and 2017.

Note 24 — Compensation Plans

TRC Equity Compensation Plan

In connection with the TRC/TRP Merger, TRC adopted and assumed our Long-term Incentive Plan and outstanding awards thereunder, and amended and restated the plan and renamed it the Targa Resources Corp. Equity Compensation Plan (the “Plan”). TRC continued to maintain the Equity Compensation Plan during 2017. However, since the number of shares reserved under the Equity Compensation Plan had been substantially exhausted as of the end of 2016, TRC no longer made grants under the Plan, which terminated in February 2017.

The restricted stock units (“RSUs”) remaining under this Plan are the converted TRP awards and the RSUs made in lieu of cash bonus for our nonexecutives.

The following table summarizes the RSUs for the year ended December 31, 2019, under the Plan:

	Number of shares	Weighted Average Grant-Date Fair Value

Outstanding as of December 31, 2018	301,691	$27.10
Vested	(294,237)	26.48
Outstanding as of December 31, 2019	7,454	51.49

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

During 2018, the remaining 112,550 shares of cash-settled awards vested and we paid $6.9 million related to those awards.

Cash settled for the awards under TRC LTIP were $6.9 million and $4.1 million for 2018 and 2017.

2010 TRC Stock Incentive Plan

In December 2010, TRC adopted the Targa Resources Corp. 2010 Stock Incentive Plan for employees, consultants and non-employee directors of the Company. In May 2017, the 2010 TRC Plan was amended and restated (the “2010 TRC Plan”). Total authorized shares of common stock under the plan is 15,000,000, comprised of 5,000,000 shares originally available and an additional 10,000,000 shares that became available in May 2017. The 2010 TRC Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as incentive options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights (“SARs”) granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards (“Restricted Stock Awards”), (v) phantom stock awards (“Phantom Stock Awards”), (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards (collectively referred to as “Awards”).

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expenses over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

Restricted Stock Awards - Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. The restricted stock awards will be included in the outstanding shares of the common stock upon issuance.

Director Grants – The committee awarded TRC common stock to our outside directors. In 2019, 2018 and 2017, TRC issued 25,344, 16,955 and 13,818 shares of director grants with the weighted average grant-date fair value of $42.83, $51.21 and $60.48. Starting from January 1, 2018, director grants are restricted stock awards that vest in one year. In prior years, directors were granted shares of common stock with no vesting requirement.

Restricted Stock Units Awards – Restricted Stock Units (“RSUs”) are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods vary from one year to six years. In 2019, 2018 and 2017, TRC issued 1,042,344, 1,393,812 and 1,193,942 shares of RSUs with the weighted average grant-date fair value of $39.95, $51.71 and $54.18. The 2019 and 2018 issuances include 85,547 and 275,076 shares of RSUs for our new retention program. These shares will vest in October 2022.

Restricted Stock in Lieu of Bonus – In 2019, 2018 and 2017, TRC issued 95,687, 112,438 and 84,221 shares of restricted stock awards in lieu of cash bonuses in the form of RSUs for our executives at the weighted average grant-date fair value of $42.83, $51.09 and $55.94. These awards will cliff vest over three years. Dividends on bonus awards issued after 2017 are paid quarterly.

The following table summarizes the restricted stock and RSUs under the 2010 TRC Plan in shares and in dollars for the year indicated.

	Number of shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2018	3,594,135	$45.31
Granted	1,067,688	40.02
Forfeited	(175,861)	51.90
Vested	(1,093,901)	28.31
Outstanding at December 31, 2019	3,392,061	48.79

Performance Share Units

During 2019, 2018 and 2017, TRC issued 261,245, 182,849 and 113,901 shares of performance share units (“PSUs”) to executive management and employees for the 2019, 2018 and 2017 compensation cycle that will vest/have vested in January 2022, January 2021 and January 2020.  The PSUs granted under the 2010 TRC Plan are three-year equity-settled awards linked to the performance of shares of the common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. The TSR performance factor is determined by the Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three-year relative TSR over the entirety of the performance period.  With respect to each weighting period, the Committee determines the “guideline performance percentage,” which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period.  The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Committee at its discretion.  The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock.  The value of dividend equivalent rights will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 32% - 37% for PSUs granted in 2019, 29% - 53% for PSUs granted in 2018 and 55% - 61% for PSUs granted in 2017.

The following table summarizes the PSUs under the 2010 TRC Plan in shares and in dollars for the years indicated.

	Number of shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2018	296,750	$88.19
Granted	261,245	64.46
Forfeited	(29,276)	86.57
Outstanding at December 31, 2019	528,719	76.56

Cash-settled Awards

During 2019 and 2018, TRC issued 7,836 and 69,042 shares of cash-settled awards for our retention program. These awards are liability awards and vest each quarter for one year. The fair value of the awards is evaluated based on the average of TRC stock prices for the last ten trading days at the end of each quarter. All cash-settled awards vested in 2019. Payments for the cash-settled awards are classified within operating activities in the Consolidated Statements of Cash Flows. The following table summarizes the cash-settled restricted stock units for the year ended 2019.

Number of shares
Outstanding as of December 31, 2018	50,228
Granted	7,836
Vested and paid	(54,313)
Forfeited	(3,672)
Outstanding as of December 31, 2019	79

We made $2.9 million in payments for the cash-settled restricted units during 2019 and no payments in 2018.

Stock compensation expense under the plans totaled $61.8 million, $59.0 million, and $44.2 million for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, we have $97.7 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting periods of 2.2 years related to our various compensation plans.

The fair values of share-based awards vested in 2019, 2018 and 2017 were $55.4 million, $18.8 million and $14.4 million. Cash dividends paid for the vested awards were $15.0 million, $3.5 million and $2.5 million for 2019, 2018 and 2017.

Subsequent Events

In January 2020, the Compensation Committee of the Targa board of directors made the following awards under the 2010 TRC Plan.

•	29,472 shares of restricted stock to our outside directors that will vest in January 2021.
•	283,015 shares of RSUs to executive management for the 2020 compensation cycle that will vest in January 2023.
•	283,015 shares of PSUs to executive management for the 2020 compensation cycle that will vest in January 2023.
•	81,336 shares of RSUs in lieu of cash bonus to one executive for the 2020 compensation cycle that will vest in January 2021.

In January 2020, 25,344 shares of director grants vested with no shares withheld to satisfy tax withholding obligations.

In January 2020, 121,239 shares of 2017 PSUs vested with 30,804 shares withheld to satisfy tax withholding obligations.

In January 2020, total 111,808 shares of RSUs vested with 29,199 shares withheld to satisfy tax withholding obligations.

Note 25 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business). Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided.

In the fourth quarter of 2019, we made the following changes to the presentation of our reportable segments:

•

Renamed the Logistics and Marketing segment as Logistics and Transportation. The updated name better describes the business composition and activity of the segment given the recent completion of Grand Prix. The change in naming convention did not impact previously reported results for the segment. This segment is also referred to as the Downstream Business.

•

Due to changes in how our executive team evaluates segment performance, results of commodity derivative activities related to our equity volume hedges that are designated as accounting hedges are now reported in the Gathering and Processing segment. These hedge activities were previously reported in Other. Our prior period segment information has been updated to reflect the change. There was no impact to our Consolidated Statements of Operations.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays); and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling and marketing of NGLs and NGL products, including services to LPG exporters; and certain natural gas supply and marketing activities in support of our other businesses. The associated assets are generally connected to and supplied in part by our Gathering and Processing segment and, except for pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2019
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,101.6	$6,406.1	$(113.9)	$—	$7,393.8
Fees from midstream services	728.0	549.3	—	—	1,277.3
	1,829.6	6,955.4	(113.9)	—	8,671.1
Intersegment revenues
Sales of commodities	2,628.4	132.2	—	(2,760.6)	—
Fees from midstream services	7.4	28.7	—	(36.1)	—
	2,635.8	160.9	—	(2,796.7)	—
Revenues	$4,465.4	$7,116.3	$(113.9)	$(2,796.7)	$8,671.1
Operating margin	$1,006.5	$867.2	$(113.9)	$—	$1,759.8
Other financial information:
Total assets (1)	$11,929.8	$6,741.8	$1.0	$71.9	$18,744.5
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,273.3	$1,412.2	$—	$23.5	$2,709.0

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Year Ended December 31, 2018
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,228.2	$8,058.4	$(7.9)	$—	$9,278.7
Fees from midstream services	715.6	489.7	—	—	1,205.3
	1,943.8	8,548.1	(7.9)	—	10,484.0
Intersegment revenues
Sales of commodities	3,636.0	317.1	—	(3,953.1)	—
Fees from midstream services	7.2	30.8	—	(38.0)	—
	3,643.2	347.9	—	(3,991.1)	—
Revenues	$5,587.0	$8,896.0	$(7.9)	$(3,991.1)	$10,484.0
Operating margin	$939.2	$592.5	$(7.9)	$—	$1,523.8
Other financial information:
Total assets (1)	$11,602.7	$5,180.6	$3.2	$103.6	$16,890.1
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$1,548.6	$1,767.0	$—	$12.1	$3,327.7

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Year Ended December 31, 2017
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$774.0	$6,979.3	$(2.2)	$—	$7,751.1
Fees from midstream services	566.3	497.5	—	—	1,063.8
	1,340.3	7,476.8	(2.2)	—	8,814.9
Intersegment revenues
Sales of commodities	3,154.2	321.9	—	(3,476.1)	—
Fees from midstream services	6.9	28.0	—	(34.9)	—
	3,161.1	349.9	—	(3,511.0)	—
Revenues	$4,501.4	$7,826.7	$(2.2)	$(3,511.0)	$8,814.9
Operating margin	$776.4	$511.8	$(2.2)	$—	$1,286.0
Other financial information:
Total assets (1)	$10,787.7	$3,507.4	$1.4	$62.5	$14,359.0
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$1,008.9	$470.4	$—	$27.2	$1,506.5
Business acquisitions	$987.1	$—	$—	$—	$987.1

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues by product and service for the periods presented:

	2019	2018	2017
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$1,321.7	$1,810.0	$2,005.9
NGL	5,233.8	6,886.9	5,454.2
Condensate and crude oil	716.1	457.9	196.0
Petroleum products	126.3	196.1	144.7
	7,397.9	9,350.9	7,800.8
Non-customer revenue:
Derivative activities - Hedge	138.0	(39.7)	(44.7)
Derivative activities - Non-hedge (1)	(142.1)	(32.5)	(5.0)
	(4.1)	(72.2)	(49.7)
Total sales of commodities	7,393.8	9,278.7	7,751.1

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	722.4	698.1	523.3
NGL transportation, fractionation and services	169.4	154.6	170.7
Storage, terminaling and export	356.4	313.0	300.8
Other	29.1	39.6	69.0
Total fees from midstream services	1,277.3	1,205.3	1,063.8

Total revenues	$8,671.1	$10,484.0	$8,814.9

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	2019	2018	2017
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$1,006.5	$939.2	$776.4
Logistics and Transportation operating margin	867.2	592.5	511.8
Other operating margin	(113.9)	(7.9)	(2.2)
Depreciation and amortization expense	(971.7)	(815.9)	(809.5)
General and administrative expense	(267.5)	(240.8)	(190.5)
Impairment of property, plant and equipment	(243.2)	—	(378.0)
Impairment of goodwill	—	(210.0)	—
Interest expense, net	(320.8)	(170.0)	(217.8)
Equity earnings (loss)	39.0	7.3	(17.0)
Gain (loss) on sale or disposition of business and assets	(71.1)	0.1	(15.9)
Gain (loss) from sale of equity-method investment	69.3	—	—
Gain (loss) from financing activities	(1.4)	(1.3)	(10.9)
Change in contingent considerations	(8.7)	8.8	99.6
Other, net	(0.2)	(3.5)	(4.0)
Income (loss) before income taxes	$(16.5)	$98.5	$(258.0)

Note 26 — Selected Quarterly Financial Data (Unaudited)

Our results of operations by quarter for the years ended December 31, 2019 and 2018 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Revenues	$2,299.4	$1,995.3	$1,902.5	$2,473.9	$8,671.1
Gross margin	573.4	633.7	574.4	$771.1	$2,552.6
Income (loss) from operations (1)	64.7	117.2	45.9	$(21.7)	$206.1
Net income (loss)	(19.0)	51.7	37.5	$(85.8)	$(15.6)
Net income (loss) attributable to common limited partners	(32.5)	(7.3)	(41.0)	$(179.9)	$(260.7)
2018
Revenues	$2,455.6	$2,444.4	$2,986.4	$2,597.6	$10,484.0
Gross margin	514.6	539.1	602.9	589.2	2,245.8
Income (loss) from operations (2)	90.4	159.2	80.6	(76.6)	253.6
Net income (loss)	56.0	162.6	(8.7)	(111.3)	98.6
Net income (loss) attributable to common limited partners	39.2	147.6	(20.8)	(127.1)	38.9

________________

(1)	Includes a non-cash pre-tax impairment charge of $229.0 million in the fourth quarter of 2019. See Note 6 — Property, Plant and Equipment and Intangible Assets.
(2)	Includes a non-cash pre-tax impairment charge of $210.0 million in the fourth quarter of 2018. See Note 7 – Goodwill.