Form 10-Q
period 2020-09-30
Targa Resources Partners LP
filed 2020-11-05
CIK 1379661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding.

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

Additionally, while we have not been previously materially impacted by prior outbreaks of illnesses, pandemics or other public health crises, there are potential risks to us from the continued impact on global demand for commodities related to the COVID-19 pandemic. The COVID-19 pandemic reduced economic activity and the related demand for energy commodities, which contributed to weakened commodity prices compared to historical levels and price volatility during the nine months ended September 30, 2020 and is expected to continue to impact demand over the short-to-medium term.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED BALANCE SHEETS

			September 30, 2020	December 31, 2019
			(Unaudited)
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$248.0	$291.1
Trade receivables, net of allowances of $0.1 and $0.0 million at September 30, 2020 and December 31, 2019			609.8	855.2
Inventories			261.7	161.5
Assets from risk management activities			88.9	103.3
Deposits			110.1	35.4
Held for sale assets			62.2	137.7
Other current assets			18.7	18.8
Total current assets			1,399.4	1,603.0
Property, plant and equipment, net			12,292.9	14,549.0
Intangible assets, net			1,417.6	1,735.0
Long-term assets from risk management activities			79.5	35.5
Investments in unconsolidated affiliates			718.8	738.7
Other long-term assets			86.4	83.3
Total assets			$15,994.6	$18,744.5

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable			617.2	$952.9
Accrued liabilities			40.3	50.7
Dividends payable			96.5	92.7
Interest payable			95.3	125.4
Accrued taxes			85.1	62.0
Accounts payable to Targa Resources Corp.			195.9	193.8
Liabilities from risk management activities			121.1	104.1
Current debt obligations			261.9	382.2
Held for sale liabilities			3.6	6.4
Total current liabilities			1,516.9	1,970.2
Long-term debt			7,217.2	7,005.2
Long-term liabilities from risk management activities			62.9	40.8
Deferred income taxes, net			23.0	23.0
Other long-term liabilities			261.3	260.0
Contingencies (see Note 11)
Owners' equity:
Series A preferred limited partners	Issued	Outstanding	120.6	120.6
September 30, 2020	5,000,000	5,000,000
December 31, 2019	5,000,000	5,000,000
Common limited partners	Issued	Outstanding	2,921.3	5,022.7
September 30, 2020	275,168,410	275,168,410
December 31, 2019	275,168,410	275,168,410
General partner	Issued	Outstanding	735.0	778.0
September 30, 2020	5,629,136	5,629,136
December 31, 2019	5,629,136	5,629,136
Accumulated other comprehensive income (loss)			(119.5)	122.5
			3,657.4	6,043.8
Noncontrolling interests			3,255.9	3,401.5
Total owners' equity			6,913.3	9,445.3
Total liabilities and owners' equity			$15,994.6	$18,744.5

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In millions)
Revenues:
Sales of commodities	$1,840.8	$1,594.2	$4,900.8	$5,254.8
Fees from midstream services	274.3	308.3	786.7	942.4
Total revenues	2,115.1	1,902.5	5,687.5	6,197.2
Costs and expenses:
Product purchases	1,303.2	1,328.1	3,346.8	4,415.7
Operating expenses	181.9	200.2	565.1	600.7
Depreciation and amortization expense	203.7	244.3	647.3	718.9
General and administrative expense	56.3	65.6	171.7	212.3
Impairment of long-lived assets	—	—	2,442.8	—
Other operating (income) expense	72.2	18.4	73.8	21.7
Income (loss) from operations	297.8	45.9	(1,560.0)	227.9
Other income (expense):
Interest expense, net	(94.9)	(84.2)	(283.0)	(229.2)
Equity earnings (loss)	18.6	10.0	54.1	15.9
Gain (loss) from financing activities	(13.7)	—	47.4	(1.4)
Gain (loss) from sale of equity-method investment	—	65.8	—	65.8
Change in contingent considerations	—	—	—	(8.8)
Other, net	1.3	—	2.0	—
Income (loss) before income taxes	209.1	37.5	(1,739.5)	70.2
Income tax (expense) benefit	—	—	—	—
Net income (loss)	209.1	37.5	(1,739.5)	70.2
Less: Net income (loss) attributable to noncontrolling interests	100.1	76.6	108.1	144.3
Net income (loss) attributable to Targa Resources Partners LP	$109.0	$(39.1)	$(1,847.6)	$(74.1)

Net income attributable to preferred limited partners	$2.8	$2.8	$8.4	$8.4
Net income (loss) attributable to general partner	2.1	(0.9)	(37.2)	(1.7)
Net income (loss) attributable to common limited partners	104.1	(41.0)	(1,818.8)	(80.8)
Net income (loss) attributable to Targa Resources Partners LP	$109.0	$(39.1)	$(1,847.6)	$(74.1)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In millions)
Net income (loss)	$209.1	$37.5	$(1,739.5)	$70.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	(128.7)	118.2	(102.6)	167.8
Settlements reclassified to revenues	(19.2)	(41.5)	(139.4)	(106.1)
Other comprehensive income (loss)	(147.9)	76.7	(242.0)	61.7
Comprehensive income (loss)	61.2	114.2	(1,981.5)	131.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	100.1	76.6	108.1	144.3
Comprehensive income (loss) attributable to Targa Resources Partners LP	$(38.9)	$37.6	$(2,089.6)	$(12.4)

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, June 30, 2020	5,000	$120.6	275,168	$2,865.2	5,629	$733.8	$28.4	$3,230.9	$6,978.9
Contributions from Targa Resources Corp.	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(110.3)	(110.3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.7	7.7
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5
Other comprehensive income (loss)	—	—	—	—	—	—	(147.9)	—	(147.9)
Net income (loss)	—	2.8	—	104.1	—	2.1	—	100.1	209.1
Distributions	—	(2.8)	—	(48.0)	—	(0.9)	—	—	(51.7)
Balance, September 30, 2020	5,000	$120.6	275,168	$2,921.3	5,629	$735.0	$(119.5)	$3,255.9	$6,913.3

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, June 30, 2019	5,000	$120.6	275,168	$5,703.1	5,629	$791.9	$109.9	$3,276.2	$10,001.7
Contributions from Targa Resources Corp.	—	—	—	9.8	—	0.2	—	—	10.0
Sale of ownership interests in subsidiaries	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(87.2)	(87.2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	115.3	115.3
Other comprehensive income (loss)	—	—	—	—	—	—	76.7	—	76.7
Net income (loss)	—	2.8	—	(41.0)	—	(0.9)	—	76.6	37.5
Distributions	—	(2.8)	—	(234.8)	—	(4.8)	—	—	(242.4)
Balance, September 30, 2019	5,000	$120.6	275,168	$5,437.1	5,629	$786.4	$186.6	$3,380.9	$9,911.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2019	5,000	$120.6	275,168	$5,022.7	5,629	$778.0	$122.5	$3,401.5	$9,445.3
Contributions from Targa Resources Corp.	—	—	—	49.0	—	1.0	—	—	50.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314.5)	(314.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	33.3	33.3
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5
Other comprehensive income (loss)	—	—	—	—	—	—	(242.0)	—	(242.0)
Net income (loss)	—	8.4	—	(1,818.8)	—	(37.2)	—	108.1	(1,739.5)
Distributions	—	(8.4)	—	(331.6)	—	(6.8)	—	—	(346.8)
Balance, September 30, 2020	5,000	$120.6	275,168	$2,921.3	5,629	$735.0	$(119.5)	$3,255.9	$6,913.3

							Accumulated
	Limited		Limited		General		Other	Non-
	Partner		Partner		Partner		Comprehensive	controlling
	Preferred	Amount	Common	Amount	Units	Amount	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except units in thousands)

Balance, December 31, 2018	5,000	$120.6	275,168	$6,227.2	5,629	$802.6	$124.9	$1,270.8	$8,546.1
Contributions from Targa Resources Corp.	—	—	—	196.0	—	4.0	—	—	200.0
Sale of ownership interests in subsidiaries	—	—	—	(10.5)	—	(0.2)	—	1,619.7	1,609.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(172.6)	(172.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	518.7	518.7
Other comprehensive income (loss)	—	—	—	—	—	—	61.7	—	61.7
Net income (loss)	—	8.4	—	(80.8)	—	(1.7)	—	144.3	70.2
Distributions	—	(8.4)	—	(894.8)	—	(18.3)	—	—	(921.5)
Balance, September 30, 2019	5,000	$120.6	275,168	$5,437.1	5,629	$786.4	$186.6	$3,380.9	$9,911.6

See notes to consolidated financial statements.

TARGA RESOURCES PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(1,739.5)	$70.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	7.6	6.8
Depreciation and amortization expense	647.3	718.9
Impairment of long-lived assets	2,442.8	—
Accretion of asset retirement obligations	2.6	3.7
Equity (earnings) loss of unconsolidated affiliates	(54.1)	(15.9)
Distributions of earnings received from unconsolidated affiliates	65.5	26.0
Risk management activities	(214.2)	100.8
(Gain) loss on sale or disposition of business and assets	58.0	3.6
Write-downs of assets	13.5	17.9
(Gain) loss from financing activities	(47.4)	1.4
(Gain) loss from sale of equity-method investment	—	(65.8)
Change in contingent considerations	—	8.8
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	170.0	108.0
Inventories	(115.8)	(89.7)
Accounts payable, accrued liabilities and other liabilities	(151.3)	(9.5)
Interest payable	(30.1)	12.2
Net cash provided by operating activities	1,054.9	897.4
Cash flows from investing activities
Outlays for property, plant and equipment	(803.1)	(2,433.8)
Proceeds from sale of business and assets	135.9	2.7
Investments in unconsolidated affiliates	(2.2)	(243.7)
Proceeds from sale of equity-method investment		70.3
Return of capital from unconsolidated affiliates	10.7	1.1
Other, net	4.7	(16.3)
Net cash used in investing activities	(654.0)	(2,619.7)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facility	1,460.0	2,180.0
Repayments of credit facility	(1,360.0)	(2,050.0)
Proceeds from borrowings under accounts receivable securitization facility	476.4	770.0
Repayments of accounts receivable securitization facility	(596.4)	(804.0)
Proceeds from issuance of senior notes	1,000.0	1,500.0
Redemption of senior notes	(831.0)	(749.4)
Principal payments of finance leases	(9.3)	(8.5)
Costs incurred in connection with financing arrangements	(9.6)	(25.1)
Payment of contingent consideration	—	(317.1)
Sale of ownership interests in subsidiaries	—	1,619.7
Contributions from general partner	1.0	4.0
Contributions from TRC	49.0	196.0
Contributions from noncontrolling interests	33.3	518.7
Distributions to noncontrolling interests	(310.6)	(98.9)
Distributions to unitholders	(346.8)	(921.5)
Net cash provided by (used in) financing activities	(444.0)	1,813.9
Net change in cash and cash equivalents	(43.1)	91.6
Cash and cash equivalents, beginning of period	291.1	203.3
Cash and cash equivalents, end of period	$248.0	$294.9

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

Our Operations

We are primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and purchasing and selling crude oil.

See Note 15 – Segment Information for certain financial information regarding our business segments.

The employees supporting our operations are employed by Targa. Our consolidated financial statements include the direct costs of Targa employees deployed to our operating segments, as well as an allocation of costs associated with our usage of Targa’s centralized general and administrative services.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2020.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Convertible Debt and Equity Instruments

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update simplify the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and embedded conversion features that can be recognized separately from the primary contract. These amendments also enhance transparency and improve disclosures for convertible instruments and earnings per share guidance. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. This update permits the use of either the modified retrospective or full retrospective method of adoption. We are currently evaluating the effects of such amendments on our consolidated financial statements.

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

Note 4 — Property, Plant and Equipment and Intangible Assets

	September 30, 2020	December 31, 2019	Estimated Useful Lives (In Years)
Gathering systems	$9,125.1	$8,976.8	5 to 20
Processing and fractionation facilities	6,131.7	5,137.0	5 to 25
Terminaling and storage facilities	1,514.8	1,495.5	5 to 25
Transportation assets	2,422.6	2,292.4	10 to 50
Other property, plant and equipment	123.7	183.9	3 to 50
Land	160.7	159.7	—
Construction in progress	697.8	1,576.5	—
Finance lease right-of-use assets	51.3	48.8
Property, plant and equipment	20,227.7	19,870.6
Accumulated depreciation, amortization and impairment	(7,934.8)	(5,321.6)
Property, plant and equipment, net	$12,292.9	$14,549.0

Intangible assets	$2,643.5	$2,643.5	10 to 20
Accumulated amortization and impairment	(1,225.9)	(908.5)
Intangible assets, net	$1,417.6	$1,735.0

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

During the three and nine months ended September 30, 2020, depreciation expense was $168.5 million and $538.5 million, respectively. During the three and nine months ended September 30, 2019, depreciation expense was $201.4 million and $590.1 million, respectively.

Asset Impairments

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates could have an impact on our assessment of asset recoverability.

During the nine months ended September 30, 2020, global commodity prices declined due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter from certain major oil producing nations increasing production also significantly contributed to the sharp drop in commodity prices. While these major oil and gas producing countries subsequently agreed to collectively decrease production and global economies are beginning to re-open, these events, combined with the outbreak of the COVID-19 pandemic, contributed to volatility and depressed commodity prices. The drop in commodity prices resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. Commodity prices remain weak relative to historical levels and have remained volatile as uncertainty around global commodity supply and demand continues due to the COVID-19 pandemic.

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

In the first quarter of 2020, we recorded non-cash pre-tax impairments of $2,442.8 million primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Mid-Continent operations and full impairment of our Coastal operations - all of which are in our Gathering and Processing segment. Our first quarter impairment assessment forecasted further decline in natural gas production across the Mid-Continent and Gulf of Mexico. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations. There were no indicators of impairment identified during the second or third quarters of 2020.

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

The changes in our intangible assets are as follows:

Balance at December 31, 2019	$1,735.0
Impairment	(208.6)
Amortization	(108.8)
Balance at September 30, 2020	$1,417.6

Assets and Liabilities Held for Sale

In October 2020, we executed agreements to sell our assets in Channelview, Texas for approximately $58 million (the “October 2020 Sale”). As of September 30, 2020, we classified our assets as held for sale and measured the fair value of the disposal group using the expected sales price under a contract with a third party (an input within Level 3 of the fair value hierarchy). We recognized a loss of $58.3 million included within Other operating (income) expense in our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 to reduce the carrying value of our assets to their recoverable amounts.

The sale closed in October 2020, and we used the proceeds for general corporate purposes. The sale of the assets is included in our Logistics and Transportation segment and does not qualify for reporting as a discontinued operation, as its divestiture did not represent a strategic shift that would have a major effect on our operations or financial results.

The adjusted carrying amounts of the assets and liabilities held for sale as of September 30, 2020 are as follows:

September 30, 2020
Current assets:
Property, plant and equipment, net of accumulated depreciation and estimated loss on sale	$61.0
Other current assets	1.2
Total assets held for sale	$62.2

Current liabilities:
Accounts payable and accrued liabilities	$1.0
Other long-term obligations	2.6
Total liabilities held for sale	$3.6

Note 5 — Debt Obligations

	September 30, 2020	December 31, 2019
Current:
Accounts receivable securitization facility, due April 2021 (1)	$250.0	$370.0
Finance lease liabilities	11.9	12.2
Current debt obligations	261.9	382.2

Long-term:
Senior secured revolving credit facility, variable rate, due June 2023 (2)	100.0	—
Senior unsecured notes:
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	—	580.1
5⅛% fixed rate, due February 2025	481.0	500.0
5⅞% fixed rate, due April 2026	963.2	1,000.0
5⅜% fixed rate, due February 2027	468.1	500.0
6½% fixed rate, due July 2027	705.2	750.0
5% fixed rate, due January 2028	700.3	750.0
6⅞% fixed rate, due January 2029	679.3	750.0
5½% fixed rate, due March 2030	949.6	1,000.0
4⅞% fixed rate, due February 2031	1,000.0	—
TPL notes, 4¾% fixed rate, due November 2021 (3)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (3)	48.1	48.1
Unamortized premium	0.2	0.3
	7,245.0	7,028.5
Debt issuance costs, net of amortization	(48.5)	(49.1)
Finance lease liabilities	20.7	25.8
Long-term debt	7,217.2	7,005.2
Total debt obligations	$7,479.1	$7,387.4
Irrevocable standby letters of credit outstanding (2)	$35.3	$88.2

(1)

As of September 30, 2020, we had $250.0 million of qualifying receivables under our $250.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in zero availability. During the second quarter of 2020, we amended the Securitization Facility to decrease the facility size from $400.0 million to $250.0 million to more closely align with our expectations for borrowing needs given commodity prices and to extend the facility termination date to April 21, 2021.

(2)	As of September 30, 2020, availability under our $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,064.7 million.
(3)	“TPL” refers to Targa Pipeline Partners LP.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the nine months ended September 30, 2020:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRP Revolver	1.9% - 6.0%	2.3%
Securitization Facility	1.5% - 2.7%	2.0%

Compliance with Debt Covenants

As of September 30, 2020, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuance

In August 2020, we issued $1.0 billion aggregate principal amount of 4⅞% Senior Notes due 2031 (the “August 2020 Offering”), resulting in net proceeds of $991.0 million. The 4⅞% Senior Notes due 2031 have substantially similar terms and covenants as our other series of Senior Notes. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “Tender Offer”) of our 6¾% Senior Notes due 2024 and redeem any 6¾% Senior Notes due 2024 that remained outstanding after consummation of the Tender Offer, with the remainder used for repayment of borrowings under the TRP Revolver. See “Debt Extinguishments and Repurchases” for further details of the concurrent tender offer.

Debt Extinguishments and Repurchases

Concurrent with the August 2020 Offering, we commenced the Tender Offer to purchase for cash, subject to certain terms and conditions, any and all of our outstanding 6¾% Senior Notes due 2024. We accepted for purchase all the notes that were validly tendered as of the early tender date, which totaled $262.1 million.

Subsequent to the closing of the Tender Offer in August 2020, we redeemed the 6¾% Senior Notes due 2024 for the remaining note balance of $318.0 million (the “2024 Note Redemption”). As a result of the Tender Offer and the 2024 Note Redemption, we recorded a loss due to debt extinguishment of $13.7 million comprised of $11.1 million premiums paid and a write-off of $2.6 million of debt issuance costs.

Debt Repurchases

The following table summarizes our senior note repurchases for the nine months ended September 30, 2020:

Debt Repurchased	Book Value	Payment	Gain (Loss)	Write-off of Debt Issuance Costs	Net Gain
5⅛% Senior Notes due 2025	$19.0	$(14.6)	$4.4	$(0.1)	$4.3
5⅞% Senior Notes due 2026	36.8	(29.7)	7.1	(0.2)	6.9
5⅜% Senior Notes due 2027	31.9	(26.6)	5.3	(0.2)	5.1
6½% Senior Notes due 2027	44.8	(35.5)	9.3	(0.4)	8.9
5% Senior Notes due 2028	49.7	(38.0)	11.7	(0.4)	11.3
6⅞% Senior Notes due 2029	70.7	(55.2)	15.5	(0.6)	14.9
5½% Senior Notes due 2030	50.4	(40.2)	10.2	(0.5)	9.7
6¾% Senior Notes due 2024	580.1	(591.2)	(11.1)	(2.6)	(13.7)
	$883.4	$(831.0)	$52.4	$(5.0)	$47.4

We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to the debt repurchases detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt obligations (1)	$7,244.8	$-	$714.2	$1,064.9	$5,465.7
Interest on debt obligations (2)	2,729.3	402.0	791.0	657.6	878.7
	$9,974.1	$402.0	$1,505.2	$1,722.5	$6,344.4

(1)Represents scheduled future maturities of consolidated debt obligations for the periods indicated.

(2)Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing September 30, 2020 rates for floating debt.

Subsequent Event

On November 2, 2020, we redeemed the $559.6 million remaining balance of our 5¼% Senior Notes due 2023.

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

Deferred revenue as of September 30, 2020 and December 31, 2019, was $169.4 million and $172.0 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Part II—Item 1. Legal Proceedings for further details on the related litigation.

Note 7 — Partnership Units and Related Matters

Distributions

TRC is entitled to receive all Partnership distributions after payment of preferred unit distributions each quarter.

The following table details the distributions declared and paid by us for the nine months ended September 30, 2020:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2020	November 13, 2020	$51.7	$48.9
June 30, 2020	August 13, 2020	51.7	48.9
March 31, 2020	May 13, 2020	53.1	50.3
December 31, 2019	February 13, 2020	241.9	239.1

Contributions

All capital contributions to us continue to be allocated 98% to the limited partner and 2% to our general partner; however, no units will be issued for those contributions. For the nine months ended September 30, 2020, TRC made a total of $50.0 million in contributions to us.

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

We paid $2.8 million and $8.4 million of distributions to the holders of Preferred Units (“Preferred Unitholders”) for the three and nine months ended September 30, 2020.

Subsequent Event

In October 2020, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on November 16, 2020.

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

At September 30, 2020, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2020	2021	2022	2023	2024	2025
Natural Gas	Swaps	MMBtu/d	168,317	166,216	90,600	33,350	-	-
Natural Gas	Basis Swaps	MMBtu/d	445,084	471,168	295,390	250,000	90,000	5,000
NGL	Swaps	Bbl/d	30,909	29,261	16,848	2,627	-	-
NGL	Futures	Bbl/d	52,685	25,526	-	-	-	-
Condensate	Swaps	Bbl/d	5,190	4,872	2,125	515	-	-

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

		Fair Value as of September 30, 2020		Fair Value as of December 31, 2019
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$58.4	$116.1	$102.1	$11.6
	Long-term	14.0	62.8	33.7	6.4
Total derivatives designated as hedging instruments		$72.4	$178.9	$135.8	$18.0
Derivatives not designated as hedging instruments
Commodity contracts	Current	$30.5	$5.0	$1.2	$92.5
	Long-term	65.5	0.1	1.8	34.4
Total derivatives not designated as hedging instruments		$96.0	$5.1	$3.0	$126.9
Total current position		$88.9	$121.1	$103.3	$104.1
Total long-term position		79.5	62.9	35.5	40.8
Total derivatives		$168.4	$184.0	$138.8	$144.9

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$80.3	$(121.1)	$60.1	$31.5	$(12.2)
Counterparties without offsetting positions - assets	8.6	-	-	8.6	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	88.9	(121.1)	60.1	40.1	(12.2)
Long Term Position
Counterparties with offsetting positions or collateral	63.4	(62.6)	-	26.3	(25.5)
Counterparties without offsetting positions - assets	16.1	-	-	16.1	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	79.5	(62.9)	-	42.4	(25.8)
Total Derivatives
Counterparties with offsetting positions or collateral	143.7	(183.7)	60.1	57.8	(37.7)
Counterparties without offsetting positions - assets	24.7	-	-	24.7	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	$168.4	$(184.0)	$60.1	$82.5	$(38.0)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2019	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$99.8	$(85.0)	$(4.9)	$56.0	$(46.1)
Counterparties without offsetting positions - assets	3.5	-	-	3.5	-
Counterparties without offsetting positions - liabilities	-	(19.1)	-	-	(19.1)
	103.3	(104.1)	(4.9)	59.5	(65.2)
Long Term Position
Counterparties with offsetting positions or collateral	33.3	(40.5)	-	18.1	(25.3)
Counterparties without offsetting positions - assets	2.2	-	-	2.2	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	35.5	(40.8)	-	20.3	(25.6)
Total Derivatives
Counterparties with offsetting positions or collateral	133.1	(125.5)	(4.9)	74.1	(71.4)
Counterparties without offsetting positions - assets	5.7	-	-	5.7	-
Counterparties without offsetting positions - liabilities	-	(19.4)	-	-	(19.4)
	$138.8	$(144.9)	$(4.9)	$79.8	$(90.8)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $15.6 million as of September 30, 2020. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2020	2019	2020	2019
Commodity contracts	$(128.7)	$118.2	$(102.6)	$167.8

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2020	2019	2020	2019
Revenues	$19.2	$41.5	$139.4	$106.1

Based on valuations as of September 30, 2020, we expect to reclassify commodity hedge-related deferred losses of $(106.0) million included in accumulated other comprehensive income into earnings before income taxes through the end of 2023, with $(57.2) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and nine months ended September 30, 2020, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward basis prices, as compared to our hedged positions.

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2020	2019	2020	2019
Commodity contracts	Revenue	$90.0	$(103.3)	$197.9	$(113.8)

See Note 9 – Fair Value Measurements and Note 15 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2020, a net liability position of $15.6 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $(136.8) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $106.1 million.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$168.4	$168.4	$—	$168.4	$—
Liabilities from commodity derivative contracts (1)	184.0	184.0	—	183.7	0.3
TPL contingent consideration (2)	2.3	2.3	—	—	2.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	248.0	248.0	—	—	—
TRP Revolver	100.0	100.0	—	100.0	—
Senior unsecured notes	7,145.0	7,206.0	—	7,206.0	—
Securitization Facility	250.0	250.0	—	250.0	—

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$136.5	$136.5	$—	$136.2	$0.3
Liabilities from commodity derivative contracts (1)	142.6	142.6	—	142.0	0.6
TPL contingent consideration (2)	2.3	2.3	—	—	2.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	291.1	291.1	—	—	—
TRP Revolver	—	—	—	—	—
Senior unsecured notes	7,028.5	7,376.9	—	7,376.9	—
Securitization Facility	370.0	370.0	—	370.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 8 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable was immaterial. As of September 30, 2020, we had three commodity swap and option contracts categorized as Level 3.

The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Consideration
Balance, December 31, 2019	$(0.3)	$(2.3)
New Level 3 derivative instruments	(0.5)	—
Transfers out of Level 3 (1)	0.3	—
Unrealized gain/(loss) included in OCI	0.2	—
Balance, September 30, 2020	$(0.3)	$(2.3)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

The following table summarizes transactions with Targa:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Targa billings of payroll and related costs included in operating expenses	$59.5	$61.6	$191.7	$177.3
Targa allocation of general and administrative expense	51.3	59.5	159.8	188.4
Cash distributions to Targa based on general partner and limited partner ownership	48.8	239.6	338.3	913.1
Cash contributions from Targa related to limited partner ownership (1)	—	9.8	49.0	196.0
Cash contributions from Targa to maintain its 2% general partner ownership	—	0.2	1.0	4.0

____________________________________________________________________________________________________________

(1)	The cash contributions from Targa related to limited partner ownership were allocated 98% to the limited partner and 2% to general partner. See Note 7 – Partnership Units and Related Matters.

Note 11 – Contingencies

Legal Proceedings

We are a party to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We are also a party to various proceedings with governmental environmental agencies, including but not limited to the U.S. Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business. See Part II—Item 1. Legal Proceedings for further details.

Note 12 – Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period, and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 19 years.

	2020	2021	2022 and after
Fixed consideration to be recognized as of September 30, 2020	$140.7	$518.1	$2,858.8

Based on the optional exemptions we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 15 – Segment Information.

Note 13 — Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Gain) loss on sale of disposition of business and assets (1)	$58.0	$0.5	$58.0	$3.6
Write-down of assets (2)	13.5	17.9	13.5	17.9
Other	0.7	—	2.3	0.2
	$72.2	$18.4	$73.8	$21.7

(1)

In October 2020, we recognized a loss of $58.3 million for the three and nine months ended September 30, 2020 to reduce the carrying value of our assets in Channelview, Texas in connection with the October 2020 Sale. See Note 4 – Property, Plant and Equipment and Intangible Assets for further details.

(2)	Related to the write-down of certain assets to their recoverable amounts.

Note 14 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Cash:
Interest paid, net of capitalized interest (1)	$306.3	$216.6
Income taxes paid, net of refunds	0.1	(1.7)
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	(194.7)	(150.6)
Transfers from materials and supplies inventory to property, plant and equipment	1.9	21.7
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$3.9	$73.8

(1)	Interest capitalized on major projects was $31.1 million and $50.5 million for the nine months ended September 30, 2020 and 2019.

Note 15 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business). Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil purchase and sale, gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays); and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$135.7	$1,616.5	$88.6	$—	$1,840.8
Fees from midstream services	126.2	148.1	—	—	274.3
	261.9	1,764.6	88.6	—	2,115.1
Intersegment revenues
Sales of commodities	611.9	37.4	—	(649.3)	—
Fees from midstream services	1.7	8.5	—	(10.2)	—
	613.6	45.9	—	(659.5)	—
Revenues	$875.5	$1,810.5	$88.6	$(659.5)	$2,115.1
Operating margin	$261.0	$280.4	$88.6	$—	$630.0
Other financial information:
Total assets (1)	$8,929.4	$6,841.2	$78.2	$145.8	$15,994.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$63.6	$69.0	$—	$4.0	$136.6

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Three Months Ended September 30, 2019
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$292.3	$1,403.1	$(101.2)	$—	$1,594.2
Fees from midstream services	173.0	135.3	—	—	308.3
	465.3	1,538.4	(101.2)	—	1,902.5
Intersegment revenues
Sales of commodities	534.0	34.9	—	(568.9)	—
Fees from midstream services	1.9	7.4	—	(9.3)	—
	535.9	42.3	—	(578.2)	—
Revenues	$1,001.2	$1,580.7	$(101.2)	$(578.2)	$1,902.5
Operating margin	$246.5	$228.9	$(101.2)	$—	$374.2
Other financial information:
Total assets (1)	$12,326.5	$6,475.0	$2.9	$53.9	$18,858.3
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$230.3	$301.2	$—	$10.8	$542.3

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$512.9	$4,172.0	$215.9	$—	$4,900.8
Fees from midstream services	354.5	432.2	—	—	786.7
	867.4	4,604.2	215.9	—	5,687.5
Intersegment revenues
Sales of commodities	1,444.3	140.1	—	(1,584.4)	—
Fees from midstream services	4.9	23.8	—	(28.7)	—
	1,449.2	163.9	—	(1,613.1)	—
Revenues	$2,316.6	$4,768.1	$215.9	$(1,613.1)	$5,687.5
Operating margin	$753.7	$806.0	$215.9	$—	$1,775.6
Other financial information:
Total assets (1)	$8,929.4	$6,841.2	$78.2	$145.8	$15,994.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$218.0	$375.5	$—	$16.8	$610.3

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

	Nine Months Ended September 30, 2019
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$847.4	$4,508.5	$(101.1)	$—	$5,254.8
Fees from midstream services	549.1	393.3	—	—	942.4
	1,396.5	4,901.8	(101.1)	—	6,197.2
Intersegment revenues
Sales of commodities	1,896.5	117.0	—	(2,013.5)	—
Fees from midstream services	5.3	20.1	—	(25.4)	—
	1,901.8	137.1	—	(2,038.9)	—
Revenues	$3,298.3	$5,038.9	$(101.1)	$(2,038.9)	$6,197.2
Operating margin	$716.8	$565.0	$(101.1)	$—	$1,180.7
Other financial information:
Total assets (1)	$12,326.5	$6,475.0	$2.9	$53.9	$18,858.3
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$1,068.7	$1,197.5	$—	$38.7	$2,304.9

(1)	Assets in the Corporate and Eliminations column primarily include cash, prepaids and debt issuance costs for our TRP Revolver.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$351.1	$305.3	$893.9	$934.2
NGL	1,312.9	1,160.5	3,382.0	3,752.4
Condensate and crude oil	54.4	178.7	217.8	488.4
Petroleum products	13.2	11.5	69.8	87.5
	1,731.6	1,656.0	4,563.5	5,262.5
Non-customer revenue:
Derivative activities - Hedge	19.2	41.5	139.4	106.1
Derivative activities - Non-hedge (1)	90.0	(103.3)	197.9	(113.8)
	109.2	(61.8)	337.3	(7.7)
Total sales of commodities	1,840.8	1,594.2	4,900.8	5,254.8

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	123.7	171.6	347.1	543.7
NGL transportation, fractionation and services	43.8	45.8	116.7	122.0
Storage, terminaling and export	96.6	84.6	285.5	254.7
Other	10.2	6.3	37.4	22.0
Total fees from midstream services	274.3	308.3	786.7	942.4

Total revenues	$2,115.1	$1,902.5	$5,687.5	$6,197.2

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$261.0	$246.5	$753.7	$716.8
Logistics and Transportation operating margin	280.4	228.9	806.0	565.0
Other operating margin	88.6	(101.2)	215.9	(101.1)
Depreciation and amortization expense	(203.7)	(244.3)	(647.3)	(718.9)
General and administrative expense	(56.3)	(65.6)	(171.7)	(212.3)
Impairment of long-lived assets	—	—	(2,442.8)	—
Interest expense, net	(94.9)	(84.2)	(283.0)	(229.2)
Equity earnings (loss)	18.6	10.0	54.1	15.9
Gain (loss) on sale or disposition of business and assets	(58.0)	(0.5)	(58.0)	(3.6)
Write-down of assets	(13.5)	(17.9)	(13.5)	(17.9)
Gain (loss) from financing activities	(13.7)	—	47.4	(1.4)
Gain (loss) from sale of equity-method investment	—	65.8	—	65.8
Change in contingent considerations	—	—	—	(8.8)
Other, net	0.6	—	(0.3)	(0.1)
Income (loss) before income taxes	$209.1	$37.5	$(1,739.5)	$70.2

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

Our Operations

We are engaged primarily in the business of:

•	gathering, compressing, treating, processing, transporting and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and purchasing and selling crude oil.

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business).

Our Gathering and Processing segment includes assets used in the gathering and purchase and sale of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil purchase and sale, gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays); and the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

Recent Developments

Response to Current Market Conditions

During the nine months ended September 30, 2020, global commodity prices declined due to factors that significantly impacted both supply and demand. As the COVID-19 pandemic spread and travel and other restrictions were implemented globally, the demand for commodities declined substantially. Additionally, certain major oil producing nations significantly increased their oil and gas production late in the first quarter which further contributed to the surplus production of commodities. Despite these nations subsequently agreeing to reduce global commodity supplies and global economies beginning to re-open, commodity prices remain weak relative to historical levels and continue to remain volatile. Reduced economic activity due to the COVID-19 pandemic, combined with uncertainty around global commodity supply and demand, has contributed to depressed crude oil, condensate, NGL and natural gas prices. Furthermore, the decline in commodity prices led many exploration and production companies to reduce planned capital expenditures for drilling and production activities and also led to some companies shutting in wells in the first half of 2020. Such price and activity declines negatively impacted our operations by (i) reducing investments by third parties in the development of new oil and gas reserves, therefore reducing volumes coming onto our systems in the future, (ii) decreasing volumes processed in our facilities and transported on our pipelines and (iii) reducing the prices we receive from the sale of commodities. While commodity prices remain low relative to historical levels and uncertainties associated with the impacts of COVID-19 continue, production from wells that were previously shut-in during the first half of 2020 across our operating areas has largely resumed. Though energy demand has begun to recover compared to the first half of 2020, the pace and scope of recovery is uncertain at this time and may extend beyond 2020.

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

In a response to current market conditions, in the first quarter of 2020, we announced that our Board of Directors approved a reduction in the Company’s quarterly common dividend to $0.10 per share for the quarter ended March 31, 2020 from $0.91 per share in the previous quarter. This reduction provided for approximately $755 million of additional annual direct cash flow, resulting in significant free cash flow available to reduce debt. We also reduced our estimated 2020 net growth capital expenditures to about $700 million from our previously disclosed ranges of $700 million to $800 million in the first quarter of 2020 and $1.2 billion to $1.3 billion in the fourth quarter of 2019. The vast majority of spending is for major ongoing growth capital projects where the capital is already predominantly spent. We continue to work through numerous internal initiatives to respond to current market conditions, including identifying and implementing cost reduction measures such as reducing or deferring non-essential operating and general and administrative expenses.

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

Gathering and Processing Segment Expansion

Permian Midland Processing Expansion

In November 2020, we announced the transfer of an existing cryogenic natural gas processing plant from our North Texas system to our Permian Midland system. The former Longhorn Plant will be relocated to, and installed in Reagan County, Texas, in 2021 as a new 200 MMcf/d cryogenic natural gas processing plant (the “Heim Plant”). The Heim Plant will process natural gas production from the Permian Basin and is expected to begin operations in the fourth quarter of 2021.

In August 2019, we announced that we began construction of a new 250 MMcf/d cryogenic natural gas processing plant in the Midland Basin, the Gateway Plant, which commenced operations in the third quarter of 2020.

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

Logistics and Transportation Segment Expansion

Grand Prix NGL Pipeline Extension

In February 2019, we announced an extension to our Grand Prix NGL pipeline system (the “Central Oklahoma Extension”), which will extend from Southern Oklahoma to the STACK region of Central Oklahoma where it will connect with The Williams Companies, Inc. (“Williams”) Bluestem Pipeline, linking the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. The Central Oklahoma Extension is expected to be operational by the end of the fourth quarter of 2020. Transportation volumes on the Central Oklahoma Extension accrue solely to Targa’s benefit and are not included in Grand Prix Pipeline LLC (“Grand Prix Joint Venture”), a consolidated subsidiary of which Targa owns a 56% interest.

Fractionation Expansion

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7” and “Train 8”). Train 7 commenced operations in the first quarter of 2020 and Train 8 commenced operations in the third quarter of 2020. In January 2019, Williams committed to Targa significant volumes which Targa will transport on Grand Prix and fractionate at Targa’s Mont Belvieu facilities (including Train 7). Williams was also granted an option to purchase a 20% equity interest in the fractionation train, which was originally wholly owned by Targa. Williams exercised its initial option and executed a joint venture agreement with us with respect to Train 7 in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, will be funded and owned 100% by Targa.

LPG Export Expansion

In February 2019, we announced plans to further expand our LPG export capabilities of propane and butanes at our Galena Park Marine Terminal by increasing refrigeration capacity and associated load rates. With the additional infrastructure, we increased our effective export capacity up to 15 MMBbl per month in the third quarter of 2020, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors.

Asset Sales

In October 2020, we executed agreements to sell our assets in Channelview, Texas for approximately $58 million (the “October 2020 Sale”). The sale closed in the fourth quarter of 2020.

In November 2019, we executed agreements to sell our crude and storage business in Permian Delaware for approximately $134 million. The sale closed in the first quarter of 2020.

Financing Activities

On November 2, 2020, we redeemed the $559.6 million remaining balance of our 5¼% Senior Notes due 2023.

In the third quarter of 2020, we issued $1.0 billion of 4⅞% Senior Notes due 2031, resulting in net proceeds of $991.0 million. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “Tender Offer”) and redemption payments for our 6¾% Senior Notes due 2024 (the “6¾% Notes”), with the remainder used for repayment of borrowings under the TRP Revolver.

We accepted for purchase all the notes that were validly tendered as of the early tender date, which totaled $262.1 million and redeemed the remaining aggregate principal amount of the 6¾% Notes, which totaled $318.0 million. We recorded a loss due to debt extinguishment of $13.7 million comprised of $11.1 million premiums paid and a write-off of $2.6 million of debt issuance costs.

Additionally, during the first half of 2020, we repurchased a portion of our outstanding senior notes on the open market, paying $239.8 million plus accrued interest to repurchase $303.3 million of the notes. The repurchases resulted in a $61.1 million net gain, which included the write-off of $2.4 million in related debt issuance costs.

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

Our profitability is also impacted by fee-based contracts. Our growing capital expenditures for pipelines and gathering and processing assets underpinned by fee-based margin, expansion of our downstream facilities, continued focus on adding fee-based margin to our existing and future gathering and processing contracts, as well as third-party acquisitions of businesses and assets, will continue to increase the number of our contracts that are fee-based. Fixed fees for services such as gathering and processing, transportation, fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities. Nevertheless, a change in market dynamics such as available commodity throughput does affect profitability.

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

Gathering and Processing segment gross margin consists primarily of:

•	service fees related to natural gas and crude oil gathering, treating and processing; and
•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer payments, natural gas and crude oil purchases, and our equity volume hedge settlements.

Logistics and Transportation segment gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, third-party transportation costs and the net inventory change.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Net Income (Loss) to Operating Margin and Gross Margin
Net income (loss)	$209.1	$37.5	$(1,739.5)	$70.2
Depreciation and amortization expense	203.7	244.3	647.3	718.9
General and administrative expense	56.3	65.6	171.7	212.3
Impairment of long-lived assets	—	—	2,442.8	—
Interest (income) expense, net	94.9	84.2	283.0	229.2
Equity (earnings) loss	(18.6)	(10.0)	(54.1)	(15.9)
(Gain) loss on sale or disposition of business and assets	58.0	0.5	58.0	3.6
Write-down of assets	13.5	17.9	13.5	17.9
(Gain) loss from sale of equity-method investment	—	(65.8)	—	(65.8)
(Gain) loss from financing activities	13.7	—	(47.4)	1.4
Change in contingent considerations	—	—	—	8.8
Other, net	(0.6)	—	0.3	0.2
Operating margin	630.0	374.2	1,775.6	1,180.8
Operating expenses	181.9	200.2	565.1	600.7
Gross margin	$811.9	$574.4	$2,340.7	$1,781.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRP to Adjusted EBITDA
Net income (loss) attributable to TRP	$109.0	$(39.1)	$(1,847.6)	$(74.1)
Interest (income) expense, net	94.9	84.2	283.0	229.2
Depreciation and amortization expense	203.7	244.3	647.3	718.9
Impairment of long-lived assets	—	—	2,442.8	—
(Gain) loss on sale or disposition of business and assets	58.0	0.5	58.0	3.6
Write-down of assets	13.5	17.9	13.5	17.9
(Gain) loss from sale of equity-method investment	—	(65.8)	—	(65.8)
(Gain) loss from financing activities (1)	13.7	—	(47.4)	1.4
Equity (earnings) loss	(18.6)	(10.0)	(54.1)	(15.9)
Distributions from unconsolidated affiliates and preferred partner interests, net	28.2	14.0	81.6	33.4
Change in contingent considerations	—	—	—	8.8
Risk management activities	(88.3)	100.7	(214.2)	100.8
Severance and related benefits (2)	—	—	6.5	—
Noncontrolling interests adjustments (3)	(9.2)	(8.9)	(211.7)	(25.6)
TRP Adjusted EBITDA	$404.9	$337.8	$1,157.7	$932.6

(1)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
(2)	Represents one-time severance and related benefit expense related to our cost reduction measures.
(3)	Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests).

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	(In millions)
Revenues:
Sales of commodities	$1,840.8	$1,594.2	$246.6	15%	$4,900.8	$5,254.8	$(354.0)	(7%)
Fees from midstream services	274.3	308.3	(34.0)	(11%)	786.7	942.4	(155.7)	(17%)
Total revenues	2,115.1	1,902.5	212.6	11%	5,687.5	6,197.2	(509.7)	(8%)
Product purchases	1,303.2	1,328.1	(24.9)	(2%)	3,346.8	4,415.7	(1,068.9)	(24%)
Gross margin (1)	811.9	574.4	237.5	41%	2,340.7	1,781.5	559.2	31%
Operating expenses	181.9	200.2	(18.3)	(9%)	565.1	600.7	(35.6)	(6%)
Operating margin (1)	630.0	374.2	255.8	68%	1,775.6	1,180.8	594.8	50%
Depreciation and amortization expense	203.7	244.3	(40.6)	(17%)	647.3	718.9	(71.6)	(10%)
General and administrative expense	56.3	65.6	(9.3)	(14%)	171.7	212.3	(40.6)	(19%)
Impairment of long-lived assets	—	—	—	—	2,442.8	—	2,442.8	—
Other operating (income) expense	72.2	18.4	53.8	292%	73.8	21.7	52.1	240%
Income (loss) from operations	297.8	45.9	251.9	NM	(1,560.0)	227.9	(1,787.9)	NM
Interest expense, net	(94.9)	(84.2)	(10.7)	13%	(283.0)	(229.2)	(53.8)	23%
Equity earnings (loss)	18.6	10.0	8.6	86%	54.1	15.9	38.2	240%
Gain (loss) from financing activities	(13.7)	—	(13.7)	—	47.4	(1.4)	48.8	NM
Gain (loss) from sale of equity-method investment	—	65.8	(65.8)	(100%)	—	65.8	(65.8)	(100%)
Change in contingent considerations	—	—	—	—	—	(8.8)	8.8	100%
Other, net	1.3	—	1.3	—	2.0	—	2.0	—
Net income (loss)	209.1	37.5	171.6	NM	(1,739.5)	70.2	(1,809.7)	NM
Less: Net income (loss) attributable to noncontrolling interests	100.1	76.6	23.5	31%	108.1	144.3	(36.2)	(25%)
Net income (loss) attributable to Targa Resources Partners LP	$109.0	$(39.1)	$148.1	NM	$(1,847.6)	$(74.1)	$(1,773.5)	NM
Financial data:
Adjusted EBITDA (1)	$404.9	$337.8	$67.1	20%	$1,157.7	$932.6	$225.1	24%

(1)

Gross margin, operating margin, and Adjusted EBITDA are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The increase in commodity sales reflects higher NGL and natural gas prices ($133.5 million), higher NGL, condensate and petroleum products volumes ($100.7 million) and the favorable impact of hedges ($171.0 million), partially offset by lower crude marketing and natural gas volumes ($128.9 million) and lower condensate and petroleum product prices ($29.6 million).

The decrease in fees from midstream services is primarily due to new commercial arrangements for volumes effective in January 2020, which resulted in a change from net presentation as fees from midstream services to gross presentation as sales of commodities and product purchases, and lower gas processing volumes, partially offset by increased export and terminaling and storage volumes.

The decrease in product purchases reflects lower crude marketing volumes associated with the sale of the Delaware crude system, which was effective December 1, 2019, and lower natural gas volumes, partially offset by higher NGL and natural gas prices.

Higher operating margin and gross margin in 2020 reflect increased segment results for Gathering and Processing and Logistics and Transportation. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense decreased primarily due to a lower depreciable base associated with assets that were impaired during the first quarter of 2020 and the sale of the Delaware crude system, which was effective December 1, 2019. The decrease in depreciation and amortization expense was partially offset by higher depreciation related to major growth capital projects placed in service, including Train 7 and the additional processing plants and associated infrastructure in the Permian Basin.

General and administrative expense decreased due to cost reduction measures resulting in lower compensation and benefits and non-labor expenses, partially offset by an increase in insurance costs.

Other operating (income) expense in 2020 consisted primarily of a loss associated with the reduction in the carrying value of our assets in Channelview, Texas in connection with the October 2020 Sale and write-down of certain assets to their recoverable amounts. Other operating (income) expense in 2019 consisted primarily of a loss associated with the write-down of certain assets to their recoverable amounts.

Interest expense, net, increased due to lower capitalized interest resulting from lower growth capital investments and higher average borrowings.

The increase in equity earnings is primarily due to higher earnings from our investments in GCX and Little Missouri 4 LLC (“Little Missouri 4”), partially offset by lower earnings from Gulf Coast Fractionators LP (“GCF”).

During the third quarter of 2020, we redeemed the 6¾% Senior Notes due 2024, resulting in a $13.7 million net loss from financing activities.

During the third quarter of 2019, we closed on the sale of an equity-method investment that resulted in the recognition of a gain of $65.8 million.

Net income attributable to noncontrolling interests was higher in 2020 primarily due to income allocated to noncontrolling interest holders in the Grand Prix Joint Venture, Targa GCX Pipeline LLC (“GCX DevCo JV”) and the Centrahoma Joint Venture.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The decrease in commodity sales reflects lower NGL, condensate, natural gas and petroleum product prices ($1,112.5 million) and lower crude marketing volumes ($254.7 million), partially offset by higher NGL, condensate, natural gas and petroleum product volumes ($664.3 million), the favorable impact of hedges ($345.1 million) and higher crude marketing prices ($3.8 million).

The decrease in fees from midstream services is primarily due to new commercial arrangements for volumes effective in January 2020, which resulted in a change from net presentation as fees from midstream services to gross presentation as sales of commodities and product purchases, and lower gas processing volumes, partially offset by increased export and terminaling and storage volumes.

The decrease in product purchases reflects lower NGL, condensate, natural gas and petroleum product prices, as well as lower crude marketing volumes associated with the sale of the Delaware crude system, which was effective December 1, 2019, partially offset by higher NGL, condensate, natural gas and petroleum product volumes.

Higher operating margin and gross margin in 2020 reflect increased segment results for Gathering and Processing and Logistics and Transportation. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense decreased primarily due to a lower depreciable base associated with assets that were impaired during the first quarter of 2020 and the sale of the Delaware crude system, which was effective December 1, 2019. The decrease in depreciation and amortization expense was partially offset by higher depreciation related to major growth capital projects placed in service, including Train 7 and the additional processing plants and associated infrastructure in the Permian Basin.

General and administrative expense decreased due to cost reduction measures resulting in lower compensation and benefits and non-labor expenses, partially offset by an increase in insurance costs.

The impairment charge is primarily associated with the partial impairment of gas processing facilities and gathering systems in the first quarter of 2020 associated with our Mid-Continent operations and full impairment of our Coastal operations - all of which are in our Gathering and Processing segment. Based on then-current market conditions, our first quarter impairment assessment projected further decline in natural gas production across the Mid-Continent and Gulf of Mexico. We did not recognize any impairments of long-lived assets during the nine months ended September 30, 2019. We may identify additional triggering events in the future, which will require additional evaluations of the recoverability of the carrying value of our long-lived assets and may result in future impairments.

Other operating (income) expense in 2020 consisted primarily of a loss associated with the reduction in the carrying value of our assets in Channelview, Texas in connection with the October 2020 Sale and write-down of certain assets to their recoverable amounts. Other operating (income) expense in 2019 consisted primarily of a loss associated with the write-down of certain assets to their recoverable amounts.

Interest expense, net, increased due to lower capitalized interest resulting from lower growth capital investments and higher average borrowings.

The increase in equity earnings is primarily due to higher earnings from our investments in GCX and Little Missouri 4, partially offset by lower earnings from GCF.

During the nine months ended September 30, 2020, we repurchased a portion of its outstanding senior notes on the open market and redeemed the 6¾% Senior Notes due 2024, paying $831.0 million plus accrued interest to repurchase $883.4 million of the notes, resulting in a $47.4 million net gain from financing activities.

During the third quarter of 2019, we closed on the sale of an equity-method investment that resulted in the recognition of a gain of $65.8 million.

Net income attributable to noncontrolling interests was lower in 2020 primarily due to the allocation of impairment losses recognized during the first quarter of 2020 to noncontrolling interest holders, partially offset by higher income allocated to noncontrolling interest holders in Targa Badlands LLC (“Targa Badlands”), the DevCo Joint Ventures and the Grand Prix Joint Venture.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Consolidated Operating Margin
	(In millions)
Three Months Ended:
September 30, 2020	$261.0	$280.4	$88.6	$630.0
September 30, 2019	246.5	228.9	(101.2)	374.2

Nine Months Ended:
September 30, 2020	$753.7	$806.0	$215.9	$1,775.6
September 30, 2019	716.8	565.0	(101.1)	1,180.7

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	(In millions, except operating statistics and price amounts)
Gross margin	$362.9	$366.7	$(3.8)	(1%)	$1,071.4	$1,092.0	$(20.6)	(2%)
Operating expenses	101.9	120.2	(18.3)	(15%)	317.7	375.2	(57.5)	(15%)
Operating margin	$261.0	$246.5	$14.5	6%	$753.7	$716.8	$36.9	5%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,811.5	1,513.9	297.6	20%	1,722.1	1,421.3	300.8	21%
Permian Delaware	758.1	629.4	128.7	20%	712.4	552.2	160.2	29%
Total Permian	2,569.6	2,143.3	426.3		2,434.5	1,973.5	461.0

SouthTX (5)	233.6	328.6	(95.0)	(29%)	261.5	335.3	(73.8)	(22%)
North Texas	197.8	228.2	(30.4)	(13%)	206.3	227.6	(21.3)	(9%)
SouthOK (6)	386.9	590.8	(203.9)	(35%)	463.3	606.1	(142.8)	(24%)
WestOK	233.6	329.2	(95.6)	(29%)	258.7	335.2	(76.5)	(23%)
Total Central	1,051.9	1,476.8	(424.9)		1,189.8	1,504.2	(314.4)

Badlands (7),(8)	137.0	120.8	16.2	13%	136.1	103.4	32.7	32%
Total Field	3,758.5	3,740.9	17.6		3,760.4	3,581.1	179.3

Coastal	522.8	764.9	(242.1)	(32%)	672.9	779.9	(107.0)	(14%)

Total	4,281.3	4,505.8	(224.5)	(5%)	4,433.3	4,361.0	72.3	2%
NGL production, MBbl/d (3)
Permian Midland (4)	253.0	216.5	36.5	17%	247.6	199.8	47.8	24%
Permian Delaware	105.3	82.3	23.0	28%	97.1	71.4	25.7	36%
Total Permian	358.3	298.8	59.5		344.7	271.2	73.5

SouthTX (5)	29.2	41.5	(12.3)	(30%)	28.7	44.0	(15.3)	(35%)
North Texas	23.7	27.3	(3.6)	(13%)	24.5	26.9	(2.4)	(9%)
SouthOK (6)	45.9	69.5	(23.6)	(34%)	54.6	65.4	(10.8)	(17%)
WestOK	19.3	19.2	0.1	1%	21.2	22.4	(1.2)	(5%)
Total Central	118.1	157.5	(39.4)		129.0	158.7	(29.7)

Badlands (8)	17.0	14.0	3.0	21%	16.3	12.2	4.1	34%
Total Field	493.4	470.3	23.1		490.0	442.1	47.9

Coastal	32.5	45.4	(12.9)	(28%)	41.5	47.0	(5.5)	(12%)

Total	525.9	515.7	10.2	2%	531.5	489.1	42.4	9%
Crude oil, Badlands, MBbl/d	146.4	164.3	(17.9)	(11%)	160.4	167.0	(6.6)	(4%)
Crude oil, Permian, MBbl/d (9)	44.6	95.2	(50.6)	(53%)	45.3	86.1	(40.8)	(47%)
Natural gas sales, BBtu/d (3),(10)	2,032.3	2,056.6	(24.3)	(1%)	2,079.3	2,011.2	68.1	3%
NGL sales, MBbl/d (3),(10)	389.5	398.0	(8.5)	(2%)	406.0	382.4	23.6	6%
Condensate sales, MBbl/d	13.6	11.0	2.6	24%	16.1	12.2	3.9	32%
Average realized prices - inclusive of hedges (11):
Natural gas, $/MMBtu	1.34	1.13	0.21	19%	1.10	1.31	(0.21)	(16%)
NGL, $/gal	0.29	0.28	0.01	4%	0.24	0.35	(0.11)	(31%)
Condensate, $/Bbl	43.49	50.23	(6.74)	(13%)	38.56	49.49	(10.93)	(22%)

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

(7)	Badlands natural gas inlet represents the total wellhead volume and includes the Targa volumes processed at the Little Missouri 4 Plant.
(8)

As of April 3, 2019, Targa owns 55% of Targa Badlands, prior to which we owned a 100% interest. Targa Badlands is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Permian crude oil volumes reflect the sale of the Delaware crude system, which was effective December 1, 2019.
(10)

Natural gas and NGL sales statistics in 2020 include statistics related to new commercial arrangements effective in January 2020, which resulted in a change from net presentation as “Fees from midstream services” to gross presentation as “Sales of commodities” and “Product purchases”. This change in presentation did not result in an impact to our operating or gross margin.

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

The following table presents the realized commodity hedge gain/loss attributable to our equity volumes that are included in the gross margin of Gathering and Processing segment:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	17.5	$0.20	$3.5	18.8	$1.07	$20.1
NGL (MMgal)	126.4	0.08	10.5	110.0	0.17	18.5
Crude oil (MBbl)	0.5	16.75	8.0	0.4	(1.76)	(0.7)
			$22.0			$37.9

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	50.6	$0.55	$27.7	47.0	$1.29	$60.6
NGL (MMgal)	322.1	0.15	49.7	252.1	0.11	27.9
Crude oil (MBbl)	1.4	19.72	27.7	1.1	(2.28)	(2.6)
			$105.1			$85.9

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Gathering and Processing segment gross margin contributions, attributable to higher system volumes and fee-based margin in the Permian region, were offset by lower volumes in the Central region and lower realized hedge gains. In the Permian, inlet volumes and NGL production increased due to production from new wells and the addition of the Pembrook and Falcon plants in 2019 and the Peregrine and Gateway plants in 2020. Lower volumes in the Central region were attributable to temporary shut-ins and reduced producer activity. In the Badlands, natural gas purchased volumes and NGL production increased due to production from new wells and the incremental processing capacity available with the commencement of operations at the Little Missouri 4 Plant in the third quarter of 2019. In the Coastal region, volumes were lower due to continued low producer activity and the effects of multiple Gulf Coast hurricanes in the third quarter of 2020, which necessitated temporary shutdowns of certain facilities in Louisiana. Total crude oil volumes decreased in the Badlands due to reduced producer activity and temporary shut-ins, while the decrease in the Permian was primarily due to the sale of the Delaware crude system in the fourth quarter of 2019.

Operating expenses were lower due to cost reduction measures that resulted in decreases in compensation and benefits, contract labor and chemicals, despite the addition of the Peregrine and Gateway processing facilities in the Permian.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Gathering and Processing segment gross margin contributions, attributable to higher inlet volumes and fee-based margin in the Permian region and Badlands and higher realized hedge gains, were offset by lower commodity prices and lower Central region volumes. In the Permian, inlet volumes and NGL production increased due to production from new wells and the addition of the Hopson, Pembrook and Falcon plants in 2019 and the Peregrine and Gateway plants in 2020. Lower volumes in the Central region were attributable to temporary shut-ins and reduced producer activity. In the Badlands, natural gas purchased volumes and NGL production increased due to production from new wells and the incremental processing capacity available with the commencement of operations at the Little Missouri 4 Plant in the third quarter of 2019. In the Coastal region, volumes were lower due to continued low producer activity and the effects of multiple Gulf Coast hurricanes in the third quarter of 2020, which necessitated temporary shutdowns of certain facilities in Louisiana. Total crude oil volumes decreased in the Badlands due to reduced producer activity and temporary shut-ins, while the decrease in the Permian was primarily due to the sale of the Delaware crude system in the fourth quarter of 2019.

Operating expenses were lower due to cost reduction measures that resulted in decreases in contract labor, chemicals and compression rentals and lower ad valorem taxes, despite the addition of the Peregrine and Gateway processing facilities in the Permian.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	(In millions, except operating statistics and price amounts)
Gross margin	$362.0	$310.4	$51.6	17%	$1,057.0	$792.4	$264.6	33%
Operating expenses (1)	81.6	81.5	0.1	0%	251.0	227.4	23.6	10%
Operating margin	$280.4	$228.9	$51.5	22%	$806.0	$565.0	$241.0	43%
Operating statistics MBbl/d (2):
Fractionation volumes (3)	589.5	508.8	80.7	16%	598.0	492.8	105.2	21%
Export volumes (4)	308.5	239.2	69.3	29%	277.2	228.1	49.1	22%
Pipeline throughput (5)	300.9	131.8	169.1	128%	273.0	44.4	228.6	NM
NGL sales	724.1	672.1	52.0	8%	721.6	620.9	100.7	16%

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The increase in Logistics and Transportation segment gross margin was primarily due to higher NGL transportation and fractionation margin and higher LPG export margin, partially offset by lower marketing margin. NGL transportation and fractionation margin increased due to higher volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 7 in the first quarter of 2020 and Train 8 late in the third quarter of 2020.  LPG export margin increased due to higher volumes driven by expansion of our LPG export capabilities.  Marketing margin decreased primarily due to less optimization margin realized in our marketing businesses.

Operating expenses were flat, despite the operations of a number of system expansions, including Grand Prix, additional incremental fractionation capacity and expansion of our LPG export capabilities. Lower fuel and power costs and cost reduction measures that resulted in lower compensation and maintenance were offset by increased taxes primarily attributable to Grand Prix and the inclusion of our share of operating expenses associated with GCF.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The increase in Logistics and Transportation segment gross margin was primarily due to higher NGL transportation and fractionation margin and higher LPG export margin, partially offset by lower marketing margin. NGL transportation and fractionation margin increased due to higher volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 6 in the second quarter of 2019, Train 7 in the first quarter of 2020 and Train 8 late in the third quarter of 2020. LPG export margin increased due to higher volumes driven by expansion of our LPG export capabilities. Marketing margin decreased due to less optimization margin realized in our marketing businesses.

Operating expenses were higher primarily due to the inclusion of our share of operating expenses associated with GCF, increased costs attributable to our fractionation and LPG export expansions, higher taxes primarily attributable to Grand Prix and to additional incremental fractionation capacity, and higher maintenance primarily attributable to Grand Prix, partially offset by lower fuel and power costs.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In millions)			(In millions)
Gross margin	$88.6	$(101.2)	$189.8	$215.9	$(101.1)	$317.0
Operating margin	$88.6	$(101.2)	$189.8	$215.9	$(101.1)	$317.0

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

Liquidity and Capital Resources

As of September 30, 2020, we had $248.0 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, our cash flows from operating activities and remaining borrowing capacity on our credit facility (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity as of November 2, 2020 was:

		November 2, 2020
		(In millions)
Cash on hand		$252.3
Total availability under the TRP Revolver		2,200.0
Total availability under the Securitization Facility		250.0
		2,702.3

Less:	Outstanding borrowings under the TRP Revolver	(600.0)
	Outstanding borrowings under the Securitization Facility	(250.0)
	Outstanding letters of credit under the TRP Revolver	(37.5)
	Total liquidity	$1,814.8

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of September 30, 2020 increased $249.7 million compared to December 31, 2019. The increase was primarily attributable to higher inventory balances, lower current maturities of debt from payments on our Securitization Facility, and lower payables for capital expenditures and product purchases, partially offset by lower receivables resulting from lower commodity prices.

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

As of September 30, 2020, total contributions from Stonepeak to the DevCo JVs were $911.4 million. As of September 30, 2020, total contributions from funds managed by Blackstone Energy Partners (“Blackstone”) to the Grand Prix Joint Venture were $341.3 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of September 30, 2020, and December 31, 2019, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations, including unamortized premiums, debt issuance costs and non-current liabilities of finance leases, was $7,217.2 million and $7,005.2 million, respectively.

The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of September 30, 2020, we did not have any interest rate hedges.

In 2019, we closed on the sale of a 45% interest in Targa Badlands to GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “GSO”) for $1.6 billion in cash. Growth capital of Targa Badlands after the sale is funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to GSO and Targa, with GSO having a priority right on such MQDs. Additionally, GSO’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries. As of September 30, 2020, the contributions from GSO were $74.0 million.

On November 2, 2020, we redeemed the $559.6 million remaining balance of our 5 ¼% Senior Notes due 2023.

In the third quarter of 2020, we issued $1.0 billion of 4⅞% Senior Notes due 2031, resulting in net proceeds of $991.0 million. A portion of the net proceeds from the issuance were used to fund the Tender Offer and redemption payments for our 6¾% Notes, with the remainder used for repayment of borrowings under the TRP Revolver.

We accepted for purchase all the notes that were validly tendered as of the early tender date, which totaled $262.1 million and redeemed the remaining aggregate principal amount of the 6¾% Notes, which totaled $318.0 million. We recorded a loss due to debt extinguishment of $13.7 million comprised of $11.1 million premiums paid and a write-off of $2.6 million of debt issuance costs.

Additionally, during the first half of 2020, we repurchased a portion of the outstanding senior notes on the open market, paying $239.8 million plus accrued interest to repurchase $303.3 million of the notes. The repurchases resulted in a $61.1 million net gain, which included the write-off of $2.4 million in related debt issuance costs. We may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Compliance with Debt Covenants

As of September 30, 2020, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2020	2019	2020 vs. 2019
(In millions)
$1,054.9	$897.4	$157.5

The primary drivers of cash flows from operating activities are (i) the collection of cash from customers from the sale of NGLs, natural gas and other petroleum commodities, as well as fees for processing, gathering, export, fractionation, terminaling, storage and transportation, (ii) the payment of amounts related to the purchase of NGLs, natural gas and crude oil (iii) changes in payables and accruals related to major growth capital projects, and (iv) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

Net cash provided by operations increased in 2020 compared to 2019 primarily due to higher operating margin and an increase in cash distributions received from unconsolidated affiliates, partially offset by an increase in interest payments as a result of higher average borrowings.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2020	2019	2020 vs. 2019
(In millions)
$(654.0)	$(2,619.7)	$1,965.7

Cash used in investing activities decreased in 2020 compared to 2019, primarily due to lower outlays for property, plant and equipment of $1,630.7 million, resulting from the completion of construction of Grand Prix, Train 6, Train 7, and additional processing plants and associated infrastructure in the Permian Basin in 2019 and early 2020. The change is also attributable to proceeds of $134.1 million received from the sale of our Delaware crude system and a $241.5 million decrease in our contributions to unconsolidated affiliates primarily due to the completion of GCX Pipeline in 2019.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Source of Financing Activities, net
Distributions	$(346.8)	$(921.5)
Contributions from (distributions to) noncontrolling interests	(277.3)	419.8
Debt, including financing costs	130.1	823.7
Contributions from TRC and General Partner	50.0	200.0
Sale of ownership interests in subsidiaries	—	1,619.7
Payment of contingent consideration	—	(317.1)
Other	—	(10.7)
Net cash provided by financing activities	$(444.0)	$1,813.9

In 2020, net cash used in financing activities is primarily due to distributions to TRC, and net distributions to noncontrolling interests, partially offset by a net increase of debt outstanding and contributions from TRC and General Partner. Our distributions to noncontrolling interests are higher than our contributions from noncontrolling interests in 2020, primarily due to completion of major growth capital projects in 2019. Our debt outstanding increased primarily due to the issuance of the 4⅞% Senior Notes due 2031 that resulted in cash proceeds of $991.0 million, partially offset by repurchasing a portion of our outstanding senior notes through open market purchases and the Tender Offer and redemption payments for the 6¾% Notes for a total of $831.0 million.

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

Distributions

TRC is entitled to receive all available Partnership distributions after payments of preferred distributions each quarter.

The following table details the distributions declared and/or paid by us during the nine months ended September 30, 2020:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2020	November 13, 2020	$51.7	$48.9
June 30, 2020	August 13, 2020	51.7	48.9
March 31, 2020	May 13, 2020	53.1	50.3
December 31, 2019	February 13, 2020	241.9	239.1

Preferred Units

Distributions on our Preferred Units are declared and paid monthly. As of September 30, 2020, we have 5,000,000 Preferred Units outstanding. For the three and nine months ended September 30, 2020, $2.8 million and $8.4 million of distributions were paid. We have accrued distributions to Series A Preferred Unitholders of $0.9 million for September, which were paid subsequently on October 15, 2020.

In October 2020, the board of directors of our general partner declared a cash distribution of $0.1875 per Preferred Unit. This distribution will be paid on November 16, 2020.

Capital Expenditures

The following table details cash outlays for capital projects for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Capital expenditures:
Growth (1)	$542.6	$2,203.4
Maintenance (2)	67.7	101.5
Gross capital expenditures	610.3	2,304.9
Transfers from materials and supplies inventory to property, plant and equipment	(1.9)	(21.7)
Change in capital project payables and accruals, net	194.7	150.6
Cash outlays for capital projects	$803.1	$2,433.8

(1)

Growth capital expenditures, net of contributions from noncontrolling interests, were $518.0 million and $1,870.8 million for the nine months ended September 30, 2020 and 2019. Net contributions to investments in unconsolidated affiliates were $0.5 million and $75.4 million for the nine months ended September 30, 2020 and 2019.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $66.1 million and $95.5 million for the nine months ended September 30, 2020 and 2019.

We currently estimate that in 2020 we will invest approximately $700 million in growth capital expenditures, net of noncontrolling interests, and net contributions to investments in unconsolidated affiliates for announced projects. We expect that 2020 maintenance capital expenditures, net of noncontrolling interests, will be approximately $110 million.

Total growth capital expenditures were lower for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to lower spending on growth capital investments, as a significant portion of our major projects began full service in 2019, including Grand Prix, Train 6, and additional processing plants and associated infrastructure in the Permian Basin. Total maintenance capital expenditures were lower for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to timing of maintenance projects.

Off-Balance Sheet Arrangements

As of September 30, 2020, there were $44.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2020, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2020:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$7.8	$49.7	$(33.6)
NGLs	(55.1)	11.0	(121.2)
Crude oil	31.7	45.4	18.0
Total	$(15.6)	$106.1	$(136.8)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $109.2 million and $(61.8) million during the three months ended September 30, 2020 and 2019 and $337.3 million and $(7.7) million during the nine months ended September 30, 2020 and 2019, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

The estimated fair value of our risk management position has moved from a net liability position of $6.1 million at December 31, 2019 to a net liability position of $15.6 million at September 30, 2020. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. Additionally, on and after November 1, 2020, distributions on the Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus 7.71%. As of September 30, 2020, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRP Revolver and the Securitization Facility, and distributions owed on the Preferred Units, will also increase. As of September 30, 2020, we had $350.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility. A hypothetical change of 100 basis points in the rates of our variable interest rate debt and Preferred Units accumulating at an annual floating rate would impact our annual interest expense by $3.5 million and Preferred Unit distributions by $1.3 million based on our September 30, 2020 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $67.0 million as of September 30, 2020. The range of losses attributable to our individual counterparties as of September 30, 2020 would be between $1.7 million and $16.9 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $0.1 million and $0.0 million as of September 30, 2020 and December 31, 2019. Changes in the allowance for doubtful accounts were not material for the three and nine months ended September 30, 2020.

No customer comprised 10% or greater than our consolidated revenues during the three months ended September 30, 2020. During the nine months ended September 30, 2019, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 10% of our consolidated revenues.

During the three and nine months ended September 30, 2019, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 11% and 12% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 26, 2018, Vitol Americas Corp. (“Vitol”) filed a lawsuit in the 80th District Court of Harris County, Texas against Targa Channelview LLC, a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview and Noble Americas Corp. (the “Splitter Agreement”), which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement.  In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol seeks return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

On October 15, 2020, the District Court awarded Vitol $129 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company plans to contest the award and is preparing an appeal to the Court of Appeals in Houston, Texas.

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

Additionally, we have been and may continue to be adversely affected by the continued impact on global demand for commodities related to the COVID-19 pandemic. The COVID-19 pandemic has reduced economic activity and the related demand for energy commodities. These effects, combined with a period of increased production from major oil producing nations and decreasing availability of crude oil storage has contributed to lower commodity prices compared to historical levels in 2020 to date and is expected to continue to impact demand over the short-to-medium term.

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

As further discussed in Note 4 – Property, Plant and Equipment and Intangible Assets and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the global decline in commodity prices due to both demand and supply disruptions was a significant contributing factor to the non-cash impairment charges totaling $2,442.8 million for the nine months ended September 30, 2020.

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

4.2

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 21, 2020).

4.3

Registration Rights Agreement dated as of August 18, 2020 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 21, 2020).

10.1

Purchase Agreement dated as of August 11, 2020, among the Issuers, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 17, 2020).

10.2*

Supplemental Indenture dated September 17, 2020 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.3*

Supplemental Indenture dated September 17, 2020 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated September 17, 2020 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.5*

Supplemental Indenture dated September 17, 2020 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6*

Supplemental Indenture dated September 17, 2020 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.7*

Supplemental Indenture dated September 17, 2020 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

Number	Description

10.8*

Supplemental Indenture dated September 17, 2020 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.9*

Supplemental Indenture dated September 17, 2020 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.10*

Supplemental Indenture dated September 17, 2020 to Indenture dated August 18, 2020, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Partners LP

	By:	Targa Resources GP LLC,
its general partner

Date: November 5, 2020	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)